Form 10-Q
period 2008-12-31
ARES VENTURES CORP.
filed 2009-02-03
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                        Commission file number 333-154455


                               ARES VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
          (Address of principal executive offices, including zip code)

                                  (858)408-2457
                     (Telephone number, including area code)

                                   Shane Ellis
                               Ares Ventures Corp.
                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
                       Telephone & Facsimile (858)408-2457
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of February 3, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended December 31, 2008 immediately follow.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       December 31,      September 30,
                                                                          2008               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $     83           $ 15,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                          83             15,000
                                                                        --------           --------

      TOTAL ASSETS                                                      $     83           $ 15,000
                                                                        ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                      $     --           $    515
  Loan Payable to Director                                                   350                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    350                515

      TOTAL LIABILITIES                                                      350                515

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 3,000,000 shares issued and
   outstanding as of December 31, 2008 and September 30, 2008)             3,000              3,000
  Additional paid-in capital                                              12,000             12,000
  Deficit accumulated during development stage                           (15,267)              (515)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  (267)            14,485
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $     83           $ 15,000
                                                                        ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                              September 25, 2008
                                           Three Months          (inception)
                                              ended                through
                                            December 31,         December 31,
                                               2008                 2008
                                            ----------           ----------
REVENUES
  Revenues                                  $       --           $       --
                                            ----------           ----------
TOTAL REVENUES                                      --                   --

OPERATIONG EXPENSES
  Office and Administration                      2,752                3,267
  Mineral Exploration Expenses                   7,000                7,000
  Professional Fees                              5,000                5,000
                                            ----------           ----------
TOTAL OPERATING EXPENSES                       (14,752)             (15,267)

Provision for Income Taxes                          --                   --
                                            ----------           ----------

NET INCOME (LOSS)                           $  (14,752)          $  (15,267)
                                            ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE             $    (0.00)
                                            ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   3,000,000
                                            ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                        September 25, 2008
                                                                     Three Months          (inception)
                                                                        ended                through
                                                                      December 31,         December 31,
                                                                         2008                 2008
                                                                       --------             --------
OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,752)            $(15,267)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                (515)                  --
    Increase (decrease) in Loan from Director                               350                  350
                                                                       --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,917)             (14,917)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                   --

FINANCING ACTIVITIES
  Issuance of common stock                                                   --                3,000
  Additional paid-in capital                                                 --               12,000
                                                                       --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --               15,000
                                                                       --------             --------

NET INCREASE (DECREASE) IN CASH                                         (14,917)                  83

CASH AT BEGINNING OF PERIOD                                              15,000                   --
                                                                       --------             --------

CASH AT END OF PERIOD                                                  $     83             $     83
                                                                       ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --             $     --
                                                                       ========             ========
  Income Taxes                                                         $     --             $     --
                                                                       ========             ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and other investors sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $14,752 for the three months ended December 31, 2008. These expenses consisted of $2,752 in general operating expenses, $5,000 in professional fees and $7,000 for the geology report and claim costs.

Our net loss from inception (September 25, 2008) through December 31, 2008 was $15,267.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company.

The following table provides selected financial data about our company for the period ended December 31, 2008.

                      Balance Sheet Data:          12/31/08
                      -------------------          --------

                      Cash                          $  83
                      Total assets                  $  83
                      Total liabilities             $ 350
                      Shareholders' equity          $(267)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $83. In order to achieve our exploration program goals, we will require the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which became effective on December 1, 2008. There is no guarantee that management will be able to complete the offering. If we experience a shortage of funds prior to funding from the offering we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us. As of December 31, 2008 our director had loaned the company $350 for which there is no specific terms of repayment.

PLAN OF OPERATION

Our plan of operation for the twelve months following receipt of the funding from our offering is to complete the three phases of the exploration program. In addition to the $43,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $53,000. We will require the funds from our offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive.
The timeline for accomplishing this phase of fieldwork
including the turn-around time on analyses is approximately
two months                                                           $ 8,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodation, board, grid installation,
two geophysical surveys, maps and report                               9,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                          25,000
                                                                     -------

                                     Total                           $43,000
                                                                     =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in late spring 2009. We expect this phase to take 15 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $9,500 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase two of the exploration program, if it proves successful, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $25,000 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in summer 2009 and phase 3 in fall 2009. We have a verbal agreement with Western Minerals Inc., the consulting geology company who prepared the geology report on our claim, to retain their services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.             Exhibit                       Incorporated by Reference or Filed Herewith
-----------             -------                       -------------------------------------------
   3.1         Articles of Incorporation              Incorporated by reference to the Registration
                                                      Statement on Form S-1 filed with the SEC on
                                                      October 20, 2008, File No. 333-154455

   3.2         Bylaws                                 Incorporated by reference to the Registration
                                                      Statement on Form S-1 filed with the SEC on
                                                      October 20, 2008, File No. 333-154455

  31.1         Section 302 Certification of           Filed herewith
               Chief Executive Officer

  31.2         Section 302 Certification of           Filed herewith
               Chief Financial Officer

  32           Section 906 Certification of           Filed herewith
               Chief Executive Officer and
               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 3, 2009         Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)