Form 10-Q
period 2009-03-31
ARES VENTURES CORP.
filed 2009-05-13
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of May 12, 2009.

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended March 31, 2009 immediately follow.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          March 31,        September 30,
                                                                            2009               2008
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 16,577           $ 15,000
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        16,577             15,000
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 16,577           $ 15,000
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $     --           $    515
  Stock Subscriptions Received                                              18,800                 --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   18,800                515

      TOTAL LIABILITIES                                                     18,800                515

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   3,000,000 shares issued and outstanding as of March 31, 2009
   and September 30, 2008)                                                   3,000              3,000
  Additional paid-in capital                                                12,000             12,000
  Deficit accumulated during exploration stage                             (17,223)              (515)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  (2,223)            14,485
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 16,577           $ 15,000
                                                                          ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                September 25, 2008
                                        Three Months          Six Months           (inception)
                                           ended                ended               through
                                          March 31,            March 31,            March 31,
                                            2009                 2009                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATIONG EXPENSES
  Office and Administration                     456                3,208                3,723
  Mineral Exploration Expenses                   --                7,000                7,000
  Professional Fees                           1,500                6,500                6,500
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                     (1,956)             (16,708)             (17,223)

Provision for Income Taxes                       --                   --                   --
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (1,956)          $  (16,708)          $  (17,223)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                3,000,000            3,000,000
                                         ==========           ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      September 25, 2008
                                                                      Six Months         (inception)
                                                                        ended             through
                                                                       March 31,          March 31,
                                                                         2009               2009
                                                                       --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                    $(16,708)          $(17,223)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                                (515)                --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,223)           (17,223)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

FINANCING ACTIVITIES
  Issuance of Common Stock                                                   --              3,000
  Additional Paid-In Capital                                                 --             12,000
  Stock Subscriptions Received                                           18,800             18,800
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            18,800             33,800
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           1,577             16,577

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 16,577           $ 16,577
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SUBSEQUENT EVENTS

On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We incurred operating expenses of $1,956 for the three months ended March 31, 2009. These expenses consisted of $456 in general operating expenses and $1,500 in professional fees.

Our net loss from inception (September 25, 2008) through March 31, 2009 was $17,223.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company.

As of March 31, 2009 the company had received $18,800 from the sale of 940,000 shares at $0.02 per share pursuant to our Registration Statement filed on Form S-1 which became effective on December 1, 2008.

The following table provides selected financial data about our company for the period ended March 31, 2009.

                    Balance Sheet Data:            3/31/09
                    -------------------            -------

                    Cash                          $ 16,577
                    Total assets                  $ 16,577
                    Total liabilities             $ 18,800
                    Shareholders' equity          $ (2,223)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $16,577. If we experience a shortage of funds we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

ITEM 5. OTHER INFORMATION

On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

May 12, 2009             Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)