Form 10-Q
period 2009-06-30
ARES VENTURES CORP.
filed 2009-07-31
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of July 31, 2009

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended June 30, 2009 immediately follow.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,         September 30,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 51,283           $ 15,000
  Deposits                                                            4,500                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 55,783             15,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 55,783           $ 15,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     80           $    515
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                80                515

      TOTAL LIABILITIES                                                  80                515

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 6,000,000 and 3,000,000 shares
   issued and outstanding as of June 30, 2009 and
   September 30, 2008)                                                6,000              3,000
  Additional paid-in capital                                         69,000             12,000
  Deficit accumulated during exploration stage                      (19,297)              (515)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           55,703             14,485
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 55,783           $ 15,000
                                                                   ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                               September 25, 2008
                                        Three Months          Nine Months         (inception)
                                           ended                ended               through
                                          June 30,             June 30,             June 30,
                                            2009                 2009                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $        0           $        0           $        0
                                         ----------           ----------           ----------
TOTAL REVENUES                                    0                    0                    0

OPERATING EXPENSES
  Office and Administration                     574                3,782                4,297
  Mineral Exploration Expenses                   --                7,000                7,000
  Professional Fees                           1,500                8,000                8,000
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                     (2,074)             (18,782)             (19,297)

Provision for Income Taxes                       --                   --                   --
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (2,074)          $  (18,782)          $  (19,297)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.01)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                4,615,385            3,538,462
                                         ==========           ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     September 25, 2008
                                                                      Nine Months       (inception)
                                                                        ended             through
                                                                       June 30,           June 30,
                                                                         2009               2009
                                                                       --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                    $(18,782)          $(19,297)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                      (4,500)            (4,500)
    Increase (decrease) in Accounts Payable                                (435)                80
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (23,717)           (23,717)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

FINANCING ACTIVITIES
  Issuance of Common Stock                                                3,000              6,000
  Additional Paid-In Capital                                             57,000             69,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,000             75,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          36,283             51,283

CASH AT BEGINNING OF PERIOD                                              15,000                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 51,283           $ 51,283
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $2,074 for the three months ended June 30, 2009. These expenses consisted of $574 in general operating expenses and $1,500 in professional fees.

Our net loss from inception (September 25, 2008) through June 30, 2009 was $19,297.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company.

On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

The following table provides selected financial data about our company for the period ended June 30, 2009.

                     Balance Sheet Data:           6/30/09
                     -------------------           -------

                     Cash                          $51,283
                     Total assets                  $55,783
                     Total liabilities             $    80
                     Shareholders' equity          $55,703

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $51,283. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the three phases of the exploration program. In addition to the $43,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $53,000.

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

We have paid the geologist a deposit of $4,500 to commence Phase 1 of the exploration program. We expect this phase to take 15 days to complete and an additional two to three months for the geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in spring 2010 and phase 3 in summer 2010. We have a verbal agreement with Western Minerals Inc., the consulting geology company who prepared the geology report on our claim, to retain their services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

July 31, 2009            Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)