Form 10-K
period 2009-09-30
ARES VENTURES CORP.
filed 2010-01-07
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2009

                        Commission file number 333-154455

                               Ares Ventures Corp.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                26-3439095
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
               (Address of Principal Executive Offices & Zip Code)

                                  (858)408-2457
                               (Telephone Number)

                                   Shane Ellis
                               Ares Ventures Corp.
                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
                       Telephone & Facsimile (858)408-2457
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of January 5, 2010, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 5, 2010.

                               ARES VENTURES CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       11
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Securities Holders              14

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16
Item 8.  Financial Statements and Supplementary Data                        19
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            33

                                Part III

Item 10. Directors and Executive Officers                                   35
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    38
Item 13. Certain Relationships and Related Transactions                     38
Item 14. Principal Accounting Fees and Services                             39

                                 Part IV

Item 15. Exhibits                                                           40

Signatures                                                                  40

                                     PART I

ITEM 1. BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report.

The Ray 1-4 Mineral Claims, comprising a total of 82.64 acres, is the only claim currently owned by the company. If our claim does not contain any reserves all funds that we spend on exploration will be lost. If we complete our current exploration program and are successful in identifying a mineral deposit we will need to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

GLOSSARY

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

     Alluvium - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA many in filled valleys, often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Nuees Ardante or Ladu - an extremely hot, gaseous, somewhat horizontally ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

GENERAL INFORMATION

The Ray 1-4 mineral claims comprise a total of 82.64 acres. The mineral claim area may be located on the Esmeralda County, Rock Hill Quadrangle Area. The claims are motor vehicle accessible from the Town of Tonopah, Nevada by traveling 51 miles northwest along Highway 95 past the Coaldale junction to a dirt road traveling east-northeast from the highway. This road is then taken for
2.5 miles to the Ray mineral claims. The beneficial owner of the mineral claims is Ares Ventures Corp.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance.

We have recently commenced exploration work on the claim. Subsequent to the September 30, 2009 year end the $4,500 deposit to the geologist was applied to exploration costs incurred and the remainder of the Phase 1 work was completed and we paid the additional $4,000 to complete payment of the Phase 1 exploration costs. The geologist recommended a Phase 1A to further investigate anomolies identified in Phase 1 and we advised him to commence with Phase 1A and paid him $8,000 for the costs of Phase 1A. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. The Ray property lies in the west central area of the State of Nevada, 51 miles northwest of the Town of Tonopah on Highway 95 and is accessible from Highway 95 by traveling 2.5 miles to the east-northeast to the property. The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles south of Tonopah by paved road (Highway 95).

A three-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist in his geological report. Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area is recommended.

The cost of the proposed program is $8,500 for the initial phase of exploration work, $8,000 for Phase 1A, $9,500 for the contingent second phase and $25,000 for the third phase. During October 2009 the geologist completed Phase 1 of the exploration program and recommended a followup Phase 1A program. During November 2009 he completed the fieldwork for Phase 1A and we are awaiting his results.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report on the property. There is no guarantee that exploitable mineralization will be found, nor the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claim if mineralization is found.

ACQUISITION OF THE MINERAL CLAIM

The claim is currently held in trust in the name of our president, Shane Ellis. We paid $3,500 to Western Minerals Inc. for the staking of the claim.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

The title for the claims is in good standing until September 2010. During the first week in August 2010 a filing is to be made by the Company to the County and Bureau of Land Management that we intend to retain the claims and to continue performing exploration work on them. Such work will be reported and filed at the appropriate time.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Ray property lies in the west central area of the State of Nevada, 51 miles northwest of the Town of Tonopah on Highway 95 and is accessible from Highway 95 by traveling 2.5 miles to the east-northeast to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles south of Tonopah by paved road (Highway 95).

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas.

The physiography of the Ray property is very low west sloping terrain toward Highway 95. Much of this general area with many broad open valleys and moderately high mountain ridges hosts sagebrush and other desert plants on the low hill slopes.

Mining holds an historical and contemporary place in the development and economic well being of the area.

The claim area ranges in elevation from 4,600' - 4,650' mean sea level. The physiographic setting of the property can be described as open desert in the broad valley within a mosaic of moderately rugged mountains on the west and east well beyond the claim boundaries. The area has been surficially altered both by fluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably, but quite deep because of its close proximity to the Columbus Salt Marsh.

                      [MAP SHOWING THE PROPERTY LOCATION]

HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from
6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 oz/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on walls of some canyons. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Candalaria Hills to the west of the Ray 1-4 mineral claims is an observed, large thrust fault. Older Ordovician aged rocks units are faulted at a relatively low angle toward the east or southeast bringing these older rock units over top of the younger Triassic units. The same Ordovician age rock units are in places thrust over by older Permian age rock units. This significant structural event was named the Monte Cristo thrust and appears to have a possible causative effect on the mineralization in the area.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

PROPERTY GEOLOGY

The geology of the Ray property area may be described as being underlain by Quaternary age sediments comprised of desert wash, collovium, alluvium and playa deposits. This younger covered basin within a larger surrounding area of rock exposure and some known mineral occurrences exhibit a good geological setting and a good target area in which to conduct mineral exploration.

PROPERTY MINERALIZATION

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissure vein replacement in either pre-Tertiary volcanic or Tertiary volcanic host rocks.





                       [MAP SHOWING THE REGIONAL GEOLOGY]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until necessary. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

Our exploration programs in Nevada are subject to state and federal regulations regarding environmental considerations. All operations involving the exploration for the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of streams and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the rights of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming and may delay commencement or continuation of exploration or production operations. Future legislation may significantly emphasize the protection of the environment, and, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as further interpretation of existing laws in the United States, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations, the extent of which cannot be predicted. Environmental problems known to exist at this time in the United States may not be in compliance with regulations that may come into existence in the future. This may have a substantial impact upon the capital expenditures required of us in order to deal with such problem and could substantially reduce earnings.

The regulatory bodies that directly regulate our activities are the Bureau of Land Management (Federal) and the Nevada Department of Environmental Protection (State).

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $7,000 for the geology report and staking of the claim.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Shane Ellis. Mr. Ellis currently devotes four to five hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in September 2008 and we have only recently started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $31,242 from inception to September 30, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate a profitable mineral property
     *    our ability to generate revenues
     *    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

BECAUSE WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO DETERMINE IF WE HAVE A RESERVE, IF WE CAN'T RAISE THE MONEY WE WILL HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials when necessary. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 10% OF HIS TIME OR APPROXIMATELY FOUR TO FIVE HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 10% of his time or four to five hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

OUR STOCK IS CONSIDERED PENNY STOCK WHICH LIMITS AN INVESTORS' ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

Our shares are quoted on FINRA's Over the Counter Bulletin Board (OTCBB). To be eligible for quotation, issuers must remain current in their filings with the Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for shareholders to resell any shares, if at all.

OUR SOLE OFFICER AND DIRECTOR, BENEFICIALLY OWNS 50% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Mr. Ellis' share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 4600 Lamont Street #4-327, San Diego, CA 92109, which is the home office of our president and are provided to us free of charge. The telephone number is (858)408-2457. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended September 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "AREV". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Ares Ventures had 29 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the Securities and Exchange Commission. All reports and information filed by us can be found at their website, www.sec.gov.

TRANSFER AGENT

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have not generated any revenue.

We incurred operating expenses of $30,727 and $515 for the years ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception (September 25, 2008) through September 30, 2009 was $31,242.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company. On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

The following table provides selected financial data about our company for the period ended September 30, 2009.

                     Balance Sheet Data:           9/30/09
                     -------------------           -------

                     Cash                          $47,758
                     Total assets                  $47,758
                     Total liabilities             $ 4,000
                     Shareholders' equity          $47,758

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $47,758. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete Phases 2 and 3 of the exploration program, if warranted by the results of Phase 1A. In addition to the $34,500 we anticipate spending for the remainder of the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $44,500.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1 (COMPLETED)


Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive.
The timeline for accomplishing this phase of fieldwork
including the turn-around time on analyses is approximately
two months                                                            $ 8,500
                                                          (paid, $4,000
                                                          subsequent to 9/30/09)

PHASE 1A (FIELDWORK COMPLETED)

Fill-n MMI sampling to establish a more exact pattern of
Anomalies found in Phase 1.                                           $ 8,000
                                                          (paid subsequent to
                                                           9/30/09)

PHASE 2

Magnetometer and VLF electromagnetic, grid
controlled surveys over the areas of interest
determined by the Phase 1 survey. Included in this
estimated cost is transportation, accommodation,
board, grid installation, two geophysical surveys,
maps and report                                                         9,500

PHASE 3

Induced polarization survey over grid controlled
anomalous area of interest outlined by Phase 1&2
fieldwork. Hoe or bulldozer trenching, mapping and
sampling of bedrock anomalies. Includes assays, maps
and reports                                                            25,000
                                                                      -------

                                          Total                       $51,000
                                                                      =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

We paid the geologist a deposit of $4,500 to commence Phase 1 of the exploration program, subsequent to September 30, 2009 we applied those funds to the exploration costs and paid him an additional $4,000 for Phase 1. He completed Phase 1 in October 2009 and recommended a followup Phase 1 at a cost of $8,000. He completed the field work for the followup Phase 1A in November 2009, we are awaiting his results.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Ares Ventures Corp.
(A Development Stage Company)

We have  audited the  accompanying  balance  sheets of Ares  Ventures  Corp.  (A
Development Stage Company) as of September 30, 2009 and September 30, 2008 Re-stated, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 Re-stated and since inception on September 25, 2008 through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ares Ventures Corp. (A Development Stage Company) as of September 30, 2009 and September 30, 2008 Re-stated, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2009 and September 30, 2008 Re-stated and since inception on September 25, 2008 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $22,742, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
January 4, 2010


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,      September 30,
                                                                     2009               2008
                                                                   --------           --------
                                                                                     (restated)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 47,758           $  2,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 47,758              2,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 47,758           $  2,000
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  4,000           $    515
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             4,000                515

      TOTAL LIABILITIES                                               4,000                515

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 6,000,000 and 3,000,000 shares
   issued and outstanding as of September 30, 2009 and
   September 30, 2008)                                                6,000              3,000
  Additional paid-in capital                                         69,000             12,000
  Stock Subscription Receivable                                          --            (13,000)
  Deficit accumulated during exploration stage                      (31,242)              (515)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           43,758              1,485
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 43,758           $  2,000
                                                                   ========           ========



    The accompanying notes are an integral part of these Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                          September 25, 2008   September 25, 2008
                                                             (inception)          (inception)
                                         Year ended            through              through
                                        September 30,        September 30,        September 30,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
                                                              (restated)
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATIONG EXPENSES
  Office and Administration                   5,616                  515                6,131
  Mineral Exploration Expenses               15,611                   --               15,611
  Professional Fees                           9,500                   --                9,500
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                    (30,727)                (515)             (31,242)

Provision for Income Taxes                       --                   --                   --
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $  (30,727)          $     (515)          $  (31,242)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.01)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                4,158,904            3,000,000
                                         ==========           ==========



    The accompanying notes are an integral part of these Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                        Statement of Stockholders' Equity
         From September 25, 2008 (Inception) through September 30, 2009
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                           Common     Additional      Stock         During
                                               Common      Stock       Paid-in    Subscription    Development
                                               Stock       Amount      Capital     Receivable        Stage        Total
                                               -----       ------      -------     ----------        -----        -----
BALANCE, SEPTEMBER 25, 2008                         --    $    --     $     --     $      --      $      --     $     --

Stock issued for cash on September 25,
 2008 @ $0.005 per share                     3,000,000      3,000       12,000       (13,000)                      2,000

Net loss, September 30, 2008 (restated)                                                                (515)        (515)
                                            ----------    -------     --------     ---------      ---------     --------
BALANCE, SEPTEMBER 30, 2008 (RESTATED)       3,000,000    $ 3,000     $ 12,000     $ (13,000)     $    (515)    $  1,485
                                            ==========    =======     ========     =========      =========     ========

Receipt of cash from stock subscription                                               13,000                      13,000
 receivable on October 6, 2008

Stock issued for cash on May 12, 2009
 @ $0.02 per share                           3,000,000      3,000       57,000                                    60,000

Net loss, September 30, 2009                                                                        (30,727)     (30,727)
                                            ----------    -------     --------     ---------      ---------     --------

BALANCE, SEPTEMBER 30, 2009                  6,000,000    $ 6,000     $ 69,000     $      --      $ (31,242)    $ 43,758
                                            ==========    =======     ========     =========      =========     ========



    The accompanying notes are an integral part of these Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                September 25, 2008   September 25, 2008
                                                                                   (inception)          (inception)
                                                                 Year ended          through              through
                                                                September 30,      September 30,        September 30,
                                                                    2009               2008                 2009
                                                                  --------           --------             --------
                                                                                    (restated)
OPERATING ACTIVITIES
  Net income (loss)                                               $(30,727)          $   (515)            $(31,242)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                          3,485                515                4,0003
                                                                  --------           --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (27,242)                --              (27,242)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                   --

FINANCING ACTIVITIES
  Issuance of Common Stock                                          60,000             15,000               75,000
  Stock Subscription Receivable                                     13,000            (13,000)                  --
                                                                  --------           --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       73,000              2,000               75,000
                                                                  --------           --------             --------

NET INCREASE (DECREASE) IN CASH                                     45,758              2,000               47,758

CASH AT BEGINNING OF PERIOD                                          2,000                 --                   --
                                                                  --------           --------             --------

CASH AT END OF PERIOD                                             $ 47,758           $  2,000             $ 47,758
                                                                  ========           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --             $     --
                                                                  ========           ========             ========

  Income Taxes                                                    $     --           $     --             $     --
                                                                  ========           ========             ========

Noncash Financing Activities
  Stock Subscription Receivable                                   $(13,000)          $ 13,000             $     --
                                                                  ========           ========             ========



    The accompanying notes are an integral part of these Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Ares Ventures Corp. (the Company) was incorporated under the laws of the State of Nevada on September 25, 2008. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization, development of its business plan and the first phase of its exploration plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30, year-end.

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

NEW ACCOUNTING PRONOUNCEMENTS:

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling
Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from September 25, 2008 (inception) to September 30, 2009 and generated a net loss of $31,242. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $47,758 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                         $ 22,742
       Other                                                          0
                                                               --------
       Gross deferred tax assets                                  7,732
       Valuation allowance                                       (7,732)
                                                               --------

       Net deferred tax assets                                 $      0
                                                               ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $31,242. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On September 25, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash at $0.005 per share for a total of $15,000.

On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

As of September 30, 2009 the Company had 6,000,000 shares of common stock issued and outstanding.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. MINERAL EXPLORATION EXPENSES

The Company engaged its geologist to perform exploration work in April 2009 and paid him a retainer of $4,500 to start. As of the end of this fiscal year the majority of exploration work had been completed though the final balance for work done was not invoiced till October 10, 2009. As such the entire amount of $8,500 was expensed in this fiscal year with the balance of $4,000 accruing as an account payable.

NOTE 11. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended September 30, 2008, in conjunction with the PCAOB revocation of the registration of its prior auditor. The Company had its financial statements re-audited during which it re-evaluated a transaction involving the sale of common shares to its founding director in concurrence with its new audit firm. As a result, the Company determined that funds that had previously been recorded as cash should be recorded as a Stock Subscription Receivable. This adjustment resulted in a decrease in cash of $13,000 and a corresponding increase in Stock

Subscription Receivable on the Balance Sheet, Statement of Stockholders' Equity, and Statement of Cash Flows for the year ended September 30, 2008. The following is a comparison of the summarized financial statements of the Company before and after the restatement.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

NOTE 11. RESTATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           Year Ended to
                                                                        September 30, 2008
                                                           ---------------------------------------------
                                                           Original          Restated            Change
                                                           --------          --------           --------
BALANCE SHEET
  Cash                                                     $ 15,000          $  2,000           $(13,000)
                                                           --------          --------           --------
  Total Current Assets                                       15,000             2,000            (13,000)
  Total Assets                                               15,000             2,000            (13,000)
  Stock Subscription Receivable                                  --           (13,000)           (13,000)
                                                           --------          --------           --------
  Total Stockholders' Equity                                 14,485             1,485            (13,000)
                                                           --------          --------           --------
  Total Liabilities and Stockholders' Equity               $ 15,000          $  2,000           $(13,000)
                                                           ========          ========           ========

STATEMENT OF CASHFLOWS
  Stock  Subscription Receivable                           $     --          $(13,000)          $(13,000)
                                                           --------          --------           --------
  Net cash provided by (used in) financing activities        15,000             2,000            (13,000)
                                                           --------          --------           --------
  Net increase (decrease) in cash                            15,000             2,000            (13,000)
                                                           --------          --------           --------

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through December 31, 2009 and determined there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

(a) Dismissal of Moore & Associates Chartered

On August 4, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 4, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements for the year or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the fiscal year ended September 30, 2008 a going concern qualification in the registrant's audited financial statements.

During the registrant's most recent fiscal year and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. On September 2, 2009, Moore and Associates declined our request for the letter.

On September 2, 2009 the registrant was advised by the Securities and Exchange Commission that the Public Company Accounting Oversight Board (PCAOB) had revoked the registration of Moore and Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a Board investigation.

As Moore and Associates, Chartered is no longer registered with the PCAOB; the registrant may no longer include Moore and Associates, Chartered's audit reports or consents in filings with the Commission made on or after August 27, 2009. We were required to have Seale and Bears, CPA's, our new independent accoutant, re-audit the financial statements for the year ended September 30, 2008.

b) Engagement of Seale and Beers, CPAs

On August 4, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant. During the most recent fiscal year and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of Ares Ventures, whose one year terms will expire 9/30/10, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------

Shane Ellis               39    President,         9/25/08             9/30/10
4600 Lamont St. #4-327          Secretary,
San Diego, CA  92109            Treasurer,
                                CFO, CEO &
                                Director

The foregoing person is a promoter of Ares Ventures Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Shane Ellis currently devotes four to five hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

SHANE ELLIS has been the President, Secretary, Treasurer and a Director of Ares Ventures since September 25, 2008 (inception).

Mr. Ellis, 38, worked for Arthur Andersen LLP from 1994 to 1997 as an auditor for a diverse client base. He assisted with preparation, review and filing of Forms S-1 and SB-2 with the SEC in conjunction with clients' Initial Public Offerings. He then joined Reality Check Studios from 1997 to 1999 as CFO. From November, 1999 to October, 2002 he was CFO of Presto Studios, Inc. From June, 2000 to February, 2005 he worked for the County of San Diego as an Internal Finance Auditor where he performed a variety of professional auditing duties and advisory services. In February, 2005 he joined the San Diego County Regional Airport Authority as a Senior Internal Auditor leading highly complex auditing projects and currently still holds this position.

Mr. Ellis holds a Certified Governmental Auditing Professional certificate and is also a member of the Institute of Internal Auditors. He graduated from the University of Southern California in 1993 with a B.S. Degree in Business Administration.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

CONFLICT OF INTEREST

Our Officer and Director does not currently devote all of his business time to our operations.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Shane Ellis.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Shane Ellis,    2009     0          0           0           0          0             0            0          0
President,      2008     0          0           0           0          0             0            0          0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Shane          0              0              0           0          0           0            0           0            0
Ellis
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Shane Ellis         0          0          0             0               0               0             0
Director

There are no current employment agreements between the company and its executive officer.

In September 2008 Shane Ellis purchased 3,000,000 shares of our common stock at $0.005 per share. The terms of the stock issuance was as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Ellis currently devotes approximately four to five hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Ares Ventures Corp. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Shane Ellis                         3,000,000        50%

     All Officers and
     Directors as a Group                3,000,000        50%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2008 Shane Ellis purchased 3,000,000 shares of our common stock at $0.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended September 30, 2009.

For the year ended September 30, 2008, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

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

   3.2         Bylaws                                 Incorporated by reference to the Registration
                                                      Statement on Form S-1 filed with the SEC on
                                                      October 20, 2008, File No. 333-154455

  31           Section 302 Certification of           Filed herewith
               Chief Executive Officer &
               Chief Financial Officer

  32           Section 906 Certification of           Filed herewith
               Chief Executive Officer and
               Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of San Diego, state of California, on January 5, 2010.

Ares Ventures Corp., Registrant


/s/ Shane Ellis                                                January 5, 2010
-------------------------------------                          ---------------
Shane Ellis, President & Director                                    Date
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)