Form 10-Q
period 2009-12-31
ARES VENTURES CORP.
filed 2010-02-16
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

                        Commission file number 333-154455


                               ARES VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
          (Address of principal executive offices, including zip code.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).? YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of February 16, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended December 31, 2009 immediately follow.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                              As of             As of
                                                                           December 31,      September 30,
                                                                              2009               2009
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 32,102           $ 47,758
  Deposits                                                                     8,000                 --
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          40,102             47,758
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 40,102           $ 47,758
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $     --           $  4,000
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                         --              4,000

      TOTAL LIABILITIES                                                           --              4,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,000,000 shares issued and outstanding as of December 31, 2009
   and September 30, 2009)                                                     6,000              6,000
  Additional paid-in capital                                                  69,000             69,000
  Deficit accumulated during development stage                               (34,898)           (31,242)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    40,102             43,758
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 40,102           $ 47,758
                                                                            ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                September 25, 2008
                                        Three Months         Three Months          (inception)
                                           ended                ended                through
                                         December 31,         December 31,         December 31,
                                            2009                 2008                 2009
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $        0
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                    0

OPERATIONG EXPENSES
  Office and Administration                     157                2,752                6,288
  Mineral Exploration Expenses                   --                7,000               15,611
  Professional Fees                           3,500                5,000               13,000
                                         ----------           ----------           ----------
TOTAL OPERATING EXPENSES                     (3,657)             (14,752)             (34,899)

Provision for Income Taxes                       --                   --                   --
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $   (3,657)          $  (14,752)          $  (34,898)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                6,000,000            3,000,000
                                         ==========           ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    September 25, 2008
                                                                Three Months       Three Months        (inception)
                                                                   ended              ended              through
                                                                 December 31,       December 31,       December 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,657)          $(14,752)          $(34,898)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease in Deposits                                 (8,000)                --             (8,000)
    Increase (decrease) in Accounts Payable                         (4,000)              (515)                --
    Increase (decrease) in Loan from Director                           --                350                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (15,657)           (14,917)           (42,898)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             75,000
  Stock Subscription Receivable                                         --             13,000                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             13,000             75,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (15,657)            (1,917)            32,102

CASH AT BEGINNING OF PERIOD                                         47,758              2,000                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 32,102           $     83           $ 32,102
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2009
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 18, 2010 and determined there are no items to disclose.

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

We incurred operating expenses of $3,657 and $14,752 for the three months ended December 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees, and for the three months ended December 31, 2008 we also incurred $7,000 in exploration expenses.

Our net loss from inception (September 25, 2008) through December 31, 2009 was $34,898.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company. On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

The following table provides selected financial data about our company for the period ended December 31, 2009.

                     Balance Sheet Data:          12/31/09
                     -------------------          --------

                     Cash                          $32,102
                     Total assets                  $ 8,000
                     Total liabilities             $     0
                     Shareholders' equity          $40,102

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2009 was $32,102. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

PHASE 1 (COMPLETED)


Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive.
The timeline for accomplishing this phase of fieldwork
including the turn-around time on analyses is approximately
two months                                                          $ 8,500 paid

PHASE 1A (FIELDWORK COMPLETED)

Fill-n MMI sampling to establish a more exact pattern of
Anomalies found in Phase 1.                                         $ 8,000 paid

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

The geologist completed Phase 1 in October 2009 and recommended a followup Phase 1 at a cost of $8,000. He completed the field work for the followup Phase 1A in November 2009, we are currently reviewing his recommendation regarding further exploration.

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

We anticipate commencing the second phase of our exploration program in spring 2010 and phase 3 in summer 2010, if warranted. We have a verbal agreement with Western Minerals Inc., the consulting geology company who prepared the geology report on our claim, to retain their services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

ITEM 5. OTHER INFORMATION

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

February 16, 2010        Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)