Form 10-Q
period 2010-03-31
ARES VENTURES CORP.
filed 2010-05-06
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        Commission file number 333-154455


                               ARES VENTURES CORP.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                            4600 Lamont Street #4-327
                            San Diego, CA 92109-3535
               (Address of principal executive offices, zip code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of May 6, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended March 31, 2010 immediately follow.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of             As of
                                                                   March 31,        September 30,
                                                                     2010               2009
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 28,690           $ 47,758
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 28,690             47,758
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 28,690           $ 47,758
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $  4,000
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --              4,000

      TOTAL LIABILITIES                                                  --              4,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000
   shares authorized; 6,000,000 shares issued and
   outstanding as of March 31, 2010 and
   September 30, 2009)                                                6,000              6,000
  Additional paid-in capital                                         69,000             69,000
  Deficit accumulated during development stage                      (46,310)           (31,242)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           28,690             43,758
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 28,690           $ 47,758
                                                                   ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                               September 25, 2008
                                 Three Months    Three Months    Six Months      Six Months       (inception)
                                    ended           ended          ended           ended            through
                                   March 31,       March 31,      March 31,       March 31,        March 31,
                                     2010            2009           2010            2009             2010
                                  ----------      ----------     ----------      ----------       ----------
REVENUES
  Revenues                        $       --      $       --     $       --      $       --       $       --
                                  ----------      ----------     ----------      ----------       ----------
TOTAL REVENUES                            --              --             --              --               --

OPERATIONG EXPENSES
  Office and Administration            1,582             456          1,739           3,208            7,869
  Mineral Exploration Expenses         8,000              --          8,000           7,000           23,611
  Professional Fees                    1,830           1,500          5,330           6,500           14,830
                                  ----------      ----------     ----------      ----------       ----------
TOTAL OPERATING EXPENSES             (11,412)         (1,956)       (15,069)        (16,708)         (46,310)

Provision for Income Taxes                --              --             --              --               --
                                  ----------      ----------     ----------      ----------       ----------

NET INCOME (LOSS)                 $  (11,412)     $   (1,956)    $  (15,069)     $  (16,708)      $  (46,310)
                                  ==========      ==========     ==========      ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE   $    (0.00)     $    (0.00)    $    (0.00)     $    (0.01)
                                  ==========      ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         6,000,000       3,000,000      6,000,000       3,000,000
                                  ==========      ==========     ==========      ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 September 25, 2008
                                                              Six Months         Six Months         (inception)
                                                                ended              ended              through
                                                               March 31,          March 31,          March 31,
                                                                 2010               2009               2010
                                                               --------           --------           --------
                                                                                 (restated)
OPERATING ACTIVITIES
  Net income (loss)                                            $(15,069)          $(16,708)          $(46,310)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                      (4,000)              (515)                --
                                                               --------           --------           --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (19,069)           (17,223)           (46,310)

INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Issuance of common stock                                           --                 --             75,000
  Stock Subscription Receivable                                      --             13,000                 --
  Stock Subscriptions Received                                       --             18,800                 --
                                                               --------           --------           --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             31,800             75,000
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 (19,069)            14,577             28,690

CASH AT BEGINNING OF PERIOD                                      47,758              2,000                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $ 28,690           $ 16,577           $ 28,690
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========

  Income Taxes                                                 $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2. GOING CONCERN

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards, the Company does not expect that the adoption of any of these changes will have a material impact on the Company's financial position, or statements.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

*    Accounting Standards Update  2010-13Compensation-Stock  Compensation (Topic
     718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades-a consensus of the FASB Emerging Issues Task Force. Effective July 1, 2009.

* Accounting Standards Update 2010-12Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Effective July 1, 2009.

*    Accounting  Standards Update  2010-11Derivatives  and Hedging (Topice 815):
     Scope Exception Related to Embedded Credit Derivatives. Effective July 1, 2009.

* Accounting Standards Update 2010-10 Consolidation (Topic 810): Amendments for Certain Investement Funds. Effective July 1, 2009.

*    Accounting   Standards  Update  2010-09   Subsequent  Events  (topic  855):
     Amendments to Certain Recognition and Disclosure Requirements. Effective July 1, 2009.

*    Accounting Standards Update 2010-08 Technical Corrections to Various Topics

*    Accounting  Standards Update 2010-07  Not-for-Profit  Entities (Topic 958):
     Not-for-profit Entities: Mergers and Acquisitions. Effective July 1, 2009.

* Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective July 1, 2009.

*    Accounting   Standards  Update  2010-05   Compensation-Stock   Compensation
     (Topic718):Escrowed share arrangements and the Presumption of Compensation (SEC Update). Effective July 1, 2009.

* Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs. Effective July 1, 2009.

* Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. (January 2010) Effective for annual reporting periods ending on or after December 31, 2009. Early adoption is not permitted.

* Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. (January 2010) For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

* Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). (January 2010) Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

*    Accounting   Standards   Update   2009-17,   Consolidations   (Topic  810):
     Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (December 2009) (See FAS 167 effective date below)

*    Accounting  Standards Update 2009-16,  Transfers and Servicing (Topic 860):
     Accounting for Transfers of Financial Assets. (December 2009) This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

* Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. (October 2009) This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

* Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

*    Accounting  Standards  Update  2009-13,  Revenue  Recognition  (Topic 605):
     Multiple-Deliverable Revenue Arrangements. (October 2009) Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

* Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). (September 2009) It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

*    EITF  No.  09-1,  (ASC  Topic  470)   "Accounting  for  Own-Share   Lending
     Arrangements

* In Contemplation of Convertible Debt Issuance" ("EITF 09-1"). (July 2009). Effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2010
--------------------------------------------------------------------------------

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

* SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). (June 2009) Effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009.

* SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). (June 2009) Effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.

* SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). (June 2009) Effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.

* SFAS No. 164, (ASC Topic 810) "Not-for-Profit Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). (April 2009) Effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

*    Staff Accounting Bulletin (SAB) No. 112. (June 2009)

NOTE 4. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended September 30, 2008, in conjunction with the PCAOB revocation of the registration of its prior auditor. The Company had its financial statements re-audited during which it re-evaluated a transaction involving the sale of common shares to its founding director in concurrence with its new audit firm. As a result, the Company determined that funds that had previously been recorded as cash should be recorded as a Stock Subscription Receivable. This adjustment resulted in a $13,000 decrease in cash balance and increase in Stock Subscription Receivable on the Statement of Cash Flows at the beginning of six month period beginning October 1, 2008. The following is a comparison of the summarized financial statements of the Company before and after the restatement.

                                                  Six Months ended
                                                   March 31, 2009
                                     -----------------------------------------
                                     Original         Restated          Change
                                     --------         --------          ------
STATEMENT OF CASHFLOWS
Stock  Subscription Receivable       $     --         $ 13,000         $ 13,000
                                     --------         --------         --------
Net cash provided by (used in)
 financing activities                  18,800           31,800           13,000
                                     --------         --------         --------
Net increase (decrease) in cash         1,577           14,577           13,000
                                     --------         --------         --------
Cash at beginning of period          $ 15,000         $  2,000         $(13,000)
                                     ========         ========         ========

NOTE 5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 6, 2010 and determined there are no items to disclose.

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

We incurred operating expenses of $11,412 and $1,956 for the three months ended March 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees, and for the three months ended March 31, 2010 we also incurred $8,000 in exploration expenses.

Our net loss from inception (September 25, 2008) through March 31, 2010 was $46,310.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company. On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

The following table provides selected financial data about our company for the period ended March 31, 2010.

                     Balance Sheet Data:           3/31/10
                     -------------------           -------

                     Cash                          $28,690
                     Total assets                  $28,690
                     Total liabilities             $     0
                     Shareholders' equity          $28,690

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $28,690. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to determine if the company will proceed with further exploration and if so to complete Phases 2 of the exploration program. In addition to the $9,500 we would spend for Phase 2, as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $19,500.

The following work program has been recommended by the consulting geologist who prepared the geology report.

PHASE 1 (COMPLETED)

Detailed prospecting, mapping and soil geochemistry. The
estimated cost for this program is all inclusive. The
timeline for accomplishing this phase of fieldwork
including the turn-around time on analyses is approximately
two months                                                        $ 8,500 (paid)

PHASE 1A (COMPLETED)

Fill-n MMI sampling to establish a more exact pattern of
Anomalies found in Phase 1.                                       $ 8,000 (paid)

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the Phase 1 survey. Included in this estimated cost is transportation,
accommodation, board, grid installation, two
geophysical surveys, maps and report                              $ 9,500

PHASE 3

Induced polarization survey over grid controlled anomalous
area of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, maps and reports                      $25,000
                                                                  -------

                                         Total                    $51,000
                                                                  =======

Each phase following phase 1 is contingent upon favorable results from the previous phase.

The geologist completed Phase 1 in October 2009 and recommended a followup Phase 1 at a cost of $8,000. He completed the field work for the followup Phase 1A, prepared his report and we are currently reviewing his recommendation regarding further exploration based upon our remaining cash resources.

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

Following phase two of the exploration program, if it proves successful and we are able to raise additional funding, we intend to proceed with phase three of our exploration program. The estimated cost of this program is $25,000 and will take approximately one month to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

If we determine the best course of action is to proceed with further exploration, we anticipate commencing the second phase of our exploration program in summer 2010. We have a verbal agreement with Western Minerals Inc., the consulting geology company who prepared the geology report on our claim, to retain their services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

As of March 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

May 6, 2010           Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)