Form 10-Q
period 2010-06-30
ARES VENTURES CORP.
filed 2010-08-16
CIK 1447380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of August 11, 2010

ITEM 1. FINANCIAL STATEMENTS

The financial statements for the quarter ended June 30, 2010 immediately follow.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ares Ventures, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheets of Ares Ventures, Inc. as of June 30, 2010, and the related statements of operations and cash flows for the three-month and nine-month period ended June 30, 2010 and from inception September 25, 2008 through June 30, 2010. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been reviewed assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 2, 2010




                 50 S. Jones Blvd Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                        Condensed Interim Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            June 30,         September 30,
                                                                              2010               2009
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 26,755           $ 47,758
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          26,755             47,758
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 26,755           $ 47,758
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $    260           $  4,000
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                        260              4,000
                                                                            --------           --------

     TOTAL LIABILITIES                                                           260              4,000
                                                                            ========           ========
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,000,000 shares issued and outstanding as of June 30, 2010 and
   September 30, 2009)                                                         6,000              6,000
  Additional paid-in capital                                                  69,000             69,000
  Deficit accumulated during development stage                               (48,505)           (31,242)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    26,495             43,758
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 26,755           $ 47,758
                                                                            ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                   Condensed Interim Statements of Operations
                                    Unaudited
--------------------------------------------------------------------------------

                                                                                                 September 25, 2008
                                  Three Months    Three Months     Nine Months     Nine Months      (inception)
                                     ended           ended           ended           ended            through
                                    June 30,        June 30,        June 30,        June 30,          June 30,
                                      2010            2009            2010            2009              2010
                                   ----------      ----------      ----------      ----------        ----------
REVENUES
  Revenues                         $       --      $       --      $       --      $       --        $       --
                                   ----------      ----------      ----------      ----------        ----------
TOTAL REVENUES                             --              --              --              --                --

OPERATIONG EXPENSES
  Office and Administration               445             574           2,184           3,782             8,315
  Mineral Exploration Expenses             --              --           8,000           7,000            23,611
  Professional Fees                     1,750           1,500           7,080           8,000            16,580
                                   ----------      ----------      ----------      ----------        ----------
TOTAL OPERATING EXPENSES               (2,195)         (2,074)        (17,264)        (18,782)          (48,506)

Provision for Income Taxes                 --              --              --              --                --
                                   ----------      ----------      ----------      ----------        ----------

NET INCOME (LOSS)                  $   (2,195)     $   (2,074)     $  (17,264)     $  (18,782)       $  (48,506)
                                   ==========      ==========      ==========      ==========        ==========

BASIC EARNINGS (LOSS) PER SHARE    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                   ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         6,000,000       4,615,385       6,000,000       3,538,462
                                   ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
                   Condensed Interim Statements of Cash Flows
                                    Unaudited
--------------------------------------------------------------------------------

                                                                                                    September 25, 2008
                                                                  Nine Months        Nine Months       (inception)
                                                                    ended              ended             through
                                                                   June 30,           June 30,           June 30,
                                                                     2010               2009               2010
                                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net income (loss)                                                $(17,264)          $(18,782)          $(48,506)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Deposits                                      --             (4,500)                --
    Increase (decrease) in Accounts Payable                          (3,740)              (435)               260
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (21,004)           (23,717)           (48,246)

INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

FINANCING ACTIVITIES
  Proceeds from the sale of common stock                                 --             73,000             75,000
                                                                   --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             73,000             75,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (21,004)            49,283             26,754

CASH AT BEGINNING OF PERIOD                                          47,758              2,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 26,755           $ 51,283           $ 26,754
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                               ARES VENTURES CORP.
                         (An Exploration Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                                  June 30, 2010
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Ares Ventures Corp. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2009 audited financial statements. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date. Our net loss from inception (September 25, 2008) through June 30, 2010 was $48,506.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share. These securities were issued to Shane Ellis, the officer and director of the company. On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

The following table provides selected financial data about our company for the period ended June 30, 2010.

                     Balance Sheet Data:           6/30/10
                     -------------------           -------

                     Cash                          $26,755
                     Total assets                  $26,755
                     Total liabilities             $   260
                     Shareholders' equity          $26,495

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

We incurred operating expenses of $2,195 and $2,074 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 these expenses consisted of $445 in general operating expenses and $1,750 in professional fees. For the three months ended June 30, 2009 these expenses consisted of $574 in general operating expenses and $1,500 in professional fees.

NINE MONTHS ENDED JUNE 30, 2010 AND 2009

We incurred operating expenses of $17,264 and $18,782 for the nine months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 these expenses consisted of $2,184 in general operating expenses, $7,080 in professional fees and $8,000 in mineral exploration expenses. For the nine months ended June 30, 2009 these expenses consisted of $3,782 in general operating expenses, $8,000 in professional fees and $7,000 in mineral exploration expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2010 was $26,755. If we experience a shortage of funds in the next twelve months we may utilize funds from our director, who has agreed to advance funds for operations, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to determine if the company will proceed with further exploration and if so to complete Phases 2 of the exploration program. In addition to the $9,500 we would spend for Phase 2, as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $19,500.

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

As of June 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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

August 11, 2010          Ares Ventures Corp.


                             /s/ Shane Ellis
                             ---------------------------------------------------
                         By: Shane Ellis
                             (Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)