Form 10-K
period 2010-09-30
COMMERCETEL CORP
filed 2010-12-27
CIK 1447380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission file number 333-154455

CommerceTel Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8929 Aero Drive, Suite E
San Diego, CA  92123
(Address of Principal Executive Offices & Zip Code)

(866) 622-4261
(Telephone Number)

Dennis Becker
CommerceTel Corporation.
8929 Aero Drive, Suite E
San Diego, CA  92123
Telephone  & Facsimile (866) 622-4261
(Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☑    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 15, 2010, the registrant had 17,700,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established as of December 15, 2010.

COMMERCETEL CORP.
TABLE OF CONTENTS

Part I

Item 1.  Business

CommerceTel Corporation, a Nevada corporation (the “Company”), formerly Ares Ventures Corporation, was during the most recent fiscal year end an exploration stage company with no revenues and a limited operating history.  On November 2, 2010 the Company completed an acquisition of CommerceTel, Inc, a Nevada corporation, as described below.

Recent Developments

On November 2, 2010 the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with CommerceTel Canada Corporation, an Ontario company and the principal shareholder (the “Shareholder”) of CommerceTel, Inc., a Nevada corporation (“CommerceTel”), as well as the other shareholders of CommerceTel (together with the Shareholder, the “Sellers”), pursuant to which the Company purchased from the Sellers all issued and outstanding shares of CommerceTel, in consideration for the issuance to the Sellers of 10,000,000 shares of common stock of the Company (the “Share Exchange”).  Please refer to Note 10 accompanying the financial statements.

In anticipation of the transaction, effective October 5, 2010, the Company changed its name from Ares Ventures Corp. to CommerceTel Corporation.

Bridge Financing

On November 2, 2010, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”). The Notes accrue interest at the rate of 10% per annum. The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 3, 2011. On the maturity date of the Notes, in addition to the repayment of the Principal Amount and all accrued and unpaid interest, the Company will issue to each holder of the Notes, at each such holder’s option, (i) three year warrants to purchase that number of shares of its common stock equal to the Principal Amount plus all accrued and unpaid interest divided by the per share purchase price of the common stock offered and sold in the Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price, or (ii) that number of shares of Common Stock equal to the product arrived at by multiplying (x) the Principal Amount plus all accrued and unpaid interest divided by the Offering Price and (y) 0.33.  The Company’s obligations under the Notes are secured by all of the assets of the Company, including all shares of CommerceTel, its wholly owned subsidiary.

General Information

CommerceTel is a provider of technology that enables major brands and enterprises to engage consumers via their mobile phone. Interactive electronic communications with consumers is a complex process involving communication networks and software. CommerceTel removes this complexity through its suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general. From Presidential elections to major broadcast events, we are pioneers in the deployment of the mobile channel as the ultimate direct connection to the consumer.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over four million consumers have been engaged via their mobile device thanks to CommerceTel’s technology.

We believe that our mobile marketing and advertising campaign platform is among the most advanced in the industry as it allows real time interactive communications with consumers. We generate revenue from licensing our software to clients in our software as a service (Saas) model, per-message and per minute transactional fees, and customized professional services.

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution enabling our clients to develop, execute, and manage a variety of engagements to a consumer’s mobile phone. Short Messaging Service (SMS), Multi-Media Messaging (MMS), and Interactive Voice Response (IVR) interactions can all be facilitated via a set of Graphical User Interfaces (GUIs). Reporting and analytics capabilities are also available to our users through the C4 solution.

Mobile devices are emerging as the principal interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. Brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Industry Background

The area of our business consists of advertising and marketing. While advertising raises awareness and fosters positive perceptions of a product, service or company through brand-building or individually-targeted campaigns, marketing activities occur once the consumer decides to interact with the brand, and are focused on convincing the consumer to take action, for example request information, opt-in to a campaign, or make a purchase.

The Mobile Marketing Association, the premier global non-profit trade association in the area of mobile marketing, has defined mobile marketing as a set of practices that enables organizations to communicate and engage with their audience in an interactive and relevant manner through any mobile device or network. Mobile marketing is commonly known as wireless marketing.

Mobile advertising is a rapidly growing business providing brands, agencies and marketers the opportunity to connect with consumers beyond traditional and digital media directly on their mobile phones. Today’s mobile phones are utilized for more than just making and receiving calls. Besides voice services, mobile users have access to data services such Short Message Service (SMS), also known as text messaging, picture messaging, content downloads and the Mobile Web. These media channels carry both content and advertising. The mobile phone is an extremely personal device as each mobile phone typically has one unique user. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a truly unique and individual address to the end user. This makes the mobile phone a precisely targeted communication channel, where users are highly engaged with content.  As a result, the mobile channel is a highly effective campaign tool and its response levels are high compared to other media. Mobile is valuable as a stand-alone medium for advertising, but it’s also well suited for a vital role in fully integrated cross-media campaign plans, including TV, print, radio, outdoor, cinema, online and direct mail. We believe that the future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest network. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.

Mobile advertising campaigns may use multiple channels to reach the consumer, including Mobile Web sites, mobile applications, mobile messaging and mobile video, all of which can be integrated into interactive campaigns. Each channel can link to additional mobile content or channels, as well as to complementing traditional media. Mobile advertising provides a powerful, instant and interactive response path in that consumers may send a keyword to a short code via SMS, or register on a Mobile Web site.

Mobile Web

The Mobile Web is fast emerging as a mainstream information, entertainment and transaction source for people on the move and away from a PC.  Browsing the Mobile Web is similar to traditional PC-based Web browsing and provides users with access to news, sports, weather, entertainment and shopping sites.  However, there are some significant differences between PC based access and phone-based access:

•
The mobile phone is a targeted device with typically only one user.  This enable the delivery of relevant communications causing users to become engaged immediately with campaigns and content resulting in increased campaign effectiveness.

•
Mobile phones do not permit detailed search and delivery.  Rather, mobile users will usually seek quick access to succinct information and services. Space on mobile phone screens is at a premium, and users have limited input mechanisms, so Mobile Web sites need to be easy to navigate using just the mobile phone keypad.

•	Mobile phones have a broad range of different form factors, screen sizes and resolutions, all of which presents a challenge for the display and optimal viewing of content and advertising.

Mobile Messaging

Mobile messaging technology enables users to communicate in a so-called asynchronous manner, where messages are stored in the network and delivered to the recipient as soon as the recipient’s mobile phone can receive it.  Once delivered, the message is stored on the users’ mobile phone.  SMS (Short Messaging Service) allows a mobile user to send and receive a text message of up to 160 characters and across virtually any operator network.  This service is also referred to as “text messaging” or “texting”.  All recent mobile phone models support SMS.  As a result, the large installed base of SMS phones creates a large addressable market for SMS-based mobile marketing campaigns.  MMS (Multimedia Messaging Service) is the rich media equivalent to SMS text messages.  An MMS message can include graphics photos, audio and video, in addition to text. MMS is not yet universally supported by all networks, however this market segment is growing.  SMS and MMS services are together referred to as “mobile messaging” or “messaging”. The stickiness of Mobile Messaging, the enormous reach of SMS and the rich media capabilities of MMS make this channel a highly rewarding advertising opportunity.

Mobile messaging represents an opportunity for advertising placement. Media publishers are using messaging to distribute mobile content. Businesses are providing consumer services through mobile messaging. These messages provide inventory into which advertisements can be inserted. In addition, it is now possible to purchase advertising in personal – person-to person (P2P) – SMS and MMS messages.

Mobile devices have become one of the most widely used means of communication globally. Significant technological advancements have and are continuing to provide mobile users with increased access to features previously available only on PCs, such as Internet browsing, email and social networking. As mobile devices have evolved, they have begun to enable brands and advertising agencies to interact with consumers virtually anytime and anywhere, optimizing engagement with other traditional media while lowering the cost of customer acquisition and retention.

As a result, mobile devices have emerged as an important media method for brands and advertising agencies to interact with consumers. According to ABI Research, mobile marketing and advertising spending is expected to increase from $1.64 billion in 2007 to nearly $29 billion in 2014.

The CommerceTel Solution

CommerceTel resolves three technical barriers needing to be overcome for the marketplace to achieve the ultimate goal of engaging the consumer via their mobile devices.

•
Multimodal Communication: Cell phones are used for voice conversations, to take pictures, sending and receiving SMS text messages, and several other tasks. Marketers and enterprises need to include multiple communication modalities when interacting with the mobile consumer. Engaging only one channel to the mobile consumer, for example SMS text messaging, will only result in a partial engagement with the consumer. CommerceTel solves this problem via its carrier-grade integrated infrastructure delivering access to all modes of mobile communication from SMS to MMS to IVR and beyond.

•
Campaign Design and Management. The ability to conceptualize, create, and execute mobile marketing campaigns or enterprise applications in an efficient manner is affected by software and tools available at any given time. Fragmented tool sets, costly service models, and prolonged time-to-market will impede and impair the growth of the industry. CommerceTel’s Web-based solution, “C4”, is a unified services creation environment that enables brands and enterprises to create, manage, and report on campaigns through a set of hosted Web tools.

•
Analytics.  Fragmented analytic solutions (i.e. the lack of a uniform tool set used to analyze mobile consumers’ preferences) only provide insights into disparate modalities of the mobile channel.  For example, a Mobile Web analytics solution reveals a consumer’s Internet consumption while neglecting that same consumer’s SMS and Voice related activities. CommerceTel’s patent pending “Personalization Engine” leverages an innovative approach to gaining deep insight into mobile consumer activities and their associated profiles.

Our Principal Competitive Strength

We believe that we have a significant advantage over our main competitors for the following reasons:

•
Proprietary Technology:  Our proprietary, patent pending technology enables our customers to reach across all mobile phone interfaces.  We continue to develop, design and deploy enterprise-grade software that we believe is more advanced than technologies developed by our competitors.

•
IVR and Voice Capabilities: Our IVR and Voice capabilities allow marketers, content owners, and search operators the freedom of engaging mobile consumers outside of wireless carrier controlled messaging networks.  In many instances our competitors have outsourced business to CommerceTel to enable IVR features in their service offerings.  It is this fundamental advantage that has allowed CommerceTel to quickly penetrate major brands.

•
In-house Expertise:  We believe that our primary technical advantage is that we've built most of our systems in-house, relieving us from costly software licensing fees associated with IVR platforms, SMS messaging and other platforms.  For example, IVR software typically ranges from $150.00US to $1,000.00US per port, plus annual maintenance and support fees. CommerceTel's current infrastructure supports over 10,000 IVR ports without any associated IVR licensing costs. In addition, there are unavoidable provisioning times for interconnecting with VOIP and PSTN networks that can take a minimum of 90 days, plus another 30 days for equipment provisioning.

Marketing and Sales

We believe that a successful marketing campaign addressed to mobile marketing and content operators, particularly large agencies and brands, is largely dependent on strong personal relationships with executives and a solutions-based sales approach. We intend to employ an executive level sales team capable of fostering direct relationships with brands while business development resources will focus on channel partnerships through IT systems integrators and marketing agencies.

Certain minimum capitalization and financial levels are usually required by large enterprises when seeking technical vendors.  Therefore, we intend to employ a partnership strategy in selling to large enterprises. Partnerships will allow us to sell into larger enterprises during our early growth period by avoiding having to meet these minimum capitalization levels.

The Company also intends to employ a small executive level sales team and continue its market leadership position with our large brand name client base establishing credibility and entrée to prospective, targeted accounts across all vertical segments. As key accounts are won, and the Company begins to scale, our strategy will employ a core "Client Services" team to serve existing clients and drive revenue growth from existing business, while a direct sales force will be tasked with focusing exclusively on new client relationships.

Our Platform

The ability to conceptualize, create, and execute mobile marketing campaigns or enterprise applications will be directly affected by software and tools available to design and deliver solutions efficiently and effectively. Fragmented tool sets, costly service models, and prolonged time-to-market will impede and impair the growth of the industry.

CommerceTel’s Web-based solution, “C4”, is a unified services creation environment empowering brands and enterprises with the ability to create, manage, and report on campaigns through a set of hosted Web tools.

We believe that our C-4 platform makes it simple for users to have instant access to their mobile and online sites. Adding IVR or SMS messaging capabilities to a website is easily facilitated via the C-4 API interface. This expands the reach a brand can enjoy by offering content across a number of platforms. The following two slides show actual screens of our C-4 web-based platform in action.

Research and Development

We have built a strong internal software development team that has many years of experience in the mobile advertising and marketing industries. As of September 30, 2010, we had 4 engineers and software developers in our development centers located in San Diego, CA.   Our recent research and development activities have been focused on enhancements to our platform.  Current research and development initiatives continue to focus on extending our technology intro payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

We believe that having a dedicated, highly-trained advanced projects team enables us to effectively address the rapidly evolving mobile marketing and advertising services market.

We expect our total R&D expenditures in calendar year 2011 to be approximately $400,000.

Competition

Although the market for mobile marketing and advertising solutions is relatively new, it is very competitive.  We compete with companies of all sizes in select geographies that offer solutions that compete with single elements of our platform, such as mobile advertising networks, mobile ad serving and ad routing providers, mobile website and content creators, providers of mobile publishing and application development, SMS aggregators or providers of mobile analytics. We compete at times with interactive and traditional advertising agencies that perform mobile marketing and advertising as part of their services to their customers.   Some of these entities have significantly greater resources than we do.

As a result of industry developments, some of our competitors may in the future create an integrated platform with features similar to ours, for example, Google, Inc.'s proposed acquisition of Admob, Inc. which was announced in November 2009, Apple, Inc.'s acquisition of Quattro Wireless, Inc. in January 2010, and the entry of larger companies such as Nokia, AOL, Microsoft and Yahoo! into the mobile media markets. However, we do not directly compete with these companies as we believe we are the only provider of an integrated, end-to-end mobile marketing and mobile advertising platform with a significant global presence.

We believe that the key competitive factors that our customers use in selecting solutions include the availability of:

•	an integrated, scalable and relatively easy to implement platform that can expand the reach of their future campaigns;

•	solutions providing high quality functionality that meet their immediate marketing and advertising needs;

•	sophisticated analytics and reporting;

•	competitive pricing;

•	existing strategic relationships with customers globally;

•	high levels of quality service and support; and

•	a sophisticated and financially stable provider with a proven track record.

We believe that we compete favorably on each of these factors. Our extensive experience managing global marketing and advertising campaigns, together with experienced professional services to implement and integrate these options globally, provides us with an advantage that many of our competitors lack.

The consolidation of our competitors offering point solutions into larger organizations with increased resources is a recent trend in the industry. The effects of such acquisitions on the market are still unclear.

Seasonality

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to traditional marketing and advertising spending being heaviest during the holiday season while brands, advertising agencies, mobile operators and media companies often close out annual budgets towards the end of a given year.  Seasonal trends have historically contributed to, and we anticipate will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Intellectual Property

We regard the protection of our developed technologies and intellectual property rights as an important element of our business operations and as crucial to our success.  We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We generally require our employees, consultants and advisors to enter into confidentiality agreements.  These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel.

We do not own any patents. However, we have one pending U.S. patent application. Patent application 20070249369 was filed on April 25, 2007. This patent application is described as a system, method and apparatus for delivering Web content to a mobile telephone or related device by using a dialing code is provided. In an exemplary embodiment, a user who dials a telephone number, or other dialing code, and subsequently receives content sent to the user's mobile handset. In another embodiment, content is Web content sent to the user's phone via a Wireless Application Protocol (WAP) process.

Any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or our reliance upon copyright and trade secret laws to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

Employees

As of September 30, 2010, we had 5 full-time employees and 3 contract employees.

Sales, marketing, and business development functions are provided by one full time employee and one contract consultant.  Engineering and research and development functions are provided by two full time employees and two contract employees.  General administration, finance, and executive management consist of two full time employees.

Government Regulation

Depending on the products and services that they offer, mobile data service providers may be subject to regulations and laws applicable to providers of mobile, Internet and voice over Internet protocol, or VOIP, services both domestically and internationally. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement to wireless industry providers and platforms in many instances is unclear or unsettled. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear.

It is possible that a number of laws and regulations may be adopted in the countries where we operate, which may be inconsistent and which could restrict the wireless communications industry, including laws and regulations regarding network management and device interconnection, lawful interception of personal data, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies that store personal information. We anticipate that regulation of our industry generally will increase and that we will be required to devote legal and other resources to address this regulation.

We are directly subject to certain regulations and laws applicable to providers of Internet and mobile services both domestically and internationally. The application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, marketing, advertising, consumer protection and mobile disclosures in many instances is unclear or unsettled.

United States Regulatory Environment

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has shown interest in at least three areas that impact our business: research and development with regards to innovation, competition in the wireless industry and consumer protection with an emphasis on truth-in-billing. The FCC has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers' personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children and create policies to halt abusive practices. The FTC has expressed interest in particular in the mobile environment and services that collect sensitive data, such as location-based information.

•
Deceptive Trade Practice Law in the U.S.    The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be "clearly and conspicuously" disclosed to the consumer prior to the buying decision. In practice, the definition of clear and conspicuous disclosure is often a subjective determination. The balancing of the desire to capture a potential customer's attention, while providing adequate disclosure, can be even more challenging in the mobile context due to the lack of space.

•
Behavioral Advertising.    Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual's web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Currently, behavioral advertising is not formally regulated in the U.S., but many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in the past two years that would restrict or prohibit behavioral advertising within the state. These bills would likely have the practical affect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

•
Behavioral Advertising-Privacy Regulation.    Our business is affected by U.S. federal and U.S. state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, possibly including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC's discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.

•
Marketing-Privacy Regulation.    In addition, there are U.S. federal and state laws and EU member state and other country laws that govern SMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal, EU member state and other country laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.

•
SMS and Location-Based Marketing Best Practices and Guidelines.    We are a member of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services. We also voluntarily comply with those guidelines, which generally require notice and user consent for delivery of location-based services.

•
TCPA.    The United States Telephone Consumer Protection Act, or TCPA, prohibits unsolicited voice and text calls to cell phones or the use of an auto-dialing system unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, unless the individual has given prior express consent or has an established business relationship with the company, and restricts the hours when such messages may be sent. In the case of text messages, a company must obtain opt-in consent to send messages to a mobile device. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls.

•
CAN-SPAM.    The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given "express prior authorization." Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.

•
Communications Privacy Acts.    Foreign, U.S. federal and U.S. state laws impose consent requirements for disclosures of contents of communications or customer record information. To the extent that we knowingly receive this information without the consent of customers, we could be subject to class action lawsuits for statutory damages or criminal penalties under these laws, which could impose significant additional costs and reputational harm. EU member state laws also require consent for our receiving this information, and if our carrier customers fail to obtain such consent we could be subjected to civil or even criminal penalties.

•
Security Breach Notification Requirements.    EU member state laws require notice to the member state data protection authority of a data security breach involving personal data if the breach poses a risk to individuals. In addition, Germany recently enacted a broad requirement to notify individuals in the event of a data security breach that is likely to be followed by notification requirements to data subjects in other EU member states. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information.  Japan and Uruguay have also recently enacted security breach notice requirements. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.

•
Children.    U.S. federal privacy regulations implementing the Children's Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

Item 1A.  Risk Factors

Risks Related to our Business

Proceeds from our recent bridge financing may not be sufficient to sustain our operations and we may need to raise additional capital to grow our business.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand including the proceeds from our recent bridge as well as revenues from operations will satisfy our operational and capital requirements for the next 12 months.  However, the operation of our business and our efforts to grow our business further will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors, including but not limited to:
•	market acceptance of our mobile marketing and advertising services;

•	the need to adapt to changing technologies and technical requirements;

•	the need to adapt to changing regulations requiring changes to our processes or platform; and

•	the existence of opportunities for expansion.

If our existing working capital and the proceeds from our recent bridge financing are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt, or other equity financings, to fund our growth. We may not be able to raise cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which could harm our ability to grow our business.

Our sales efforts require significant time and effort and could hinder our ability to expand our customer base and increase revenue.

Attracting new customers requires substantial time and expense, especially in an industry that is so heavily dependent on personal relationships with executives.  We cannot assure that we will be successful in establishing new relationships, or maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to customers who do not currently perform mobile marketing or advertising or are unfamiliar with our current services or platform.  Further, many of our customers typically require input from one or more internal levels of approval. As a result, during our sales effort, we must identify multiple people involved in the purchasing decision and devote a sufficient amount of time to presenting our products and services to those individuals.  The complexity of our services, including our software-as-a-service model, often requires us to spend substantial time and effort assisting potential customers in evaluating our products and services including providing demonstrations and benchmarking against other available technologies.  We expect that our sales process will become less burdensome as our products and services become more widely known and used.  However, if this change does not occur, we will not be able to expand our sales effort as quickly as anticipated and our sales will be adversely affected.

We may not be able to enhance our mobile marketing and advertising platform to keep pace with technological and market developments, or to remain competitive against potential new entrants in our markets.

The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform or platforms we may offer in the future, may not be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. For example, in May 2010, Google, Inc. acquired Admob, Inc. Similarly, in January 2010, Apple, Inc. acquired Quattro Wireless, Inc. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Our customer contracts lack uniformity and often are complex, which subjects us to business and other risks.

Our customers include some of the largest enterprises which have substantial purchasing power and negotiating leverage. As a result, we typically negotiate contracts on a customer-by-customer basis and our contracts lack uniformity and are often complex. If we are unable to effectively negotiate, enforce and account and bill in an accurate and timely manner for contracts with our key customers, our business and operating results may be adversely affected.  In addition, we could be unable to timely recognize revenue from contracts that are not managed effectively and this would further adversely impact our financial results.

Our services are provided on mobile communications networks that are owned and operated by third parties who we do not control and the failure of any of these networks would adversely affect our ability to deliver our services to our customers.

Our mobile marketing and advertising platform is dependent on the reliability of mobile operators who maintain sophisticated and complex mobile networks. Such mobile networks have historically, and particularly in recent years, been subject to both rapid growth and technological change. If the network of a mobile operator with which we are integrated should fail, including because of new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using it, or a general failure from natural disaster or political or regulatory shut-down, we will not be able provide our services to our customers through such mobile network. This in turn, would impair our reputation and business, potentially resulting in a material, adverse effect on our financial results.

If our mobile marketing and advertising services platform does not scale as anticipated, our business will be harmed.

We must be able to continue to scale to support potential ongoing substantial increases in the number of users in our actual commercial environment, and maintain a stable service infrastructure and reliable service delivery for our mobile marketing and advertising campaigns. In addition, we must continue to expand our service infrastructure to handle growth in customers and usage. If our mobile marketing services platform does not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, the quality of our services could decline and our business will be seriously harmed. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may not be able to efficiently and effectively scale our business to manage the addition of new customers and overall mobile marketing campaigns.

The success of our business depends, in part, on wireless carriers continuing to accept our customers' messages for delivery to their subscriber base.

We depend on wireless carriers to deliver our customers' messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as "spam," even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that we, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt-in to a campaign, minimizing the risk that our customers' messages will be characterized as spam, blocking of this type could interfere with our ability to market products and services of our customers and communicate with end users and could undermine the effectiveness of our customers' marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

We depend on third party providers for a reliable Internet infrastructure and the failure of these third parties, or the Internet in general, for any reason would significantly impair our ability to conduct our business.

We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third party facilities require uninterrupted access to the Internet.  If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged.  As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to "denial-of-service" attacks in which unknown individuals bombarded our computer servers with requests for data, thereby degrading the servers' performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

Failure to adequately manage our growth may seriously harm our business.

We operate in an emerging technology market and have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our products and services may suffer, which could negatively affect our brand and operating results. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•	implement additional management information systems;

•	further develop our operating, administrative, legal, financial and accounting systems and controls;

•	hire additional personnel;

•	develop additional levels of management within our company;

•	locate additional office space in various countries; and

•	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.

Moreover, as our sales increase, we may be required to concurrently deploy our services infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our mobile marketing services on a timely and cost-effective basis. Failure to accomplish any of these requirements would seriously harm our ability to deliver our mobile marketing services platform in a timely fashion, fulfill existing customer commitments or attract and retain new customers.

We depend on the services of key personnel to implement our strategy. If we lose the services of our key personnel or are unable to attract and retain other qualified personnel, we may be unable to implement our strategy.

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Dennis Becker, our chief executive officer, Shane Kading, our senior vice president of client services, and Brad Morrow, our vice president of product management. We currently have an Employment Agreement in place with CEO Dennis Becker.  We do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

In addition, our ability to manage our growth depends, in part, on our ability to identify, hire and retain additional qualified employees, including a technically skilled development and engineering staff. We face intense competition for qualified individuals from numerous technology, marketing and mobile software and service companies.  We require a mix of highly talented engineers as well as individuals in sales and support who are familiar with the marketing and advertising industry. In addition, new hires in sales positions require significant training and may, in some cases, take more than a year before they achieve full productivity. Our recent sales force hires and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business.  Further, given the rapid pace of our expansion to date, we may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing, creative, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unsuccessful in attracting and retaining these key personnel, our ability to operate our business effectively would be negatively impacted and our business, operating results and financial condition would be adversely affected.

The gathering, transmission, storage and sharing or use of personal information could give rise to liabilities or additional costs of operation as a result of governmental regulation, legal requirements, civil actions or differing views of personal privacy rights.

We transmit and store a large volume of personal information in the course of providing our services. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers and their users. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of their customers' personal data which we store or handle as part of providing our services.

The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally, particularly with regard to location-based services, use of customer data to target advertisements and communication with consumers via mobile devices. Such laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business, operating results or financial condition.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal information. These and other privacy concerns, including security breaches, could adversely impact our business, operating results and financial condition.

In the U.S., we have voluntarily agreed to comply with wireless carrier technological and other requirements for access to their customers' mobile devices, and also trade association guidelines and codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices and tracking of users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these requirements, guidelines and codes, including in ways that are inconsistent with our practices or in conflict with the rules or guidelines in other jurisdictions.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Loss of Dennis Becker, our Chief Executive Officer, could impair our ability to operate.

If we lose Dennis Becker, our Chief Executive Officer, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel.  We have entered into an employment agreement with Mr. Becker.  The loss of Mr. Becker could have some effect on our operations.  If we were to lose our Chief Executive Officer, we may experience temporary difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any of our key personnel.

Our management team has limited experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has only limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our Common Stock.

It is anticipated that there will be a limited trading market for the Common Stock on the Over-the-Counter Bulletin Board.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

You may have difficulty trading and obtaining quotations for our Common Stock.

The Common Stock may not be actively traded, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulleting Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock may be, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions or other business initiatives;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements by relevant governments pertaining to additional quota restrictions; and

•	fluctuations in interest rates and the availability of capital in the capital markets.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, prices of feed used in our business, the price that customer are willing and able to pay for our products and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our Common Stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Common Stock.

Directors and officers of the Company will have a high concentration of Common Stock ownership.

Based on the 17,700,000 shares of Common Stock that are estimated to be outstanding as of the date hereof, our officers and directors will beneficially own approximately 41.7% of our outstanding Common Stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors (the “Board”) and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our Common Stock, which may affect the trading price of our Common Stock.

Shares of Common Stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 2.  Properties

We own no real estate.  We currently lease 3,751 square feet of office space located at 8929 Aero Drive, Suite E, San Diego, CA 92123 at a monthly expense of $5,441.  The original 60 month lease term expires June 30, 2012. The management believes the property is sufficient for our needs at this time.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the year ended September 30, 2010.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Since December 9, 2010, our shares have been included for quotation on the OTC Electronic Bulletin Board (OTCBB) under the symbol “MFON”.  Prior thereto it had been traded under the symbol AREVsince January 2010. There has been no active trading of our securities, and, therefore, no high and low bid pricing are available.  As of the date of this report, the Company has 24 shareholders of record.  We have paid no cash dividends and have no outstanding options.

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

Transfer Agent

The company has retained Holladay Stock Transfer, Inc. of 2939 North 67th Place, Suite C, Scottsdale, Arizona as transfer agent.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

CommerceTel is a provider of technology that enables major brands and enterprises to engage consumers via their mobile phone. Interactive electronic communications with consumers is a complex process involving communication networks and software.  CommerceTel removes this complexity through its suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general.  From Presidential elections to major broadcast events, we are pioneers in the deployment of the mobile channel as the ultimate direct connection to the consumer.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a truly unique and individual address to the end user. The future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over 4 million consumers have been engaged via their mobile device thanks to CommerceTel’s technology.

We believe that our mobile marketing and advertising campaign platform is among the most advanced in the industry as it allows real time interactive communications with consumers.  We generate revenue from licensing our software to clients in our software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution enabling our clients to develop, execute, and manage a variety of engagements to a consumer’s mobile phone. Short Messaging Service (SMS), Multi-Media Messaging (MMS), and Interactive Voice Response (IVR) interactions can all be facilitated via a set of Graphical User Interfaces (GUIs). Reporting and analytics capabilities are also available to our users through the C4 solution.

Mobile devices are emerging as the principal interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. Brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Results of Operations

During the two most recent fiscal years ended September 30, 2010 and 2009, we were in the exploration stage and had not generated any revenue.  As a result of the acquisition of CommerceTel Inc. in November 2010, the financial results for the two most recent fiscal years bear no relationship to our current financial condition.

We incurred operating expenses of $26,569 and $30,727 for the years ended September 30, 2010 and 2009, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.  Our net loss from inception (September 25, 2008) through September 30, 2010 was $57,810.

In September, 2008, a total of 3,000,000 shares of common stock were issued in exchange for $15,000 US, or $.005 per share.  These securities were issued to Shane Ellis, the officer and director of the company.  On May 12, 2009 the Company completed its S-1 offering, selling 3,000,000 common shares at $.02 per share for total proceeds of $60,000.

On October  5, 2010,  the Company effected a one (1) old for two (2) new  forward  stock split of our authorized and issued and outstanding  shares of common stock. As a result,  our authorized capital increased from 75,000,000 shares of common stock to 150,000,000  shares of common stock and the issued and outstanding  increased from 6,000,000 shares of common stock to 12,000,000  shares of common stock, all with a par value of $0.001.  The stock split has been retroactively applied.

The following table provides selected financial data about our company for the period ended September 30, 2010.

Balance Sheet Data:	9/30/10
Cash	$7,786
Deposit/Prepaid Expenses	$10,054
Total assets	$17,840
Total liabilities	$650
Shareholders' equity	$17,190

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Liquidity and Capital Resources

Our cash balance at September 30, 2010 was $7,786.   On October 25, 2010, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”).

Plan of Operation

Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.  We intend to simplify utilizing the unique benefits of mobile marketing and advertising campaigns.  Future opportunities might evolve to mobile payments, enterprise, or health applications. Following are the principal elements of our strategy are to:

•	Capitalize upon current customer relationships and acquire new customers. We intend to capitalize on our customer relationships to widen the appeal of our solutions.

•
Enable our platform by addressing technology shifts in mobile devices and computing. The mobile device marketplace by its nature undergoes constant change as new technologies and products emerge. In particular, we believe that smartphone devices as well as tablet computers with mobile capabilities are growing and becoming increasingly important components of mobile communications. We devote significant resources to address this evolving technology landscape with innovative application interfaces for our platform that ensures we will be well positioned to address the mobilemarketplace as consumer device preferences evolve.

•
Extend our leadership position by continuing to invest in our platform.    We believe that the technical capabilities of our platform significantly surpass the ability of our competitors to provide brands, advertising agencies, mobile operators and media companies a comprehensive view of a consumer's interaction and engagement across a variety of media.  We intend to continue to invest in, and enhance the functionality of our platform and develop new technology solutions to further strengthen and broaden our end-to-end platform.

•
Encourage the adoption of our platform by third parties.    Our platform provides a scalable, open architecture platform that allows third parties, including content delivery platform providers, application providers, campaign optimization specialists, mobile ad networks, and analytic and billing providers, to use our platform to execute marketing and advertising campaigns as well as to create new business opportunities and technology innovations. We have designed our platform to become central to the creation of a connected, global mobile marketing and advertising marketplace, and we believe that this platform will form the basis for a global mobile marketing and advertising ecosystem.

•
Continue expansion and pursue partnerships and acquisitions. We intend to continue our expansion into new markets. In addition, we will continue to evaluate and pursue strategic partnerships and acquisitions, to continue strengthening our platform, increase our presence, expand relationships and enter into new markets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CommerceTel, Inc. fka Ares Ventures, Inc.

We have audited the accompanying balance sheets of Ares Ventures, Inc. (An Exploration Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30 2010 and 2009 and since inception on September 25, 2008 through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ares Ventures, Inc. (An Exploration Stage Company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30 2010 and 2009 and since inception on September 25, 2008 through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had an accumulated deficit of $57,810 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
December 13, 2010

50 S. Jones Blvd. Suite 202 Las Vegas. NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

Item 8.  Financial Statements

ARES VENTURES CORP.
(An Exploration Stage Company)
Balance Sheets

	As of	As of
	September 30, 2010	September 30, 2009
ASSETS

Current Assets
Cash	$7,786	$47,758
Deposits	54	-
Prepaid Expenses (See Note 9)	10,000	-
Total Current Assets	17,840	47,758

TOTAL ASSETS	$17,840	$47,758

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$650	$4,000
Total Current Liabilities	650	4,000

Total Liabilities	650	4,000

Stockholders' Equity

Common stock, ($0.001 par value, 75,000,000 shares authorized; 12,000,000 and 12,000,000 shares issued and outstanding as of September 30, 2010 and September 30, 2009)	12,000	12,000
Additional paid-in capital	63,000	63,000
Deficit accumulated during exploration stage	(57,810)	(31,242)
Total Stockholders' Equity	17,190	43,758

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,840	$47,758

The accompanying notes are an integral part of these Financial Statements

ARES VENTURES CORP.
(An Exploration Stage Company)
Statements of Operations

			September 25, 2008
			(inception)
	Year ended	Year ended	through
	September 30, 2010	September 30, 2009	September 30, 2010

Revenues
Revenues	$-	0	$0
Total Revenues	-	0	0

Operationg Expenses
Office and Administration	3,877	5,616	10,008
Mineral Exploration Expenses	8,000	15,611	23,611
Professional Fees	14,691	9,500	24,191
Total Operating Expenses	(26,569)	(30,727)	(57,810)
Provision for Income Taxes	-	-	-

Net Income (Loss)	$(26,569)	(30,727)	$(57,810)

Basic earnings (loss) per share	$(0.00)	(0.00)	$

Weighted average number of
common shares outstanding	12,000,000	8,317,808

The accompanying notes are an integral part of these Financial Statements

ARES VENTURES CORP.
(An Exploration Stage Company)
Statement of Stockholders' Equity
From September 25, 2008 (Inception) through September 30, 2010

					Deficit
	Common	Common	Additional	Stock	Accumulated
	Stock	Stock	Paid-in	Subscription	During	Total
		Amount	Capital	Receivable	Development
					Stage

Balance, September 25, 2008	-	$-	$-	$-	$-	$-

Stock issued for cash on September 25,
2008 @ $0.0025 per share	6,000,000	6,000	9,000	(13,000)		2,000

Net loss, September 30, 2008 (restated)					(515)	(515)

Balance, September 30, 2008 (restated)	6,000,000	$6,000	$9,000	$(13,000)	$(515)	$1,485

Receipt of cash from stock subscription
receivable on October 6, 2008				13,000		13,000

Stock issued for cash on May 12, 2009
@ $0.01 per share	6,000,000	6,000	54,000			60,000

Net loss, September 30, 2009					(30,727)	(30,727)

Balance, September 30, 2009	12,000,000	$12,000	$63,000	$-	$(31,242)	$43,758

Net loss, September 30, 2010					(26,569)	(26,569)

Balance, September 30, 2010	12,000,000	12,000	63,000	$-	(57,810)	17,190

The accompanying notes are an integral part of these Financial Statements

ARES VENTURES CORP.
(An Exploration Stage Company)
Statements of Cash Flows

			September 25, 2008
			(inception)
	Year ended	Year ended	through
	September 30, 2010	September 30, 2009	September 30, 2010

OPERATING ACTIVITIES

Net income (loss)	$(26,569)	$(30,727)	$(57,810)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in Deposits	(54)	-	(54)
(Increase) decrease in Prepaid Expenses	(10,000)	-	(10,000)
Increase (decrease) in Accounts Payable	(3,350)	3,485	650
Net cash provided by (used in) operating activities	(39,972)	(27,242)	(67,214)

INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

FINANCING ACTIVITIES

Issuance of Common Stock	-	60,000	75,000
Stock Subscription Receivable	-	13,000	-
Net cash provided by (used in) financing activities	-	73,000	75,000

Net increase (decrease) in cash	(39,972)	45,758	7,786

Cash at beginning of period	47,758	2,000	-
Cash at end of period	$7,786	$47,758	$7,786

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these Financial Statements

ARES VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

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

On November 2, 2010, the Company effected an acquisition of CommerceTel Inc., a Nevada Corporation.  For more information refer to Note 10.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a September 30, year-end.

b.   Basic Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC No. 260.

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
September 30, 2010

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

h.   Mineral Exploration Expenses

Ares has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs were expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  No such properties currently exist.

i.   Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

ARES VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had limited operations during the period from September 25, 2008 (inception) to September 30, 2010 and generated a net loss of $57,810.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s current cash of $7,786 is not sufficient to cover the expenses they will incur during the next twelve months.

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

NOTE 6.  INCOME TAXES

	As of September 30, 2010	As of September 30, 2009

Deferred tax assets:
Net operating tax carryforwards	$57,810	$22,742
Other	-0-	-0-
Gross deferred tax assets	19,655	7,732
Valuation allowance	(19,655)	(7,732)

Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

ARES VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 7.  NET OPERATING LOSSES

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $57,810.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On September 25, 2008 the Company issued a total of 6,000,000 shares of common stock to one director for cash at $0.0025 per share for a total of $15,000.

On May 12, 2009 the Company completed its S-1 offering, selling 6,000,000 common shares at $.01 per share for total proceeds of $60,000.

As of September 30, 2010 the Company had 12,000,000 shares of common stock issued and outstanding.

On October 5, 2010, the Company effected a one (1) old for two (2) new forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 150,000,000 shares of common stock and the issued and outstanding increased from 6,000,000 shares of common stock to 12,000,000 shares of common stock, all with a par value of $0.001. The stock split has been retroactively applied.

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2010:

•	Common stock, $ 0.001 par value: 150,000,000 shares authorized; 12,000,000 shares issued and outstanding.

NOTE 9.   PREPAID EXPENSE

On September 2, 2010, the Company issued $10,000 to CommerceTel Inc as an advance to fund transaction costs anticipated to be associated with the business combination disclosed in Form 8K dated November  8, 2010.

ARES VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 10.   SUBSEQUENT EVENTS

Effective October 5, 2010, the Company changed its name from "Ares Ventures Corp." to "CommerceTel Corporation", by way of a merger with our wholly owned subsidiary CommerceTel Corporation, which was formed solely for the change of name.

The forward stock split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on October 5, 2010.

On November 2, 2010, the Company executed a Share exchange Agreement, ( “ Share Exchange”).  Please refer the Company’s Form 8K filed on 11/8/2010 for details.

Pursuant to the Exchange Agreement, the Shareholder transferred to the Company all of the issued and outstanding shares of common stock of CommerceTel.  In consideration for the transfer of the shares of CommerceTel, the Company issued an aggregate of 10,000,000 shares of common stock of the Company to the Shareholders.  As a result of the Exchange Agreement, (i) CommerceTel became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of CommerceTel as its sole business.

For accounting purposes, the Share Exchange was treated as a recapitalization of CommerceTel.  CommerceTel is the accounting acquirer and the results of its operations will be the results of the Company’s operations going forward.

On November 2,  2010, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 3, 2011.

On the maturity date of the Notes, in addition to the repayment of the Principal Amount and all accrued and unpaid interest, the Company will issue to each holder of the Notes, at each such holder’s option, (i) three year warrants to purchase that number of shares of its common stock equal to the Principal Amount plus all accrued and unpaid interest divided by the per share purchase price of the common stock offered and sold in the Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price, or (ii) that number of shares of Common Stock equal to the product arrived at by multiplying (x) the Principal Amount plus all accrued and unpaid interest divided by the Offering Price and (y) 0.33.

ARES VENTURES CORP.
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2010

The Company’s obligations under the Notes are secured by all of the assets of the Company, including all shares of CommerceTel, its wholly owned subsidiary.

WFG Investments, Inc., a registered broker dealer, was paid a placement agent fee in the amount of $40,000 for its services rendered in connection with the Financing.

On December 7, 2010, the Board of Directors of CommerceTel Corporation (the “Company”) resolved to change the Company’s fiscal year end from September 30 to December 31, effective immediately, to coincide with the fiscal year end of its wholly owned subsidiary CommerceTel Inc. that was recently acquired in a reverse acquisition (as disclosed previously on a Current Report on Form 8-K that was filed on November 8, 2010).

We have evaluated events through the issuance of these Financial Statements.  Other than what has already been disclosed, no events have occurred subsequent to the Balance Sheet date of September 30, 2010 that would require adjustment to, or disclosure in, the financial statements.

Item 9.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being September 30, 2010.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.

Based on this evaluation, these officers concluded that, as of September 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers

Below are the names and certain information regarding the Company’s executive officers and directors. Officers are appointed annually by the Company’s board of directors (the “Board”). Dennis Becker, David Souaid, and H. Fraser Clarke were appointed on October 29, 2010.  Paul Meyer and Doug Schneider were appointed on December 17, 2010.

Name	Age	Position
Dennis Becker	37	Chief Executive Officer
Paul Meyer	63	Chief Financial Officer
David Souaid	37	Director
H. Fraser Clarke	35	Director
Doug Schneider	50	Director

Dennis Becker - President & Chief Executive Officer

Dennis Becker was appointed the Company’s Chief Executive Officer and a Director effective as of the closing date of the Share Exchange.  He will also act as the Company’s Interim Chief Financial Officer until a more permanent replacement will have been identified. Mr. Becker has been President and Chief Executive Officer of CommerceTel, Inc. since September, 2007.  He was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005.  Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprise, from 1999 to 2001.  Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

Paul Meyer – Chief Financial Officer

Paul Meyer has been a Partner at Scigliano Group, LLC which provides consulting for emerging technologies and venture backed initiatives since 2008. The group’s current clients include social media networks; wireless and internet gaming technologies and content providers and publishers. It provides management consulting, restructuring, interim management, capital raising and intellectual property monetization services.

From 2003 to 2008, Mr. Meyer was President and Chief Operating Officer for Shuffle Master, Inc., a NASDAQ Global Select gaming supply company. During Mr. Meyer’s five year tenure, Shuffle Master’s revenues grew by over 225% to $190 million, both organically and through acquisition, and international revenues increased from less than 9% to over 50% of total.

From 2000 to 2003, Mr. Meyer was President of the Integrated Solutions Division of Concurrent Computer Corporation, a leading NASDAQ simulation technology support provider. Mr. Meyer moved his division to develop a Linux-based real time operating system as demand for the company’s proprietary Unix-based operating system was waning. Mr. Meyer also negotiated a change in his division’s supply role in the Navy’s Aegis program from technology licensor to hardware and software sub-contract supplier, generating over $8 million in incremental gross margin over the succeeding three years.

Mr. Meyer has also managed his own consulting ventures on two separate occasions, focusing on turnarounds, interim management, crisis management, restructuring and Chapter XI consulting. His clients in these ventures included a toy company; a location-based entertainment provider; a retail costume jewelry chain; a food packaging equipment supplier; a locomotive re-manufacturer and a video game accessory distributor.

Mr. Meyer has also held C-level positions with Virgin Interactive, Inc. and Viacom New Media, entertainment software developers and publishers, and has served as a public company Chief Financial Officer on two separate occasions.

Mr. Meyer has also served on a number of public and private company boards, and has chaired Compensation, Audit and Governance committees in this regard.

Mr. Meyer is a Vietnam veteran, and graduated Summa Cum Laude from C.W. Post College with a Bachelor of Science degree in Accounting.

David Souaid, Director

David Souaid was elected a director of the Company on the date of closing of the Share Exchange. He is currently the President of SterlingCard Payment Solutions and was previously the Senior Vice President, Sales and Marketing of Optimal Payments Inc., a credit card processing company, since 1999. He has also been a director of Sterling Payment Solutions and Mercantile Advance Corp. since 2008 respectively. He holds a B.A. in Political Science from Mount Allison University.

H. Fraser Clarke, Director

Herbert Fraser Clarke was elected a director of the Company on the date of closing of the Share Exchange. He has been the President and Chief Operating Officer of Herbal Magic, a Toronto based weight loss company, since 2009.  From 2008 to 2009 he was Chief Financial Officer of NLRC, a Newfoundland based oil and gas refinery.  From 2005 to 2008, he was the Chief Executive Officer of the Hair Club, a hair restoration company. Mr. Clarke holds a business degree from Memorial University.  He is a chartered accountant and a chartered financial analyst.  He currently serves on a number of boards including Europe’s largest provider of hair loss solutions, a United States based mobile marketing company and a Canadian mid marketing leasing firm.

Doug Schneider, Director

Mr. Schneider is a technology business executive and entrepreneur with over twenty years of experience in mobile/wireless, internet/data center, web services, and energy-related companies.  From 2007 to 2010 Mr. Schneider was the CEO of Genea Energy, a clean tech company that provides an innovative and comprehensive SaaS based energy services platform for commercial office building portfolios. Prior thereto, he served in various consulting capacities for venture capital and internet firms. He served as President, Small and Medium Enterprise (SME) Hosting Business Unit for Verio, an NTT Communications Company from 1999 to 2004.  In this role, he architected a highly profitable, $125 million revenue premier global hosting company that met the needs of over one million SMEs in 140 countries. In an earlier role as President, Web Services, he built and managed Verio's distribution channels and service operations for its shared server, virtual server, and enterprise hosting product lines, which collectively represented $160,000 million in revenues and was the world’s largest domain-based hosting company at the time. In 1999, Mr. Schneider was selected by VAR Business as one of thirty leading visionary executives in the nation shaping the future of e-business for the channel and the industry.  In 2002, Verio was recognized by Frost & Sullivan for market leadership in the SME web hosting market.  Mr. Schneider was a key member of the Verio (NASDAQ: VRIO) executive team responsible for executing a combined roll-up and organic growth strategy of over 50 companies to create $5.5 billion in realized shareholder value within 5 years through the successful $126 million IPO and eventual sale of the company to NTT Communications.

In 1994 Mr. Schneider co-founded and served as President of a regional distribution company based in Colorado that performed customized equipment fulfillment services for wireless carriers OneComm and Nextel with their first generation of integrated cellular phone and two-way radio digital products.  From 1991 to 1994, he served in marketing and sales roles with CellularOne in the San Francisco Bay Area and drove significant subscriber growth by leveraging indirect sales channels.  Earlier in his career, Mr. Schneider worked for Pacific Gas & Electric Company as an engineer.  Mr. Schneider received a Bachelor's degree in Mechanical Engineering from University of California, Davis and an M.B.A. from the Kellogg School of Management at Northwestern University.    He also serves as an industry advisor to Pelion Venture Partners, a venture capital firm focused on the IT and medical device sectors.

Employment Agreements

Dennis Becker serves as our Chief Executive Officer under an Employment Agreement that was entered into with CommerceTel, Inc on September 21, 2007 and amended March 16, 2009. The agreement may be terminated without cause provided five (5) days prior written notice, and a payment of six (6) months compensation at the employee's then-current rate of compensation. He is paid $170,000 annually. The Board of Directors for CommerceTel Corporation is currently negotiating a new Employment Agreement with Dennis Becker.

Paul Meyer serves as our Chief Financial Officer under a Consulting Agreement that was entered into an December 10, 2010. The agreement has a term of one year and may be terminated upon 30 days’ written notice. Under the terms agreement, Mr. Meyer has committed to spend up to 50 hours per month working for the Company. He is paid $30,000 and was granted options to purchase 93,750 shares at $0.32 per share. The options vest in 12 equal monthly increments.

Compensation of Directors

Compensation for the Directors has not been determined at this time.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
Shane Ellis,	2010	0	0	0	0	0	0	0	0
President, CFO & CEO	2009	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Shane Ellis CEO & CFO	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Shane Ellis Director	0	0	0	0	0	0	0

In September 2008 Shane Ellis purchased 6,000,000 shares of our common stock at $0.0025 per share.  The terms of the stock issuance was as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 20, 2010, certain information regarding the beneficial ownership of the Company’s Common Stock giving effect to the Share Exchange.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each of the nominees for director and executive officer of the Company; and (iii) all of our executive officers and nominees for director as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days of December 20, 2010 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  Unless otherwise indicated, the address of each shareholder is c/o the Company, 8929 Aero Drive, Suite E, San Diego, CA 92123.

Name of Beneficial Owner	Number of Shares	Percentage(1)
CommerceTel Canada Corporation 1 First Canadian Place 100 King Street West Toronto, ON M5X 1B2	7,267,972	41.1%
Dennis Becker (2)	7,360,335	41.6%
David Souaid	-0-	N/A
Fraser Clarke (3)	7,267,972	4.1. %
Paul Meyer	15,625	*
Doug Schneider	-0-	N/A
John Liviakis	1,700,000	9.6%
655 Redwood Highway, Suite 655 Mall valley, CA
Executive Officers and Directors as a Group (three persons)	7,375,960	41.7%

* Denotes less than 1%

(1)
Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on  shares of Common Stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 20, 2010.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Includes 7,267,972 shares owned by CommerceTel Canada Corporation (“CTel Canada”) of which Mr. Becker may be deemed to be the beneficial owner in his capacity as President and Chief Executive Officer of that entity.  Mr. Becker disclaims beneficial ownership in the shares owned by CTel Canada in excess of his proportional ownership of CTEl Canada.

(3)
Consists of shares held by CTel Canada of which Mr. Clarke may be deemed the beneficial owner in his capacity as Chairman of that entity.  Mr. Clarke disclaims beneficial ownership in the shares owned by CTel Canada in excess of his proportional ownership of CTEl Canada.

(4)	Consists of shares issuable upon exercise of options that vest within the next 60 days does not include 78,125 that will vest thereafter.

Item 13. Certain Relationships and Related Transactions

In September 2008 Shane Ellis purchased 6,000,000 shares of our common stock at $0.0025 per share.  All of such shares are “restricted” securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

Item 14.  Principal Accounting Fees and Services

The total fees charged to the company for audit services were $8,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended September 30, 2010.

For the year ended September 30, 2009, the total fees charged to the company for audit services were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

PART IV

Item 15.  Exhibits

Exhibit No.	Exhibit	Incorporated by Reference or Filed Herewith
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455

4.1	Form of 10% Senior Secured Convertible Bridge Note	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2010

3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
10.1	Form of Security Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2010

10.2	Form of Subsidiary Guaranty	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2010

10.3	Consulting Agreement dated December 10, 2010 with Paul Meyer	Filed herewith

10.4	Employment Agreement between Dennis Becker and CommerceTel, Inc. dated September 21, 2007.	Filed herewith

31.1	Section 302 Certification of Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of Chief Financial Officer	Filed herewith

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 20, 2010	COMMERCETEL CORPORATION

/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Becker, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Dennis Becker	Chief Executive Officer and Director	December 20, 2010
(Principal Executive Officer)

/s/	Paul Meyer	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2010

/s/	Fraser Clarke	Director	December 20, 2010

/s/	David Souaid	Director	December 20, 2010

/s/	Doug Schneider	Director