Form 10-K
period 2010-12-31
COMMERCETEL CORP
filed 2011-04-14
CIK 1447380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 000-53851

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on March 23, 2011, as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $35,252,000.

As of March 23, 2011, the registrant had 17,700,000 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2010

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Part I

Item 1.	Business.

General Information

CommerceTel Corporation (the “Company” or “we”) is a provider of technology that enables major brands and enterprises to engage consumers via their mobile phone. Interactive electronic communications with consumers is a complex process involving communication networks and software. We remove this complexity through our suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general. From Presidential elections to major broadcast events, we are pioneers in the deployment of the mobile channel as the ultimate direct connection to the consumer.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over four million consumers have been engaged via their mobile device thanks to our technology.

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

Company Strategy

Our objective is to build an industry-leading mobile marketing company through a combination of organic and acquired growth.  The key elements to our strategy are:

•
Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary, enterprise-grade C4 technology platform.  We believe that the C4 platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage.  The platform is also highly scalable and capable of supporting substantial growth of our business.

•
Expand our sales and customer support infrastructure. We have historically focused our efforts on development of our technology and solutions.  Going forward, we intend to increase significantly our investments in sales and customer support.

•
Acquire complementary businesses and technologies.  Our future growth will largely depend upon our ability to acquire and integrate complementary businesses.  We have identified hundreds of companies operating in the mobile marketing industry.  Most are privately owned and have relatively modest revenues and limited exit options.  We believe that the combination of our award-winning technology platform and the “currency” of our publicly traded common stock will make us an attractive alternative for many of these companies. We target companies with the following characteristics:  (1) an established revenue base, (2) strong pipeline and growth prospects. (3) break-even or positive cash flow, (4) opportunities for substantial expense reductions through integration into our platform, (5) strong sales teams, and (6) technology and services that further build out and differentiate our platform.

•
Build our intellectual property portfolio.  We currently have three patents pending and recently acquired an issued patent that we believe have significant potential application in the mobile marketing industry.  We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals.

Company Background

CommerceTel Corporation, a Nevada corporation, formerly Ares Ventures Corporation, was an exploration stage company with no revenues and a limited operating history until November 2010.

Share Exchange

On November 2, 2010, we completed the acquisition of CommerceTel, Inc., in exchange for 10,000,000 shares of our common stock (the “Share Exchange”).  Please refer to Note 1 in the accompanying consolidated financial statements.  Our current operations are conducted entirely by CommerceTel, Inc.

In anticipation of the transaction, effective October 5, 2010, we changed our name from Ares Ventures Corporation to CommerceTel Corporation.

Bridge Note Financing

On November 2, 2010, we issued to a number of accredited investors a series of our 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”). The Notes accrue interest at the rate of 10% per annum. The entire principal amount of the Notes plus all accrued and unpaid interest is due on the earlier of (i) the date we complete a financing transaction for the offer and sale of shares of our common stock (including securities convertible into or exercisable for our common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), or (ii) November 3, 2011. On the maturity date of the Notes, in addition to the repayment of the principal amount and all accrued and unpaid interest, we will issue to each holder of the Notes, at each such holder’s option, (i) three year warrants to purchase that number of shares of our common stock equal to the principal amount of (plus all accrued and unpaid interest on) the Notes held by the holder divided by the per share purchase price of the common stock offered and sold in the Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price, or (ii) that number of shares of common stock equal to the product arrived at by multiplying (x) the principal amount of (plus all accrued and unpaid interest on) the Notes held by the holder, divided by the Offering Price and (y) 0.33.  Our obligations under the Notes are secured by all of our assets, including all shares of CommerceTel, Inc., our wholly owned subsidiary.

Txtstation Acquisition

On April 1, 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of our common stock and $300,000 in cash.  Of the cash portion, $50,000 was paid at closing, with an additional $25,000 payable on the 60th day following closing.  The balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities in the transaction.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq will be held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, we also issued 300,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  For one year following the closing of the transaction,  the shareholder has agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).  As a result of the transaction, our headcount increased by seven full time employees and one part time employee on April 1, 2011.

mHealth Technology License

On March 18, 2011, we entered into a binding letter of intent with a global health company for the license of one of our mobile communications software technology platforms for the sole purpose of developing, delivering and sublicensing mobile health and medicine applications.  The letter of intent expires July 1, 2011 and may be terminated without obligation or liability by mutual agreement of the parties.

The letter of intent provides for the execution of a master services agreement between the parties, and an upfront nonrefundable prepayment to us of $50,000 for a one year license to the Company’s C4 platform.  This payment was received March 28, 2011.  On or before June 30, 2011, we may receive an exclusivity payment of $450,000 and 1.07 million shares of the global health company in consideration for our not granting any other person or entity a license to our software technology platform for the delivery of mobile health and medicine applications, subject to undefined milestones and minimum payments.  If this exclusivity payment is made prior to June 30, 2011, the parties agree to set license fees payable to mutually agreeable levels, and the global health company agrees to invest a minimum of $1,000,000 over an 18 month period for the development of mobile health and medicine applications.

March / April 2011 Private Placement

We commenced a private placement in late March 2011, and believe the process will continue until late April 2011. As of April 12, 2011, we have raised gross proceeds of $445,000. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Mobivity Acquisition

On April 8, 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  We concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526.42 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.

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

Mobile advertising is a rapidly growing business providing brands, agencies and marketers the opportunity to connect with consumers beyond traditional and digital media directly on their mobile phones. Today’s mobile phones are utilized for more than just making and receiving calls. Besides voice services, mobile users have access to data services such Short Message Service (SMS), also known as text messaging, picture messaging, content downloads and the Mobile Web. These media channels carry both content and advertising. The mobile phone is an extremely personal device as each mobile phone typically has one unique user.  This makes the mobile phone a precisely targeted communication channel, where users are highly engaged with content.  As a result, the mobile channel is a highly effective campaign tool and its response levels are high compared to other media. Mobile is valuable as a stand-alone medium for advertising, but it is also well suited for a vital role in fully integrated cross-media campaign plans, including TV, print, radio, outdoor, cinema, online and direct mail. We believe that the future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest network. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.

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

Mobile Web

The Mobile Web is quickly emerging as a mainstream information, entertainment and transaction source for people on the move and away from a PC.  Browsing the Mobile Web is similar to traditional PC-based Web browsing and provides users with access to news, sports, weather, entertainment and shopping sites.  However, there are some significant differences between PC based access and phone-based access:

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

Mobile Messaging

Mobile messaging technology enables users to communicate in a so-called asynchronous manner, where messages are stored in the network and delivered to the recipient as soon as the recipient’s mobile phone can receive it.  Once delivered, the message is stored on the users’ mobile phone.  SMS (Short Messaging Service) allows a mobile user to send and receive a text message of up to 160 characters and across virtually any operator network.  This service is also referred to as “text messaging” or “texting”.  All recent mobile phone models support SMS.  As a result, the large installed base of SMS phones creates a large addressable market for SMS-based mobile marketing campaigns.  MMS (Multimedia Messaging Service) is the rich media equivalent to SMS text messages.  An MMS message can include graphics, photos, audio and video, in addition to text. MMS is not yet universally supported by all networks, however this market segment is growing.  SMS and MMS services are together referred to as “mobile messaging” or “messaging”. The stickiness of Mobile Messaging, the enormous reach of SMS and the rich media capabilities of MMS make this channel a highly rewarding advertising opportunity.

Mobile messaging represents an opportunity for advertising placement. Media publishers are using messaging to distribute mobile content. Businesses are providing consumer services through mobile messaging. These messages provide inventory into which advertisements can be inserted. In addition, it is now possible to purchase advertising in personal – person-to-person (P2P) – SMS and MMS messages.

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

The CommerceTel Solution

We remove three technical barriers to achieve the ultimate goal of engaging the consumer via their mobile devices:

●
Multimodal Communication: Cell phones are used for voice conversations, to take pictures, sending and receiving SMS text messages, and several other tasks. Marketers and enterprises need to include multiple communication modalities when interacting with the mobile consumer.  Engaging only one channel to the mobile consumer, for example SMS text messaging, will only result in a partial engagement with the consumer.  We solve this problem via our carrier-grade integrated infrastructure delivering access to all modes of mobile communication from SMS to MMS to IVR and beyond.

●
Campaign Design and Management.  The ability to conceptualize, create, and execute mobile marketing campaigns or enterprise applications in an efficient manner is affected by software and tools available at any given time.  Fragmented tool sets, costly service models, and prolonged time-to-market will impede and impair the growth of the industry.  Our Web-based solution, “C4”, is a unified services creation environment that enables brands and enterprises to create, manage, and report on campaigns through a set of hosted Web tools.

●
Analytics.  Fragmented analytic solutions (i.e. the lack of a uniform tool set used to analyze mobile consumers’ preferences) only provide insights into disparate modalities of the mobile channel.  For example, a Mobile Web analytics solution reveals a consumer’s Internet consumption while neglecting that same consumer’s SMS and Voice related activities. Our patent pending “Personalization Engine” leverages an innovative approach to gaining deep insight into mobile consumer activities and their associated profiles.

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

•
IVR and Voice Capabilities: Our IVR and Voice capabilities allow marketers, content owners, and search operators the freedom of engaging mobile consumers outside of wireless carrier controlled messaging networks.  In many instances our competitors have outsourced business to us to enable IVR features in their service offerings.  This fundamental advantage has allowed us to quickly penetrate major brands.

•
In-house Expertise:  We believe that our primary technical advantage is that we've built most of our systems in-house, relieving us from costly software licensing fees associated with IVR platforms, SMS messaging and other platforms.  For example, IVR software typically ranges from $150 to $1,000 per port, plus annual maintenance and support fees. Our current infrastructure supports over 10,000 IVR ports without any associated IVR licensing costs. In addition, there are unavoidable provisioning times for interconnecting with VOIP (voice over internet protocol) and PSTN (public switched telephone networks) that can take a minimum of 90 days, plus another 30 days for equipment provisioning.

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

We also intend to employ a small executive level sales team and continue our market leadership position with our large brand name client base establishing credibility and entrée to prospective, targeted accounts across all vertical segments. As key accounts are won, and we begin to scale, our strategy will employ a core "Client Services" team to serve existing clients and drive revenue growth from existing business, while a direct sales force will be tasked with focusing exclusively on new client relationships.

Our Platform

The ability to conceptualize, create, and execute mobile marketing campaigns or enterprise applications will be directly affected by software and tools available to design and deliver solutions efficiently and effectively. Fragmented tool sets, costly service models, and prolonged time-to-market will impede and impair the growth of the industry.

Our Web-based solution, “C4”, is a unified services creation environment empowering brands and enterprises with the ability to create, manage, and report on campaigns through a set of hosted Web tools.

Research and Development

We have built a strong internal software development team that has many years of experience in the mobile advertising and marketing industries. As of December 31, 2010, we had three engineers and software developers in our development centers located in San Diego, CA.   Our recent research and development activities have been focused on enhancements to our platform.  Current research and development initiatives continue to focus on extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

We believe that having a dedicated, highly-trained advanced projects team enables us to effectively address the rapidly evolving mobile marketing and advertising services market.

We expect our total research and development expenditures in calendar year 2011 to be approximately $400,000.

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

As a result of industry developments, some of our competitors may in the future create an integrated platform with features similar to ours, for example, Google, Inc.'s proposed acquisition of Admob, Inc. which was announced in November 2009, Apple, Inc.'s acquisition of Quattro Wireless, Inc. in January 2010, and the entry of larger companies such as Nokia, AOL, Microsoft and Yahoo! into the mobile media markets. However, we do not compete directly with these companies as we believe we are the only provider of an integrated, end-to-end mobile marketing and mobile advertising platform with a significant global presence.

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

We did not own any patents on December 31, 2010. However, we have three pending U.S. patent applications. U.S. Provisional Patent Application number 20070249369 was filed on April 25, 2007. This patent application is described as a system, method and apparatus for delivering Web content to a mobile telephone or related device by using a dialing code that is provided. In an exemplary embodiment, a user who dials a telephone number, or other dialing code, and subsequently receives content sent to the user's mobile handset. In another embodiment, content is Web content sent to the user's phone via a Wireless Application Protocol (WAP) process.

U.S. Provisional Patent Application number 61/421211 was filed on December 9, 2010.  This patent application describes the Geo-Bio-Metric Pin, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: Geolocation, Facial Image, Accelerometer, and text messaging. The end goal of the Geo-Bio-Metric Pin service is to authenticate a user while verifying the following: 1) the user is currently using his/her phone; 2) the user is at the geolocation that their phone is at; 3) the user is not at another location and using their phone through a proxy; and 4) an impostor is not using the phone.

U.S. Provisional Patent Application number 12/983284 was filed on December 8, 2010.  This patent application describes a content delivery method and system comprising receiving, in a first communication mode, a request for information from a mobile device; sending, in the first communication mode, one or more content selection options; receiving, in the first communication mode, a selection in response to the one or more content selection options; and facilitating, in a second communication mode, delivery of content corresponding to the selection to the mobile device.

In March 2011, we acquired US Patent number 6788769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a lookup database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

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

Employees

As of April 13, 2011, we had thirteen full-time employees, one part-time employee and three contract employees. Sales, marketing, and business development functions are provided by eight full time employees. Engineering and research and development functions are provided by three full time employees, one part-time employee and two contract employees. General administration, finance, and executive management consist of two full time employees and one consultant.

Government Regulation

Depending on the products and services that they offer, mobile data service providers may be subject to regulations and laws applicable to providers of mobile, Internet and VOIP services both domestically and internationally. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement to wireless industry providers and platforms in many instances is unclear or unsettled. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear.

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

Item 1A.	Risk Factors.

Risks Related to our Business

Proceeds from our recent bridge note financing will not be sufficient to sustain our operations and we will need to raise additional capital to grow our business.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand including the proceeds from our recent bridge note financing as well as revenues from operations will not satisfy our operational and capital requirements for the next 12 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors, including but not limited to:

•	market acceptance of our mobile marketing and advertising services;
•	the need to adapt to changing technologies and technical requirements;
•	the need to adapt to changing regulations requiring changes to our processes or platform; and
•	the existence and cost of opportunities for expansion through internal growth and acquisitions.

Our existing working capital and the proceeds from our recent bridge note financing are not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth. We may not be able to raise cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which could harm our ability to grow our business.

We may not be successful in executing our acquisition strategy.

Our future growth will largely depend on the successful execution of our acquisition strategy. If we are unable to acquire other companies in the mobile marketing sector, our growth, valuation and prospects will be adversely affected. It is possible that acquisition targets will not be receptive to either the valuation offered or our intention to pay for acquisitions using our common stock as the “currency”. If we are unable to grow other than organically, our growth prospects will be reduced and our ability to raise capital on acceptable terms and the value of our common stock will both be compromised.

In addition, our future acquisitions may be expensive and time-consuming and we may not realize anticipated benefits from them.  The specific risks we may encounter in these types of transactions include the following:

•
Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition;

•	The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

•
The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product and service quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

•	Difficulty in integrating acquired operations due to technology constraints or geographical distance.

A failure to successfully integrate acquired businesses for any of these reasons could have a material adverse effect on our results of operations.

We may not have the liquidity to settle our bridge notes at maturity.

Our $1,000,000 principal amount outstanding of bridge notes (plus interest accrued at 10% annually) matures on the earlier of November 2, 2011 or the date on which we complete a financing in excess of $1,250,000. There is no certainty that we will have the liquidity necessary to settle the bridge notes including accrued interest at the maturity date, nor is it certain that the bridge lenders will agree to an extension of the maturity date or an accommodation favorable to us.  Our obligations under the bridge notes are secured by all of our assets.  In the event we cannot settle the bridge notes at the maturity date or reach an accommodation with the bridge lenders, our operations would be severely jeopardized if not entirely curtailed.

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

The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform or platforms we may offer in the future may not be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. For example, in May 2010, Google, Inc. acquired Admob, Inc. Similarly, in January 2010, Apple, Inc. acquired Quattro Wireless, Inc. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Dennis Becker, our Chief Executive Officer, Alex Shah, our Chief Technology Officer, and Brad Morrow, our Vice President of Product Management. We currently have an employment agreement in place with Mr. Becker.  We do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

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

Our management team, with the exception of our Chief Financial Officer, has only limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Risks Related to our Common Stock

There has been a limited trading market for our common stock.

There has been a limited trading market for our common stock on the Over-the-Counter Bulletin Board.  The lack of an active market may impair the ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

Our freely trading share volume will increase significantly.

As of December 31, 2010, we had 17.7 million common shares outstanding, of which 6.0 million shares were free trading and 11.7 million shares were restricted pursuant Rule 144 promulgated under the Securities Act of 1933.  This restriction is expected to be lifted in November 2011 which will result in a significant number of additional shares becoming freely tradable. We also have issued and intend to continue to issue additional common shares in the execution of our acquisition strategy, both increasing the number of free trading shares and dilution. This increase in both free trading shares and total shares outstanding may have a depressive effect on our stock price and a deleterious effect on our ability to both raise additional equity capital and complete acquisitions using our common stock as the principal currency.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and asked prices for our common stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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

•	announcements of new acquisitions or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions or other business initiatives;
quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting us, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements by relevant governments pertaining to additional quota restrictions; and
•	fluctuations in interest rates and the availability of capital in the capital markets.

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

Our directors and officers will have a high concentration of common stock ownership.

Based on the 17,700,000 shares of common stock that are outstanding as of December 31, 2010, our officers and directors will beneficially own approximately 41.6% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

Item 2.	Properties.

We currently lease 3,751 square feet of office space located at 8929 Aero Drive, Suite E, San Diego, CA 92123 at a monthly expense of $5,441.  The original 60 month lease term expires June 30, 2012. We believe the property is sufficient for our needs at this time.

Item 3.	Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.	Removed and Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “MFON” since December 9, 2010.  From January 2010 to that date, our stock was traded on the OTCBB under the symbol “AREV”.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

The following table sets forth the range of high and low bid quotations for our common stock, as reported by the OTCBB, on a quarterly basis for the fiscal year ended December 31, 2010. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2010	High	Low
Fourth Quarter	$1.50	$.10
Third Quarter	$.10	$.10
Second Quarter	$.10	$.10
First Quarter	$.10	$.10

Holders of Record

As of February 3, 2011, there were approximately 39 holders of record of our common stock.

Dividend Policy

We paid no cash dividends in respect of our common stock during our two most recent fiscal years, and we have no plans to pay any dividends or make any other distributions in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Stock Repurchases

We did not repurchase any of our common stock in 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2010 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2010. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans not approved by security holders (1)	1,808,750	$0.32	1,315,250

Total	1,808,750	$0.32	1,315,250

(1) Comprised of our 2010 Incentive Stock Plan

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K we are not required to provide the information set forth in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-K. Additionally, you should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a provider of technology that enables major brands and enterprises to engage consumers via their mobile phone. Interactive electronic communications with consumers is a complex process involving communication networks and software.  We remove this complexity through our suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general.  From Presidential elections to major broadcast events, we are pioneers in the deployment of the mobile channel as the ultimate direct connection to the consumer.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a truly unique and individual address to the end user. The future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over 4 million consumers have been engaged via their mobile device thanks to our technology.

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

Recent Events

Share Exchange Agreement

On November 2, 2010, we completed the Share Exchange and acquired CommerceTel, Inc., in exchange for 10,000,000 shares of our common stock.  Please refer to Note 1 in the accompanying the consolidated financial statements.

Bridge Note Financing

On November 2, 2010, we issued to a number of accredited investors our 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $1,000,000.

Txtstation Acquisition

On April 1, 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq.  The purchase price for the acquisition was 2,125,000 shares of our common stock and $300,000 in cash.  Of the cash portion, $50,000 was paid at closing, with an additional $25,000 payable on the 60th day following closing.  The balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities.

In connection with the transaction, we also issued 300,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  As a result of the transaction, our headcount increased by seven full time individuals and one part time individual on April 1, 2011.

mHealth Technology License

On March 18, 2011, we entered into a letter of intent with a global health company for the license of one of our mobile communications software technology platforms for the sole purpose of developing, delivering and sublicensing mobile health and medicine applications.  The letter of intent expires July 1, 2011 and may be terminated without obligation or liability by mutual agreement of the parties.

The letter of intent provides for the execution of a master services agreement between the parties, and an upfront nonrefundable prepayment to us of $50,000 for a one year license to the Company’s C4 platform.  This payment was received March 28, 2011.  On or before June 30, 2011, we may receive an exclusivity payment of $450,000 and 1.07 million shares of the global health company in consideration for our not granting any other person or entity a license to our software technology platform for the delivery of mobile health and medicine applications, subject to undefined milestones and minimum payments.  If this exclusivity payment is made prior to June 30, 2011, the parties agree to set license fees payable to mutually agreeable levels, and the global health company agrees to invest a minimum of $1,000,000 over an 18 month period for the development of mobile health and medicine applications.

March / April 2011 Private Placement

We commenced a private placement in late March 2011, and believe the process will continue until late April 2011. As of April 12, 2011, we have raised gross proceeds of $445,000. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Mobivity Acquisition

On April 8, 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  We concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2010 and 2009. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Revenues for the year ended December 31, 2010 increased $65,481, or 7.7%, compared to the year ended December 31, 2009.  The increase is primarily the result of higher revenues for software licensing and SMS.

Cost of Revenues

Cost of revenues for the year ended December 31, 2010 decreased $129,626, or 23.7% compared to the year ended December 31, 2009.  This decrease is due to lower costs for SMS transmission resulting from a change in providers, a savings of approximately $95,000.  Further reduction in costs related to local voice origination charges, a savings of approximately $30,000, due to reduced traffic from VoIP customers versus the same period in 2009.

Gross Profit

Gross profit for the year ended December 31, 2010 increased by $195,107, or 63.7%, compared to the year ended December 31, 2009. Gross profit as a percentage of revenue for the year ended December 31, 2010 increased to 54.5% compared to 35.9% in 2009.

Sales and Marketing Expense

Sales and marketing expenses for the years ended December 31, 2010 and 2009 were $225,783 and $114,263, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $111,520 was due to an increase in sales and marketing travel, and sales consulting costs that were incurred in 2010 as we grew our business.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the years ended December 31, 2010 and 2009 were $405,819 and $616,912, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $211,093 was due to a decrease in personnel costs and benefits due to a reduction of two employees, and a decrease in consulting expense due to a reduction of one engineering contractor.

General and Administrative Expense

General and administrative expenses for the years ended December 31, 2010 and 2009 were $1,163,479 and $890,294, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $273,185 was due to an increase in stock-based compensation of $49,400, of which $21,895 related to the accelerated vesting of stock options pursuant to the Share Exchange, and the remainder primarily relates to legal, accounting, and consulting expenses associated with the Share Exchange.

Gain on Debt Extinguishment

During the year ended December 31, 2010, we negotiated settlement agreements for liabilities totaling $270,565, and paid $71,164 to settle these liabilities.  We recorded a gain on extinguishment of debt totaling $199,401 for the year ended December 31, 2010.  We had no such transactions in 2009.

Interest Expense

Interest expense for the year ended December 31, 2010 increased $32,991, or 37.7%, compared to the year ended December 31, 2009.  The increase is attributable to amortization of the note discounts recorded during 2010.

Liquidity and Capital Resources

We had negative working capital of $1,258,895 and $1,962,436, respectively, at December 31, 2010 and 2009.  Our cash balances as of December 31, 2010 and 2009 were $373,439 and $11,003, respectively.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used by operations of $778,957 for the year ended December 31, 2010 compared to net cash used by operations of $302,860 for the year ended December 31, 2009.

The net cash used by operating activities for the year ended December 31, 2010 reflects a net loss of $1,229,583 offset by gain on debt extinguishment of $199,401, stock-based compensation of $156,785, change in fair market value of derivative liability of $14,861, amortization of note discounts of $50,789, and other minor factors.  Changes in operating assets and liabilities included an increase in other assets of $28,033, an increase in accounts payable of $255,443, an increase in accrued interest of $68,288, an increase in accrued and deferred compensation of $147,359, a decrease in deferred revenues and customer deposits of $94,386, an increase in other liabilities of $65,880, and other minor factors.

The net cash used by operating activities for the year ended December 31, 2009 reflects a net loss of $1,402,627 offset by bad debt expense of $29,209, stock-based compensation of $118,269, depreciation expense of $22,156, increase in accounts receivable of $8,323, increase in accounts payable of $651,444, increase in accrued interest of $67,247, increase in accrued and deferred compensation of $118,095, an increase in deferred revenues and customer deposits of $91,826, and other minor factors.

Cash Flows from Financing Activities

Net cash provided by financing activities for 2010 and 2009 was $1,141,393 and $245,783, respectively.

In 2010, we received contributions from our former parent of $249,897, and we received $1,043,615 from the issuance of notes payable.  We made payments on notes payable of $128,615, and we incurred $40,000 of expenses related to our financing efforts that we capitalized as deferred financing costs.

In 2009, we received contributions from our former parent of $245,783.

Future Liquidity Needs

We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our operations.  This raises substantial doubt about our ability to continue as a going concern. We commenced a private placement in late March 2011, and believe the process will continue until late April 2011. As of April 12, 2011, we have raised gross proceeds of $445,000.  We expect that the completion of this financing will allow us to move forward with our acquisition strategy for the near term and that the successful execution of our acquisition strategy will make it possible for us to raise additional funds before the end of 2011 and eventually generate sufficient cash flow from operations to reduce our dependence on outside capital sources.

Based on our resources at December 31, 2010, proceeds from the recent private placement transaction and our current plan of expenditures, and assuming we are not required to settle our $1,000,000 of bridge notes payable during 2011, we believe that we will have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including cash requirements associated with funding the purchase price of, and operations of, acquired businesses, the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to complete planned acquisitions or develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution.  We generate revenue from licensing our software to clients in our software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  We recognize license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.

Stock-based compensation

We account for stock-based compensation in accordance with authoritative guidance for stock-based compensation, which requires us to measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. To the extent that we issue future stock incentive awards to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

We account for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value upon vesting. We evaluate the assumptions used to value stock awards to non-employees on a periodic basis. If factors change and we employ different assumptions, including any significant change in the estimated fair value of common stock, stock-based compensation expense may differ significantly from what we have recorded historically. In addition, to the extent that we issue future stock incentive awards to non-employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

Derivative Financial Instruments

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including an embedded conversion option, that is required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 8.	Financial Statements.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 11, 2011, we dismissed our auditors, Seale and Beers, CPAs (the "Former Accountant").  Effective January 11, 2011, we engaged Mayer Hoffman McCann P.C. (the "New Accountant"), as our independent certified public accountant.  Our decision to dismiss the Former Accountant and retain the New Accountant was approved by our board of directors on January 10, 2011.

The Former Accountant’s report on the financial statements for the fiscal years ended September 30, 2010 and 2009 was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the fiscal years then ended, except that the Former Accountant’s report on the financial statements as of September 30, 2010 and 2009 contained explanatory language that substantial doubt existed about our ability to continue as a going concern due to our accumulated deficit and the absence of revenues since inception.

During the two most recent fiscal years and any subsequent interim period there were no reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and any subsequent interim period there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

We did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 9A.	Controls and Procedures.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2010.

Based on this evaluation, these officers concluded that, as of December 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2011:

Name	Age	Position
Dennis Becker	37	Chief Executive Officer and Director
Paul Meyer	63	Chief Financial Officer
David Souaid	37	Director
H. Fraser Clarke	35	Director
Doug Schneider	48	Director
John Harris	62	Director

Dennis Becker - President & Chief Executive Officer

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of the closing date of the Share Exchange.   Mr. Becker has been our President and Chief Executive Officer since September, 2007.  He was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005.  Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprise, from 1999 to 2001.  Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

Paul Meyer – Chief Financial Officer

Paul Meyer has been our Chief Financial Officer since December 2010.  Since November 2008, he has been a Partner at Scigliano Group, LLC which provides consulting for emerging technologies and venture backed initiatives. The group’s current clients include social media networks; wireless and internet gaming technologies and content providers and publishers. It provides management consulting, restructuring, interim management, capital raising and intellectual property monetization services.

Mr. Meyer was formerly President and Chief Operating Officer for Shuffle Master, Inc., a NASDAQ Global Select gaming supply company. During Mr. Meyer’s five year tenure, Shuffle Master’s revenues grew by over 225% to $190 million, both organically and through acquisition, and international revenues increased from less than 9% to over 50% of total.

Prior to that, Mr. Meyer was President of the Integrated Solutions Division of Concurrent Computer Corporation, a leading NASDAQ simulation technology support provider. Mr. Meyer moved his division to develop a Linux-based real time operating system as demand for the company’s proprietary Unix-based operating system was waning. Mr. Meyer also negotiated a change in his division’s supply role in the Navy’s Aegis program from technology licensor to hardware and software sub-contract supplier, generating over $8 million in incremental gross margin over the succeeding three years.

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

Mr. Meyer is a Vietnam veteran, and graduated Summa Cum Laude from C.W. Post College with a Bachelor of Science degree in Accounting.

David Souaid, Director

David Souaid was elected as one of our directors on the date of closing of the Share Exchange.  He is currently the President of SterlingCard Payment Solutions and was previously the Senior Vice President, Sales and Marketing of Optimal Payments Inc., a credit card processing company, since 1999.  He has also been a director of Sterling Payment Solutions and Mercantile Advance Corp. since 2008 respectively.  He holds a B.A. in Political Science from Mount Allison University.

H. Fraser Clarke, Director

Herbert Fraser Clarke was elected as one of our directors on the date of closing of the Share Exchange  He has been the President and Chief Operating Officer of Herbal Magic, a Toronto based weight loss company, since 2009.  From 2008 to 2009 he was Chief Financial Officer of NLRC, a Newfoundland based oil and gas refinery.  From 2005 to 2008, he was the Chief Executive Officer of the Hair Club, a hair restoration company. Mr. Clarke holds a business degree from Memorial University.  He is a chartered accountant and a chartered financial analyst.  He currently serves on a number of boards including Europe’s largest provider of hair loss solutions, a United States based mobile marketing company and a Canadian mid marketing leasing firm.

Doug Schneider, Director

Mr. Schneider has been a director since December 2010. From 2007 to 2010 Mr. Schneider was the CEO of Genea Energy, a clean tech company that provides an innovative and comprehensive SaaS based energy services platform for commercial office building portfolios. Prior thereto, he served in various consulting capacities for venture capital and internet firms. He served as President, Small and Medium Enterprise (SME) Hosting Business Unit for Verio, an NTT Communications Company from 1999 to 2004.  In this role, he architected a highly profitable, $125 million revenue premier global hosting company that met the needs of over one million SMEs in 140 countries. In an earlier role as President, Web Services, he built and managed Verio's distribution channels and service operations for its shared server, virtual server, and enterprise hosting product lines, which collectively represented $160,000 million in revenues and was the world’s largest domain-based hosting company at the time. In 1999, Mr. Schneider was selected by VAR Business as one of thirty leading visionary executives in the nation shaping the future of e-business for the channel and the industry.  In 2002, Verio was recognized by Frost & Sullivan for market leadership in the SME web hosting market.  Mr. Schneider was a key member of the Verio (NASDAQ: VRIO) executive team responsible for executing a combined roll-up and organic growth strategy of over 50 companies to create $5.5 billion in realized shareholder value within 5 years through the successful $126 million IPO and eventual sale of the company to NTT Communications.

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

John Harris, Director

Mr. Harris has been a director since January 2011. From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market.  In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company.  From 2003 to 2005, he was President and CEO of Seven World Wide, a $400 million private equity backed Marketing Services BPO Company with operations in North America and the United Kingdom. During his tenure he restructured the company, disposed of non-core assets, right sized the cost structure, and shifted the focus to profitable growth areas. Mr. Harris led the sale of the company doubling shareholder value for the investors.  Prior thereto, Mr. Harris spent 25 years Electronic Data Systems (EDS) in a number of senior executive positions and was a significant contributor to the growth of the company as it scaled from $100 million dollars in revenue to approximately $19 billion at the time of his departure in 1999.  Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business.  He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group and BancTec Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Forms 3 for Messrs. Becker, Clarke and Souaid as well as for CommerceTel Canada Corp. were filed late.

Item 11.	Executive Compensation.

The following table provides information regarding the compensation earned during the years ended December 31, 2010 and 2009 by our (i) Chairman and Chief Executive Officer, and (ii) Chief Financial Officer. We refer to these two individuals collectively as our “named executive officers.”

Summary Compensation Table*

Name and Principal Position	Year	Salary	Option Awards	Total
Dennis Becker, CEO	2010	169,041	53,196	222,237
	2009	170,000	46,546	216,546
Paul Meyer, CFO	2010	1,250	4,063	5,313
	2009	0	0	0

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

The "Option Award" expense for Mr. Becker and Mr. Meyer refer to CommerceTel Corporation options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the board on the same date. "Option Award" expense for Mr. Becker also includes $46,546 in 2009 and $52,708 in 2010, respectively for options granted in our former parent, CommerceTel Canada. These options became fully vested in November 2010 pursuant to the Share Exchange transaction.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2010, including the value of the options awards.

Outstanding Equity Awards at December 31, 2010*

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Dennis Becker CEO	625,000	625,000	.32	12/24/2015	625,000	88,938
Paul Meyer CFO	93,750	93,750	.32	12/24/2015	93,750	15,713

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

The amounts reported in Option Awards column of the table above reflect the aggregate compensation costs for financial statement reporting purposes for fiscal 2009 and 2010 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R)).  These amounts do not reflect amounts paid to or realized by the executive officers for fiscal 2009 or 2010. Actual amounts earned for fiscal 2009 and 2010 are included in the Summary Compensation Table above.  For information on the method and assumptions used to calculate the compensation costs, see Note 5 to our audited consolidated financial statements contained herein. The "Option Award" expense for Mr. Becker and Mr. Meyer refer to CommerceTel Corporation options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the Board on the same date. "Option Award" expense for Mr. Becker also includes $46,546 in 2009 and $52,708 in 2010, respectively for options granted in our former parent, CommerceTel Canada. These options became fully vested in November 2010 pursuant to the Share Exchange transaction.

Employment Agreement

On January 11, 2011, we entered into an employment agreement with Dennis Becker.  Under the terms of the agreement, Mr. Becker will serve as our President and Chief Executive Officer for an initial term of three years from December 24, 2010 (the “Effective Date”).  Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one year periods.  Under the agreement, Mr. Becker is paid a base annual salary of $120,000.  The base salary is subject to an annual increase at the sole discretion our board of directors.  In addition to regular annual increases, the base salary will be increased by $30,000 (up to a cumulative maximum of $60,000) for each acquisition of the stock or all or substantially all of the assets of a third party entity, or the formation of joint ventures resulting in operating cash flows minus capital expenditures and dividends of no less than $25,000 during a three month period ending six months after the completion of each such acquisition or formation of such joint venture.  In addition, his salary will be increased to $225,000 in the event we complete a financing transaction of no less than $3,000,000 and we complete one acquisition.  The board may further award him, at its sole discretion, an annual bonus of up to 50% of his base salary and grant him stock options.

If the agreement is terminated by us without cause (as defined in the agreement) or the we notify Mr. Becker that we will not renew the agreement, we will be required to pay him a severance payment equal to six months of his base salary payable in regular intervals following such termination or expiration of the agreement.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

We do not have a formal plan for compensation to non-employee directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 3, 2011, certain information regarding the beneficial ownership of our common stock.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our nominees for director and executive officer; and (iii) all of our executive officers and nominees for director as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless otherwise indicated, the address of each shareholder is c/o the Company, 8929 Aero Drive, Suite E, San Diego, CA 92123.

Name of Beneficial Owner	Number of Shares	Percentage(1)
CommerceTel Canada Corporation 1 First Canadian Place 100 King Street West Toronto, ON M5X 1B2	7,267,972	41.1%
Dennis Becker (2)	7,360,335	41.6%
David Souaid	75,000	*
Fraser Clarke (3)	7,342,972	41.5%
Doug Schneider	75,000	*
John Harris	100,000	*
John Liviakis	1,700,000	9.6%

Executive Officers and Directors as a Group (five persons)	7,685,335	43.4%

* Denotes less than 1%

(1)
Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 30, 2011.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2009, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2010 and December 31, 2009, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

2010 Transactions

During the year ended December 31, 2009, a shareholder in CTel Canada (“the Lender”) advanced us $173,615 against future collections of identified accounts receivable.  The advances were discounted a total of $20,150 (included in interest expense for the year ended December 31, 2009) and are otherwise noninterest bearing.  All advances were due in full at or prior to the collection of the related accounts receivable which last occurred on September 24, 2009.  Both parties agreed in October 2010 that the outstanding amount of $84,158 would be settled with shares of CommerceTel, Inc., which were subsequently exchanged for shares of CommerceTel Corporation as part of the Merger.

During the year ended December 31, 2010 a consulting agreement was entered into with an existing shareholder of CTel Canada, our former parent, totaling payments of $80,000 and concluded on September, 2010.  Both parties agreed in October 2010 that the amount would be settled with shares of CommerceTel, Inc., which were subsequently exchanged for shares of CommerceTel Corporation as part of the Merger.

During the year ended December 31, 2010, we entered into a consulting agreement with an existing shareholder of CTel Canada, our former parent, totaling payments of $15,000 and which concluded on September 30, 2010.  The consulting agreement was paid in full.

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 175,000 options were vested as of December 24, 2010.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnity agreements with certain directors, officers and other key employees of ours under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

Review, Approval or Ratification of Transactions with Related Persons

The board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the board has followed the following standards: (i) all related party transactions must be fair and reasonable to us and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the years ended December 31, 2010 and 2009 by Mayer Hoffman McCann P.C., or Mayer Hoffman, and Seale and Beers, CPAs, respectively, our principal auditors for such periods. All fees described below were approved by the board of directors.

	December 31, 2010			December 31, 2009
	Mayer Hoffman	Seale & Beers	Anton & Chia	Anton & Chia
Audit Fees	$31,500	$4,040	$15,600	$19,916
Audit-Related Fees	-	-	5,136	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total Fees	$31,500	$4,040	$20,736	$19,916

Board of Directors’ Pre-Approval Policies and Procedures

The board of directors has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, Mayer Hoffman. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the board’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service.

The board of directors has determined that the rendering of the services other than audit services by Mayer Hoffman is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements of CommerceTel Corporation and Report of Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated November 2, 2010*
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of 10% Senior Secured Promissory Bridge Note (2)
4.2	Secured Subordinated Promissory Note, effective as of April 1, 2011*
4.3	Form of Warrant*
10.1	Form of Security Agreement (2)
10.2	Form of Subsidiary Guaranty (2)
10.3	Employment Agreement dated December 24, 2010 with Dennis Becker (3)
10.4	Consulting Agreement with Paul Meyer (4)
10.5	Asset Purchase Agreement dated March 3, 2011 by and among the Company, CommerceTel, Inc., Adsparq and selling shareholders*
10.6	Acquisition Agreement, effective as of April 1, 2011 by and among the Company, CommerceTel, Inc., Mobile Visions, Inc., Mobivity LLC and their controlling shareholders*
10.7	Form of Subscription Agreement*
16.1	Letter from Former Accountants dated January 14, 2011 (5)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Paul Meyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Paul Meyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2010
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 27, 2010
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 14, 2011	COMMERCETEL CORPORATION

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

	Signature	Title	Date

/s/	Dennis Becker	Chief Executive Officer and Director	April 14, 2011

/s/	Paul Meyer	Chief Financial Officer	April 14, 2011

/s/	Fraser Clarke	Director	April 14, 2011

/s/	David Souaid	Director	April 14, 2011

/s/	Doug Schneider	Director	April 14, 2011

/s/	John Harris	Director	April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CommerceTel Corporation

We have audited the accompanying consolidated balance sheet of CommerceTel Corporation as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CommerceTel Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CommerceTel, Inc.:

We have audited the accompanying balance sheet of CommerceTel, Inc. (the "Company"), as of December 31, 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CommerceTel, Inc., as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 2 to the financial statements, the Company has incurred net losses since inception and has an accumulated deficit of $6,944,670 at December 31, 2009.  These and other factors discussed therein raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 2.  The Company’s ability to achieve its plans with regard to those matters, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
November 2, 2010

CommerceTel Corporation
Consolidated Balance Sheets

	December 31,
	2010	2009
Current Assets
Cash	$373,439	$11,003
Accounts Receivable	49,215	49,241
Other Current Assets	68,030	6,664
Total Current Assets	490,684	66,908

Equipment, Net	1,609	7,957
Other Assets	46,317	46,317
TOTAL ASSETS	$538,610	$121,182

Current Liabilities
Accounts Payable	$151,943	$989,370
Accrued Interest	37,901	140,205
Accrued and Deferred Personnel Compensation	119,641	196,819
Deferred Revenue and Customer Deposits	233,318	127,704
Notes Payable	803,156	571,984
Derivative Liability	334,478	-
Other Current Liabilities	69,142	3,262
Total Current Liabilities	1,749,579	2,029,344

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000
shares authorized; 17,700,000 and 7,267,972 shares
issued and outstanding as of December 31, 2010 and
December 31, 2009, respectively	17,700	7,268
Additional Paid-in Capital	6,945,584	5,029,240
Accumulated Deficit	(8,174,253)	(6,944,670)
Total Stockholders' Deficit	(1,210,969)	(1,908,162)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$538,610	$121,182

See accompanying notes to consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Operations

	Years ended December 31,
	2010	2009
Revenues

Revenues	$919,216	$853,735
Cost of revenues	417,870	547,496

Gross Margin	501,346	306,239

Operating Expenses
Sales & marketing	225,783	114,263
Engineering, research, & development	405,819	616,912
General & administrative	1,163,479	890,294
Total Operating Expenses	1,795,081	1,621,469

Loss From Operations	(1,293,735)	(1,315,230)

Other Income/(Expense)
Interest expense	(120,388)	(87,397)
Change in fair market value of derivative liability	(14,861)	-
Gain on debt extinguishment	199,401	-

Total Other Income/(Expense)	64,152	(87,397)

Net Loss	$(1,229,583)	$(1,402,627)

Net Loss Per Common Share - Basic and Diluted	$(0.14)	$(0.19)

Weighted average number of common shares
during the period - basic and diluted	8,950,585	7,267,972

See accompanying notes to consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Stockholders' Deficit

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
	Shares	Amount

Balance, January 1, 2009	7,267,972	$7,268	$4,665,188	$(5,542,043)	$(869,587)

Capital Contributions by Former Parent	-	-	245,783	-	245,783

Stock-Based Compensation	-	-	118,269	-	118,269

Net Loss	-	-	-	(1,402,627)	(1,402,627)

Balance, December 31, 2009	7,267,972	7,268	5,029,240	(6,944,670)	(1,908,162)

Capital Contributions by Former Parent	-	-	249,897	-	249,897

Notes and Payables Converted into Common Stock	2,732,028	2,732	1,500,866	-	1,503,598

Recapitalization of CommerceTel, Inc.	7,700,000	7,700	8,796	-	16,496

Stock-Based Compensation	-	-	156,785	-	156,785

Net Loss	-	-	-	(1,229,583)	(1,229,583)

Balance, December 31, 2010	17,700,000	$17,700	$6,945,584	$(8,174,253)	$(1,210,969)

See accompanying notes to consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Cash Flows
	Years ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,229,583)	$(1,402,627)
Adjustments to reconcile net loss to net cash used for operating activities
Bad debt expense	6,276	29,209
Gain on debt extinguishment	(199,401)	-
Stock-based compensation	156,785	118,269
Depreciation expense	6,348	22,156
Change in fair market value of derivative liability	14,861	-
Amortization of deferred financing costs	6,667	-
Non-cash interest expense	50,789	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(6,250)	(8,323)
Other current assets	(28,033)	9,005
Accounts payable	255,443	651,444
Accrued interest	68,288	67,247
Accrued and deferred personnel compensation	147,359	118,095
Deferred revenue and customer deposits	(94,386)	91,826
Other current liabilities	65,880	839
Net cash used for operating activities	(778,957)	(302,860)

FINANCING ACTIVITIES
Proceeds from capital contributions from former parent	249,897	245,783
Proceeds from issuance of notes payable	1,043,615	-
Payments on notes payable	(128,615)	-
Cash received in recapitalization of CommerceTel, Inc.	16,496	-
Deferred financing costs	(40,000)	-
Net cash provided by financing activities	1,141,393	245,783

Net change in cash	362,436	(57,077)
Cash at beginning of period	11,003	68,080
Cash at end of period	$373,439	$11,003

Supplemental disclosures:
Cash paid during period for :
Interest	$1,436	$20,150
Income Taxes	$-	$-

Non cash investing and financing activities:
Conversion of accounts payable into common stock	$893,469	$-
Conversion of notes payable and interest into common stock	$385,592	$-
Conversion of accrued compensation into common stock	$224,537	$-
Conversion of notes payable and interest into deferred revenue	$200,000	$-
Derivative liability	$319,617	$-

See accompanying notes to consolidated financial statements.

CommerceTel Corporation
Notes to Consolidated Financial Statements

1. Reverse Merger Transaction and Accounting

Reverse Merger Transaction

On November 2, 2010, CommerceTel Corporation (the “Company”) acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”.  Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company.  The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 10,000,000 shares of the Company’s common stock.  The accompanying consolidated financial statements common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

CommerceTel, Inc. was originally incorporated in Nevada in 2005.  The Company was originally incorporated as Ares Ventures Corporation in Nevada in 2008, and was renamed CommerceTel Corporation in 2010.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of CommerceTel, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest, (ii) former executive management team of CommerceTel, Inc. remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of CommerceTel, Inc.  Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or GAAP.  As a result, these financial statements reflect the: (i) historical results of CommerceTel, Inc. prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost, which approximates their fair value at the Merger date. In connection with the Merger, the Company received net assets of $16,496.

On December 7, 2010, the Board of Directors of the Company resolved to change the Company’s fiscal year end from September 30 to December 31, effective immediately, to coincide with the fiscal year end of its wholly owned subsidiary CommerceTel, Inc.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a provider of mobile marketing technology that enables major brands and enterprises to engage consumers via their mobile phones and other smart devices.  Interactive electronic communications with consumers is a complex process involving communication networks and software.  The Company removes this complexity through its suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general.

Principles of Accounting and Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $8.2 million as of December 31, 2010.  These factors among others create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, we will not have sufficient cash to continue to fund the operations of the Company through December 31, 2011.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we received additional equity investments pursuant to a private placement totaling $445,000 as of April 12, 2011.  Longer term, we anticipate that we will continue to raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant estimates used are those related to stock-based compensation, the valuation of the derivative liabilities, and the valuation allowance of deferred tax assets.  Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.  Additionally, we have reclassified in the 2009 financial statements, approximately $86,000 of gain as a result of a court ruling originally included in revenue and bad debt that we determined should have been recorded in general and administrative expense.  The Company has determined that the effect of the reclassification on the 2009 financial statements is immaterial. The reclassifications had no effect on previously reported net loss or cash flows.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, other assets, accounts payable, accrued expenses, notes payable, derivative liability and other current liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2010 and 2009, the carrying amounts of the Company’s financial instruments are generally considered to be representative of their respective fair values because of the short-term nature of those instruments or because they have been adjusted to fair value on the reporting date.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company grants unsecured credit to substantially all of its customers.  Ongoing credit evaluations are performed and potential credit losses are charged to operations at the time the account receivable is estimated to be uncollectible.  Since the Company cannot necessarily predict future changes in the financial stability of our customers, the Company cannot guarantee that its reserves will continue to be adequate.

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  The Company had no allowance for doubtful accounts at December 31, 2010 and 2009.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the years ended December 31, 2010 and 2009 was $6,348 and $22,156, respectively.  Accumulated depreciation for the Company’s equipment at December 31, 2010 and 2009 is $115,099 and $108,751, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that is required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Cash received in advance of the performance of services is recorded as deferred revenue.  At December 31, 2010 and 2009, deferred revenues totaled $215,430 and $111,168, respectively.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2010 and 2009 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).  In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model.

The Company accounts for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2010 and 2009, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 1,808,750 outstanding options. In addition, see potential issuances associated with warrants and convertible debt in Notes 3 and 4.

Litigation

From time to time, the Company may become involved in disputes, litigation and other legal actions.  The Company estimates the range of liability related to any pending litigation where the amount and range of loss can be estimated.  The Company records its best estimate of a loss when the loss is considered probable.  Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change.  Changes in such standards may have an impact on the Company’s future financial statements.  The following are a summary of recent accounting developments.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

3. Derivative Liabilities

As discussed in Note 4, the Company issued convertible notes payable on November 2, 2010, that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of December 31, 2010, the number of warrants to be issued remains indeterminate.

Pursuant to ASC 815-15 Embedded Derivatives, the fair value of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

The fair value of the variable conversion option and warrants / shares to be issued was estimated at the issuance date and revalued at December 31, 2010, using a Monte Carlo simulation.  At December 31, 2010, the Company has recorded derivative liabilities of $334,478.  The change in fair value of the derivative liabilities for the year ended December 31, 2010 of $14,861 was reported as other expense in the consolidated statements of operations.

4. Bridge Financing, Notes Payable and Accrued Interest

Bridge Financing

On November 2, 2010, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 3, 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.

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

The Company’s obligations under the Notes are secured by all of the assets of the Company, including all shares of CommerceTel, Inc., its wholly owned subsidiary.

WFG Investments, Inc., a registered broker dealer, was paid a placement agent fee in the amount of $40,000 which was capitalized as deferred financing costs, and is being amortized over the term of the Notes using the effective interest method.  The Company recorded $6,667 of expense for the amortization of the deferred financing costs during the year ended December 31, 2010.

The following table summarizes information relative to all of the outstanding Notes at December 31, 2010:

December 31, 2010
Bridge notes payable	$1,000,000
Less unamortized discounts:
Variable maturity discount	(1,569)
Warrant / shares discount	(267,259)
Bridge notes payable, net of discounts	$731,172

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $1,865 for the variable conversion feature and a discount of $317,752 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $50,789 of interest expense for the amortization of the note discounts during the year ended December 31, 2010.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants / shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet.  See Note 3.

The Company calculated the fair value of the compound embedded derivatives associated with the convertible notes payable utilizing a complex, customized Monte Carlo simulation model suitable to value path dependant American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Other Notes

In September 2010, the Company issued a convertible note payable with a 10% simple interest rate for $43,615 to a consultant.  The Company repaid $28,615 of the note principal in October 2010, and converted the remaining $15,000 of note principal into 27,255 common shares.

The following table summarizes the Company’s notes payable as of December 31, 2010 and 2009:

	Notes Payable		Accrued Interest
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Bridge Notes, net, as discussed above.	$731,172	$-	$15,792	$-
Note payable due to a corporation, secured by the assets of our Company, interest accrues at the rate of 12% per annum (as amended), all amounts due and payable June 18, 2008. During 2010, the Company converted $370,592 into 673,362 shares of common stock and $200,000 of deferred revenue.	-	500,000	-	125,715
Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008 (See Note 10).	20,000	20,000	8,223	5,803
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is currently negotiating the payment terms of this note.	51,984	51,984	13,886	8,687
	$803,156	$571,984	$37,901	$140,205

Interest expense in connection with all notes payable outstanding totaled $69,723 and $87,397 for the years ended December 31, 2010 and 2009, respectively, and is recorded as interest expense in the accompanying consolidated statements of operations.

5. Stockholders’ Deficit

Common Stock

In 2010, the Company issued 2,732,028 shares in satisfaction of: (i) accounts payable totaling $893,469; (ii) notes payable and accrued interest totaling $385,592; and (iii) accrued compensation totaling $224,537.  As of December 31, 2010, the Company has 17,700,000 common shares outstanding, of which 6,000,000 shares are free trading and 11,700,000 shares are restricted pursuant Rule 144 promulgated under the Securities Act of 1933.  This restriction is expected to be lifted in November 2011 which will result in a significant number of additional shares becoming freely tradable.

Stock-based Compensation

CTel Canada Plan

Certain employees, directors and consultants of the Company (the “Optionees”) have received stock options exercisable for the common stock of (and issued by) our former parent company, CTel Canada. Results of operations for the years ended December 31, 2010 and 2009 include stock-based compensation costs totaling $114,775 ($9,137 in sales and marketing expense, $74,050 in engineering, research, and development expense, and $31,588 in general and administrative expense) and $118,269 ($8,341 in sales and marketing expense, $43,267 in engineering, research, and development expense, and $66,661 in general and administrative expense), respectively, related to stock option grants made to the Optionees.

Effective with the Merger, all of the unvested options became fully vested, resulting in additional stock-based compensation in 2010 of $25,534, which is included in the amount above.

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula.  The weighted-average estimated fair value of options granted during the years ended December 31, 2010 and 2009 was $0.02 and $0.02 per share, respectively.  The following weighted average assumptions were utilized for the calculations for the years ended December 31, 2010 and 2009:

	2010	2009
Expected life (in years)	2.77 years	3.23 years
Weighted average volatility	111%	153%
Forfeiture rate	24.6%	24.6%
Risk-free interest rate	0.78%	1.68%
Expected dividend rate	0%	0%

The weighted average expected option and warrant term for employee stock options granted reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all options.  The Company utilized this approach as its historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term.  Expected volatilities are based on the historical volatility of the stock of a public company that provides comparable services within the Company’s targeted industry.  The Company estimated the forfeiture rate based on its expectation for future forfeitures and its estimates mirror the forfeiture rate experienced to date.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at or near the time of grant.  The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

As of December 31, 2010, all options are fully vested and all related compensation expense has been recorded.

2010 Incentive Stock Option Plan

On December 24, 2010, the Company adopted the 2010 Incentive Stock Option Plan (“the 2010 Plan”), subject to shareholder approval within one year.  If shareholder approval is not obtained within one year, incentive stock options granted under the 2010 Plan convert to non-qualified stock options.  The 2010 Plan permits the Company to grant up to 3,124,000 shares of common stock and options to purchase shares of common stock.  The 2010 Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2010 Plan thereby providing participants with a proprietary interest in the growth and performance of the Company.

The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that equals the fair market value of the Company's stock at the date of grant.  These option awards generally vest based on four years of continuous service and have five-year contractual terms.

A summary of option activity under the 2010 Plan as of December 31, 2010, and changes during the year then ended is presented below:
	Shares	Weighted-average exercise price	Weighted-Average Remaining Contractual Term (Years)
Outstanding January 1, 2010	-	$-
Granted	1,808,750	0.32	4.98
Exercised	-	-
Forfeited	-	-
Outstanding December 31, 2010	1,808,750	$0.32	4.98

Exercisable options at December 31, 2010	175,000	$0.32	4.98

The aggregate intrinsic value of both stock options outstanding and stock options exercisable at December 31, 2010 was zero.

As of December 31, 2010, total compensation cost related to non-vested employee stock options and non-vested non-employee stock options not yet recognized was $143,661 and $91,814, respectively, which is expected to be recognized over the next two years on a weighted-average basis.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees based upon estimated fair values.  The Company recorded $792 and $41,218, respectively, of compensation expense in 2010 related to employee option grants and non-employee option grants made in December 2010. The stock-based compensation expense is recorded in general and administrative expense in the consolidated statements of operations.

Valuation Assumptions:
The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options and non-employee stock options granted during the year ended December 31, 2010 was $0.1423 per share and $0.1676 per share, respectively.  The fair value of each employee option and non-employee option is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense using the straight-line method over the requisite service period.  The Company periodically revalues non-employee stock options as they vest.  The ranges of assumptions used during 2010 are as follows:

	December 31, 2010
	Employee Options	Non-Employee Options
Expected volatility	60%	60%
Risk-free interest rate	1.10% to 1.47%	2.09%
Forfeiture rate	0%	0%
Expected dividend rate	0%	0%
Expected life (yrs)	3.58	5.00

The expected volatility is based on the weighted average of the historical volatility of publicly traded surrogates in the Company’s peer group.

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of the stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

6. Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Further, ASC 740 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position.

The Company’s federal filings prior to December 31, 2007 and the Company’s California filings prior to December 31, 2006 are no longer subject to examination.  However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

For the years ended December 31, 2010 and 2009 the provisions for income taxes were as follows:

	2010	2009
Federal - current	$-	$-
State - current	2,000	-
Total	$2,000	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets
Net operating loss carryforwards	$2,859,000	$2,506,000
Deferred revenue	48,000	-
Stock-based compensation	62,000	87,000
Accrued compensation	47,000	79,000
Derivative liability	30,000	-
Depreciation	3,000	7,000
Other	28,000	-
Total deferred tax assets	3,077,000	2,679,000
Valuation allowance for net deferred tax assets	(3,077,000)	(2,679,000)
Total deferred tax assets	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2010 and 2009 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2010 was an increase of approximately $398,000.  The net change in the total valuation allowance for the year ended December 31, 2009 was an increase of approximately $946,000.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2010, the Company has available net operating loss carryforwards of approximately $7,200,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $7,200,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Net operating loss carryforwards	$(418,000)	$(477,000)
State taxes, net of federal credit	(57,000)	(88,000)
Cancellation of shares in Merger	74,000	-
Other	5,000	(381,000)
Change in valuation allowance	398,000	946,000
Total	$2,000	$-

The Company has determined that during 2010 it experienced a “change of ownership” as defined by Section 382 of the Internal Revenue Code.  As such, utilization of net operating loss carryforwards and credits generated before the 2010 change in ownership will be limited to approximately $207,000 per year until such carryforwards are fully utilized.  The pre change net operating loss carryforward was approximately $7,000,000.

7. Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its derivative liability.

At December 31 2010, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 4) at its fair market value of $334,478 utilizing unobservable inputs.  The change in fair market value of these liabilities is included in Other Income (Expense) in the consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liability involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of December 31, 2010:

	Variable conversion liability	Warrant / shares liability	Total
Beginning balance January 1, 2010	$-	$-	$-
Issuances	1,865	317,752	319,617
Change in fair market value of variable conversion feature and warrant / shares liabilities	(657)	15,518	14,861
Ending balance December 31, 2010	$1,208	$333,270	$334,478

8. Gain on Extinguishment of Debt

During the year ended December 31, 2010, the Company negotiated settlement agreements with regards to previously recorded liabilities of $270,565.  The Company paid $71,164 to settle these liabilities, and recorded a gain on extinguishment of debt of $199,401 in the consolidated statements of operations.

9. Concentrations

During the year ended December 31, 2010, two customers accounted for 36% and 13%, respectively, of our revenues.  During the year ended December 31, 2009, two customers accounted for 20% and 13%, respectively, of our revenues.  At December 31, 2010, the accounts receivable balances for these two customers were $3,876 and $7,707, respectively.  At December 31, 2009, the accounts receivable balances for these two customers were $0 and $2,097, respectively.  The loss of any of these customers could have a material adverse impact on the Company’s business.

10. Commitments and Contingencies

Litigation

In August 2008, the Company and certain employees, shareholders and directors (the “Plaintiffs”) initiated litigation against its former Chief Executive Officer (the “Defendant”) alleging criminal conduct against the financial interests and reputation of the Company.  The Defendant countersued the Company.  In December 2009, a judgment was entered in the Plaintiffs’ favor awarding damages and enjoining the Defendant from certain behavior prejudicial to the Company.  The Company has not recognized any gains from the damages that may be paid to the Company in the future due to the uncertainty of their ultimate realization.  Additionally, in a separate court action the Company has been enjoined against the payment of any amounts owed to the Defendant, including amounts due under a note payable noted above.

During 2009, two former employees of the Company brought complaints before the Labor Commissioner of the State of California, seeking payment of unpaid back wages, accrued time off and bonuses.  The Company entered into a settlement agreement with one of the employees and had a judgment entered in favor of the other that required the payment to them of a total of $57,841, in full satisfaction of all liabilities.  This amount was renegotiated with both parties and settled in October 2010 for $39,686, and no ongoing liability for this matter exists.

Operating Lease

The Company has a lease agreement for its office facilities through June 2012.  Monthly rents were $5,376 at December 31, 2010 and increase over time to $5,815 in January 2012.  Deferred rent at December 31, 2010 and 2009 was $69,142 and $3,262, respectively.  Rent expense (including related common area maintenance charges) was $72,986 and $71,765 for the years ended December 31, 2010 and 2009, respectively.  On October 11, 2010, the Company executed a lease amendment to increase deferred rent by $65,100, the amount delinquent in its payment of rent under its lease in back rent, common area maintenance charges, and late charges.  This amount will be paid in 12 equal installments of $5,425 beginning June, 2011, through May, 2012.  Future lease amounts due under the lease agreement (as stated on December 31, 2010 and not including common area maintenance charges) total; $105,000 - 2011; and $62,000 - 2012.

Other

At December 31, 2010, the Company was delinquent with respect to the payment of wages earned by current employees due to an insufficient balance of cash on hand at the time the payrolls were due to be paid to the employees.  Ahead of the Merger, employees agreed to convert the majority of the delinquent payments to equity in CommerceTel, Inc.  The employees have agreed to continue their employment in the expectation of eventual payment of the remaining amounts due.  It is the Company’s full intention to satisfy or reach a settlement with all past due balances outstanding, which total approximately $45,000 at December 31, 2010.

11. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The Company may make contributions at the discretion of its Board of Directors.  During the years ended December 31, 2010 and 2009, the Company made no contributions to the Plan.

12. Related Party Transactions

During the year ended December 31, 2009, a shareholder in CTel Canada (“the Lender”) advanced the Company $173,615 against future collections of identified accounts receivable.  The advances were discounted a total of $20,150 (included in interest expense for the year ended December 31, 2009) and are otherwise non-interest bearing.  All advances were due in full at or prior to the collection of the related accounts receivable which last occurred on September 24, 2009.  The Company and stockholder agreed in October 2010 that the outstanding amount of $84,158 would be settled with 210,394 shares of CommerceTel, Inc., which were subsequently exchanged for 152,914 shares of CommerceTel Corporation as part of the Merger.

During the year ended December 31, 2010 a consulting agreement was entered into with an existing shareholder of CTel Canada, the former parent of CommerceTel, Inc., totaling payments of $80,000 and concluded in September 2010.  The Company and stockholder agreed in October 2010 that the amount would be settled with 200,000 shares of CommerceTel, Inc., which were subsequently exchanged for 145,359 shares of CommerceTel Corporation as part of the Merger.

During the year ended December 31, 2010 a consulting agreement was entered into with an existing shareholder of CTel Canada, the former parent of CommerceTel, Inc., totaling payments of $15,000 and concluded on September 30, 2010.  The consulting agreement was paid in full.

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 175,000 options were vested as of December 24, 2010.

13. Subsequent Events

Employment Agreement

On January 11, 2011, the Company entered into an employment agreement with Dennis Becker.  Under the terms of the agreement, Mr. Becker will serve as the Company’s President and Chief Executive Officer for an initial term of three years from December 24, 2010 (the “Effective Date”).  Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one year periods.  Under the agreement, Mr. Becker is paid a base annual salary of $120,000.  The base salary is subject to an annual increase at the sole discretion of the Company’s Board of Directors.  In addition to regular annual increases, the base salary will be increased by $30,000 (up to a cumulative maximum of $60,000) for each acquisition of the stock of all or substantially all of the assets of a third party entity, or the formation of joint ventures resulting in operating cash flows minus capital expenditures and dividends of no less than $25,000 during a three month period ending six months after the completion of each such acquisition or formation of such joint venture.  In addition, his salary will be increased to $225,000 in the event the Company completes a financing transaction of no less than $3,000,000 and completes one acquisition.  The Board may further award him, at its sole discretion, an annual bonus of up to 50% of his base salary and grant him stock options.

If the agreement is terminated by the Company without cause (as defined in the agreement) or the Company notifies Mr. Becker that it will not renew the agreement, the Company will be required to pay him a severance payment equal to six months of his base salary payable in regular intervals following such termination or expiration of the agreement.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in the Company’s industry.

Txtstation Acquisition

On April 1, 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of our common stock and $300,000 in cash.  Of the cash portion, $50,000 was paid at closing, with an additional $25,000 payable on the 60th day following closing.  The balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities in the transaction.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq will be held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, we also issued 300,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  For one year following the closing of the transaction,  the shareholder has agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).

Letter of Intent

On March 18, 2011, the Company entered into a binding letter of intent with a global health company for the license of one of the Company’s mobile communications software technology platforms for the sole purpose of developing, delivering and sublicensing mobile health and medicine applications.  The letter of intent expires July 1, 2011 and may be terminated without obligation or liability by mutual agreement of the parties.

The letter of intent provides for the execution of a master services agreement between the parties, and an upfront nonrefundable prepayment to the Company of $50,000 for a one year license to the Company’s C4 platform.  This payment was received March 28, 2011.  On or before June 30, 2011, the Company may receive an exclusivity payment of $450,000 and 1.07 million shares (10%) of the global health company in consideration for the Company not granting any other person or entity a license to its software technology platform for the delivery of mobile health and medicine applications, subject to undefined milestones and minimum payments.  If this exclusivity payment is made prior to June 30, 2011, the parties agree to set license fees payable to mutually agreeable levels, and the global health company agrees to invest a minimum of $1,000,000 over an 18 month period for the development of mobile health and medicine applications.

March / April 2011 Private Placement

We commenced a private placement in late March 2011, and believe the process will continue until late April 2011. As of April 12, 2011, we have raised gross proceeds of $445,000. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Mobivity Acquisition

On April 8, 2011, the Company entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  The Company concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,054.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.