Form 10-Q
period 2011-03-31
COMMERCETEL CORP
filed 2011-05-19
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2011

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
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 13, 2011, the registrant had 21,279,286 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION

-i-

Part I Financial Information

Item 1.	Financial Statements.

CommerceTel Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
Current Assets
Cash	$205,191	$373,439
Accounts Receivable	50,227	49,215
Other Current Assets	91,708	68,030
Total Current Assets	347,126	490,684

Equipment, Net	2,737	1,609
Intangible Assets, Net	77,105	-
Other Assets	46,317	46,317
TOTAL ASSETS	$473,285	$538,610

Current Liabilities
Accounts Payable	$233,307	$151,943
Accrued Interest	64,499	37,901
Accrued and Deferred Personnel Compensation	113,285	119,641
Deferred Revenue and Customer Deposits	286,677	233,318
Notes Payable, Net	889,283	803,156
Derivative Liabilities	289,504	334,478
Other Current Liabilities	68,692	69,142
Total Current Liabilities	1,945,247	1,749,579

Non-Current Liabilities
Common Stock Liability	128,030	-
Derivative Liabilities	81,794	-
Total Non-Current Liabilities	209,824	-
Total Liabilities	2,155,071	1,749,579

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000 shares authorized; 17,854,286 and 17,700,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	17,854	17,700
Additional Paid-in Capital	7,202,830	6,945,584
Accumulated Deficit	(8,902,470)	(8,174,253)
Total Stockholders' Deficit	(1,681,786)	(1,210,969)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$473,285	$538,610

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues

Revenues	$140,638	223,724
Cost of revenues	79,837	124,054
Gross Margin	60,801	99,670

Operating Expenses
Sales & marketing expense	57,851	32,281
Engineering, research, & development expense	128,571	91,522
General & administrative	545,039	201,858
Total Operating Expenses	731,461	325,661

Loss From Operations	(670,660)	(225,991)

Other Income/(Expense)
Interest income	158	-
Interest expense	(105,408)	(16,653)
Change in fair market value of derivative liabilities	47,693	-
Gain on debt extinguishment	-	114,551
Total Other Income/(Expense)	(57,557)	97,898

Net Loss	$(728,217)	$(128,093)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.02)

Weighted average number of shares during the period - basic and diluted	17,711,048	7,267,972

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(728,217)	$(128,093)
Adjustments to reconcile net loss to net cash used for operating activities
Gain on debt extinguishment	-	(114,551)
Stock-based compensation	239,403	31,291
Depreciation and amortization expense	2,037	1,670
Change in fair market value of derivative liabilities	(47,693)	-
Amortization of deferred financing costs	10,000	-
Amortization of note discounts	78,810	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,012)	(14,708)
Other assets	(33,678)	(6,196)
Accounts payable	81,364	56,415
Accrued interest	26,598	16,653
Accrued and deferred personnel compensation	(6,356)	36,351
Deferred revenue and customer deposits	53,359	(12,308)
Other liabilities	(450)	195
Net cash used for operating activities	(325,835)	(133,281)

INVESTING ACTIVITIES
Purchases of equipment	(2,412)	-
Acquisition of intangible assets	(60,001)	-
Acquisition of other assets	-	(1,605)
Net cash used for investing activities	(62,413)	(1,605)

FINANCING ACTIVITIES
Proceeds from capital contributions by former parent	-	124,897
Proceeds from issuance of notes payable	10,000	-
Proceeds from issuance of common stock and warrants	210,000	-
Net cash provided by financing activities	220,000	124,897

Net change in cash	(168,248)	(9,989)
Cash at beginning of period	373,439	11,003
Cash at end of period	$205,191	$1,014

Supplemental disclosures:
Cash paid during period for :
Interest	$-	$-
Income Taxes	$-	$-

Non cash investing activities:
Common stock issued for intangible assets	$17,857	$-

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Notes to Condensed Consolidated Financial Statements

1.           Reverse Merger Transaction and Accounting

Reverse Merger Transaction

On November 2, 2010, CommerceTel Corporation (the “Company”) acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”.  Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company.  The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 10,000,000 shares of the Company’s common stock.  The accompanying condensed consolidated financial statements common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

CommerceTel, Inc. was originally incorporated in Nevada in 2005.  The Company was originally incorporated as Ares Ventures Corporation in Nevada in 2008, and was renamed CommerceTel Corporation in 2010.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of CommerceTel, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest, (ii) former executive management team of CommerceTel, Inc. remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of CommerceTel, Inc.  Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or GAAP.  As a result, these condensed financial statements reflect the: (i) historical results of CommerceTel, Inc. prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost. In connection with the Merger, the Company received net assets of $16,496.

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

Principles of Accounting and Consolidation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries  All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $8.9 million as of March 31, 2011.  These factors among others create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, we will not have sufficient cash to continue to fund the operations of the Company through December 31, 2011.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we received additional equity investments pursuant to a private placement totaling $445,000 as of May 13, 2011 ($210,000 as of March 31, 2011).  Longer term, we anticipate that we will continue to raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, other assets, accounts payable, accrued expenses, notes payable, derivative liabilities, common stock liability and other current liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2011 and December 31, 2010, the carrying amounts of the Company’s financial instruments are generally considered to be representative of their respective fair values because of the short-term nature of those instruments or because they have been adjusted to fair value on the reporting date.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  The Company had no allowance for doubtful accounts at March 31, 2011 and December 31, 2010.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally three years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,284 and $1,670, respectively.

Intangible Assets

From January 2011 to March 2011, the Company acquired U.S. Patent Number 6,788,769 from eMediacy, Inc. for cash and 14,286 shares of common stock, and incurred costs to prosecute other patent applications.  The Company capitalized $78,000 during this period, and is amortizing the costs on a straight-line basis over an estimated useful life of ten years.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from five to ten years. The Company evaluates long-lived assets, including intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).  In accordance with Accounting Standards Codification (“ASC”) 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2011 and 2010, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2011 and 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 2,383,750 outstanding options and 140,000 outstanding warrants. In addition, see potential issuances associated with warrants and convertible debt in Notes 3 and 4.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements, including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation – Stock Compensation.  ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability.  This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update are effective for fiscal years beginning on or after December 15, 2010, which is the Company’s 2011 fiscal year.  The amendments in this update are applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment is calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and is presented separately.  The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

3.           Derivative Liabilities

As discussed in Note 4, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of March 31, 2011, the number of warrants to be issued remains indeterminate.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

As discussed in Note 5, the Company issued a four-year warrant to purchase its common stock.  The warrant provides anti-dilutive, or down round, price protection while it is outstanding.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the fair value of the warrant was recorded as a derivative liability on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At March 31, 2011, the Company recorded derivative liabilities of $371,298.  The change in fair value of the derivative liabilities for the three months ended March 31, 2011 of $47,693 was reported as other income in the condensed consolidated statements of operations.

4.           Bridge Financing, Notes Payable and Accrued Interest

Bridge Financing

From November 2, 2010 through March 31, 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 3, 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.

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

WFG Investments, Inc., a registered broker dealer, was paid a placement agent fee in the amount of $40,000 which was capitalized as deferred financing costs, and is being amortized over the term of the Notes using the effective interest method.  The Company recorded $10,000 of expense for the amortization of the deferred financing costs during the three months ended March 31, 2011.

The following table summarizes information relative to all of the outstanding Notes at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Bridge notes payable	$1,010,000	$1,000,000
Less unamortized discounts:
Variable maturity discount	(1,120)	(1,569)
Warrant discount	(191,581)	(267,259)
Bridge notes payable, net of discounts	$817,299	$731,172

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $1,876 for the variable conversion feature and a discount of $320,424 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $78,810 of interest expense for the amortization of the note discounts during the three months ended March 31, 2011.

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

Other Notes

The following table summarizes the Company’s notes payable as of March 31, 2011 and December 31, 2010:

	Notes Payable		Accrued Interest
	3/31/2011	12/31/2010	3/31/2011	12/31/2010
Bridge Notes, net, as discussed above	$817,299	$731,172	$40,477	$15,792
Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008 (See Note 10).	20,000	20,000	8,854	8,223
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is currently negotiating the payment terms of this note.	51,984	51,984	15,168	13,886
	$889,283	$803,156	$64,499	$37,901

Interest expense, including amortization of note discounts, totaled $105,408 and $16,653 for the three months ended March 31, 2011 and 2010.

5.           Stockholders’ Deficit

Common Stock Liability and Common Stock

On March 25, 2011, the Company issued 140,000 shares of common stock at $1.50 per share for cash and issued a four-year warrant to purchase 140,000 shares of common stock at $2.00 per share to an accredited investor.  Both the common shares and the warrant contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  The Company recorded a derivative liability for the warrant as discussed in Note 3.  Pursuant to ASC 480 Distinguishing Liabilities from Equity, the Company determined that the down round price protection on the common stock represents a future obligation requiring liability classification in the condensed consolidated balance sheet.  The Company recorded the par value of the common stock in equity ($140), recorded the fair market value of the warrant as a derivative liability ($81,830), and recorded the remainder of the proceeds as a common stock liability ($128,030).

As of March 31, 2011, the Company has 17,854,286 common shares outstanding, of which 6,000,000 shares are free trading and 11,854,286 shares are restricted pursuant Rule 144 promulgated under the Securities Act of 1933.  This restriction is expected to be lifted for 11,700,000 shares in November 2011 which will result in a significant number of additional shares becoming freely tradable.

Stock-based Compensation

CTel Canada Plan

Certain employees, directors and consultants of the Company (the “Optionees”) received stock options exercisable for the common stock of (and issued by) our former parent company, CTel Canada.  Effective with the Merger, all of the unvested options became fully vested and the related stock-based compensation was recognized in 2010.   The Company recorded stock-based compensation of $31,291 in operating expenses for the three months ended March 31, 2010 related to stock option grants made to the Optionees.

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula, and the expense is recognized on a straight-line basis over the vesting period.  The Company granted one option during the three months ended March 31, 2010 and used the following valuation assumptions to determine the fair value of the option at the grant date: expected volatility of 152.96%; risk free interest rate of 0.94%; forfeiture rate of 0.0%; expected dividend rate of 0.0%; and expected term of three years.

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

A summary of option activity under the 2010 Plan as of March 31, 2011 and changes during the three months then ended is presented below:

	Shares	Weighted-average exercise price	Weighted-Average Remaining Contractual Term (Years)
Outstanding January 1, 2011	1,808,750	$0.32	4.98
Granted	575,000	1.45	7.63
Exercised	-	-	-
Forfeited	-	-	-
Outstanding March 31, 2011	2,383,750	$0.59	5.27

Exercisable options at March 31, 2011	198,436	$0.32	4.26

The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2011 was $1,868,000 and $185,000, respectively.

As of March 31, 2011, total compensation cost related to non-vested employee stock options and non-vested non-employee stock options not yet recognized was $1,040,000, which is expected to be recognized over the next 1.74 years on a weighted-average basis.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for employees and non-employees of $18,274 and $221,129, respectively, for the three months ended March 31, 2011.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options and non-employee stock options granted during the three months ended March 31, 2011 was $0.66 per share.  The Company periodically revalues non-employee stock options as they vest.  The ranges of assumptions used during the three months ended March 31, 2011 are as follows:

	March 31, 2011
	Employee Options	Non-Employee Options
Expected volatility	60%	60%
Risk-free interest rate	1.40% to 1.97%	2.24%
Forfeiture rate	0%	0%
Expected dividend rate	0%	0%
Expected life (yrs)	3.00 to 5.00	4.75 to 5.00

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

Warrants

As discussed in Note 4, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known at this time.

The Company issued a warrant in March 2011 for the purchase of 140,000 shares of common stock at $2.00 per share.  The warrant is exercisable for four years from the date of issuance, and contains anti-dilution, or down round, price protection as long as the warrant remains outstanding.

No other warrants are issued or outstanding as of March 31, 2011.

6.           Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, deferred revenue and stock-based compensation.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of March 31, 2011, the Company has available net operating loss carryforwards of approximately $7,200,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $7,200,000 and will start to expire in 2016.

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

At March 31, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 4), and the warrant issued in March 2011 (See Notes 3 and 5) at the aggregate fair market value of $371,298 utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the condensed consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of March 31, 2010:

	Variable conversion liability	Warrant / shares liability	Down round liability	Total
Beginning balance January 1, 2011	$1,208	$333,270	$-	$334,478
Issuances	11	2,672	81,830	84,513
Change in fair market value of derivative liabilities	(311)	(47,346)	(36)	(47,693)
Ending balance March 31, 2011	$908	$288,596	$81,794	$371,298

8.           Gain on Extinguishment of Debt

During the three months ended March 31, 2010, the Company negotiated settlement agreements with regards to previously recorded liabilities of $134,602.  The Company paid $20,051 to settle these liabilities, and recorded a gain on extinguishment of debt of $114,551 in the condensed consolidated statements of operations.

9.           Concentrations

During the three months ended March 31, 2011, two customers accounted for 37% and 17%, respectively, of our revenues.  During the three months ended March 31, 2010, one customer accounted for 44% of our revenues.  At March 31, 2011, the accounts receivable balances for these two customers were $13,118 and $10,621, respectively.  At March 31, 2010, the accounts receivable balances for the one customer was $13,519.  The loss of any of these customers could have a material adverse impact on the Company’s business.

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

mHealth Technology License

On March 18, 2011, the Company entered into a letter of intent with a global health company for the license of one of the Company’s mobile communications software technology platforms for the sole purpose of developing, delivering and sublicensing mobile health and medicine applications.  The letter of intent expires July 1, 2011 and may be terminated without obligation or liability by mutual agreement of the parties.

The letter of intent provides for the execution of a master services agreement between the parties, and an upfront nonrefundable prepayment to the Company of $50,000 for a one year license to the Company’s C4 platform.  On or before June 30, 2011, the Company may receive, at the sole discretion of the global health company, an exclusivity payment of $450,000 and 1.07 million shares of the global health company in consideration for the Company not granting any other person or entity a license to the Company’s software technology platform for the delivery of mobile health and medicine applications, subject to undefined milestones and minimum payments.  If this exclusivity payment is made prior to June 30, 2011, the parties agree to set license fees payable to mutually agreeable levels, and the global health company agrees to invest a minimum of $1,000,000 over an 18 month period for the development of mobile health and medicine applications.

Other

At March 31, 2011, the Company was delinquent with respect to the payment of wages earned by current employees due to an insufficient balance of cash on hand at the time the payrolls were due to be paid to the employees.  Ahead of the Merger, employees agreed to convert the majority of the delinquent payments to equity in CommerceTel, Inc.  The employees have agreed to continue their employment in the expectation of eventual payment of the remaining amounts due.  It is the Company’s full intention to satisfy or reach a settlement with all past due balances outstanding, which total approximately $58,000 at March 31, 2011.

11.           Related Party Transactions

Hidden River Ventures I, LLC (“Hidden River”) is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 175,000 options were vested as of December 24, 2010.  The Company paid $60,000 to Hidden River during the three months ended March 31, 2011.

12.           Subsequent Events

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

The Company completed the acquisition in furtherance of its strategy to acquire small, privately owned enterprises in the mobile marketing sector through an asset purchase structure. This acquisition was consistent with the Company's purchase price model in which equity will represent most of the purchase price plus a small cash component and, in some cases, the assumption of specific liabilities.

The valuation analysis for the acquired tangible and intangible assets, and the equity component of the purchase price, is not complete at this time. It is anticipated that this analysis will be completed before June 30, 2011 and the final purchase accounting will be reflected in the Company's consolidated financial statements contained in Form 10Q for the period ending June 30, 2011.  Adsparq’s revenue and net loss for its most recent fiscal year ended March 31, 2011 totaled $1,253,000 and $(145,000), respectively.  The Company does not have the required quarterly revenue and net income/loss information at this time and therefore will disclose such information in future filings.

2011 Private Placement

 The Company commenced a private placement in late March 2011, and believes the process will continue until late May 2011.  As of May 13, 2011, the Company has raised gross proceeds of $445,000 ($210,000 as of March 31, 2011). The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.  Both the shares and the warrants are price protected by the Company. The price protection obligates the Company to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Mobivity Acquisition

On April 8, 2011, the Company entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  The Company concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,054.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.  The Company made the first promissory note payment on schedule.

The Company completed the acquisition in furtherance of its strategy to acquire small, privately owned enterprises in the mobile marketing sector through an asset purchase structure. This acquisition was consistent with the Company's purchase price model in which equity will represent most of the purchase price plus a small cash component and, in some cases, the assumption of specific liabilities.

The valuation analysis for the acquired tangible and intangible assets, and the equity component of the purchase price, is not complete at this time. It is anticipated that this analysis will be completed before June 30, 2011 and the final purchase accounting will be reflected in the company's consolidated financial statements contained in Form 10Q for the period ending June 30, 2011.  Mobivity’s revenue for its most recent fiscal year ended December 31, 2010 totaled $676,000.  The Company does not have the required quarterly revenue and net income/loss information at this time and therefore will disclose such information in future filings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Recent Events

Share Exchange Agreement

On November 2, 2010, we completed the Share Exchange Agreement and acquired CommerceTel, Inc., in exchange for 10,000,000 shares of our common stock.  Please refer to Note 1 in the accompanying the condensed consolidated financial statements.

Bridge Note Financing

From November 2010 through March 2011, we issued to a number of accredited investors our 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $1,010,000.

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

The valuation analysis for the acquired tangible and intangible assets, and the equity component of the purchase price, is not complete at this time. It is anticipated that this analysis will be completed before June 30, 2011 and the final purchase accounting will be reflected in our consolidated financial statements contained in Form 10Q for the period ending June 30, 2011.  Adsparq’s revenue and net loss for its most recent fiscal year ended March 31, 2011 totaled $1,253,000 and $(145,000), respectively.

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

The letter of intent provides for the execution of a master services agreement between the parties, and an upfront nonrefundable prepayment to us of $50,000 for a one year license to the Company’s C4 platform.  On or before June 30, 2011, we may receive, at the sole discretion of the global health company, an exclusivity payment of $450,000 and 1.07 million shares of the global health company in consideration for our not granting any other person or entity a license to our software technology platform for the delivery of mobile health and medicine applications, subject to undefined milestones and minimum payments.  If this exclusivity payment is made prior to June 30, 2011, the parties agree to set license fees payable to mutually agreeable levels, and the global health company agrees to invest a minimum of $1,000,000 over an 18 month period for the development of mobile health and medicine applications.

2011 Private Placement

We commenced a private placement in late March 2011, and believe the process will continue until late May 2011. As of May 13, 2011, we have raised gross proceeds of $445,000 ($210,000 as of March 31, 2011). The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Mobivity Acquisition

On April 8, 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  We concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.  The Company made the first promissory note payment on schedule.

The valuation analysis for the acquired tangible and intangible assets, and the equity component of the purchase price, is not complete at this time. It is anticipated that this analysis will be completed before June 30, 2011 and the final purchase accounting will be reflected in our consolidated financial statements contained in Form 10Q for the period ending June 30, 2011.  Mobivity’s revenue for its most recent fiscal year ended December 31, 2010 totaled $676,000.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to derivative liabilities, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended March 31, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2010 contained in our 2010 Form 10-K, as filed with the SEC, except for ASC 480 Distinguishing Liabilities from Equity, which is applicable to the common stock liability recorded in March 2011.

Results of Operations

The following describes certain line items set forth in our condensed statement of operations.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

Revenues for the three months ended March 31, 2011 decreased approximately $83,000, or 37.1%, compared to the three months ended March 31, 2010.  The decrease is primarily the result of the loss of five clients during 2010, and a reduction in one-time custom software development revenue recognized in 2010 that did not repeat in 2011.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011 decreased approximately $44,000, or 35.6% compared to the three months ended March 31, 2010.  This decrease is primarily due to reduced SMS and IVR costs corresponding to the decrease in revenues, and a reduction of line costs stemming from reduced phone line inventory.

Gross Profit

Gross profit for the three months ended March 31, 2011 decreased by approximately $39,000, or 44.6%, compared to the three months ended March 31, 2010. Gross profit as a percentage of revenue for the three months ended March 31, 2011 decreased to 43.2% from 44.6% for the three months ended March 31, 2010.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were approximately $58,000 and $32,000, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $26,000 was due to an increase in payroll and related employee expenses as we grew our business in 2011.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended March 31, 2011 and 2010 were approximately $129,000 and $92,000, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $37,000 was due to an increase in payroll and related employee expenses as we grew our business in 2011.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $545,000 and $202,000, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $343,000 was due to an increase in stock-based compensation of $219,000, and the remainder primarily relates to legal, accounting, and consulting expenses associated with the Share Exchange Agreement and our acquisition strategy.

Gain on Debt Extinguishment

During the three months ended March 31, 2010, we negotiated settlement agreements with regards to previously recorded liabilities of approximately $135,000.  We paid $20,000 to settle these liabilities, and recorded a gain on extinguishment of debt of approximately $115,000 in the condensed consolidated statements of operations.

Interest Expense

Interest expense for the three months ended March 31, 2011 increased approximately $89,000 compared to the three months ended March 31, 2010.  The increase is primarily attributable to amortization of the note discounts recorded during 2010.

Change in Fair Market Value of Derivative Liabilities

During the three months ended March 31, 2011, we recorded other income of approximately $48,000 related to the change in the fair market value of its derivative liabilities during the period.

Liquidity and Capital Resources

We had negative working capital of approximately $1.6 million and $1.3 million, respectively, at March 31, 2011 and December 31, 2010.  Our cash balances as of March 31, 2011 and December 31, 2010 were approximately $205,000 and $373,000, respectively.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of approximately $326,000 for the three months ended March 31, 2011 compared to net cash used for operations of $133,000 for the three months ended March 31, 2010.

The net cash used by operating activities for the three months ended March 31, 2011 reflects a net loss of approximately $728,000, which was increased by the change in fair market value of our derivative liabilities of $48,000, and which was offset by stock-based compensation of $239,000, amortization of deferred financing costs of $10,000, amortization of note discounts of $79,000, and other minor factors.  Changes in operating assets and liabilities included an increase in other assets of $33,000, an increase in accounts payable of $81,000, an increase in accrued interest of $27,000, an increase in deferred revenues and customer deposits of $53,000, and other minor factors.

The net cash used by operating activities for the three months ended March 31, 2010 reflects a net loss of approximately $128,000, which was increased by the gain on debt extinguishment of $115,000, and which was offset by stock-based compensation of $31,000, and other minor factors.  Changes in operating assets and liabilities included an increase in accounts receivable of $15,000, an increase in accounts payable of $56,000, an increase in accrued interest of $17,000, an increase in accrued compensation of $36,000, a decrease in deferred revenues and customer deposits of $12,000, and other minor factors.

Cash Flows from Investing Activities

Net cash used by investing activities for the three months ended March 31, 2011 and 2010 was approximately $62,000 and $2,000, respectively.  In 2011, we acquired intangible assets totaling $60,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $220,000 and $125,000, respectively.  In 2011, we received proceeds of $210,000 from the sale of 140,000 shares of common stock and the issuance of warrants to purchase 140,000 shares at $2.00 per share; and we received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.  In 2010, we received contributions from our former parent of $125,000.

Future Liquidity Needs

We will need to raise significant amounts of additional capital in order to continue to fund our operations, meet our debt service, and execute our acquisition strategy. As a consequence of our continued losses, and resultant net working capital deficiency and accumulated deficit, this raises substantial doubt about our ability to continue as a going concern. We commenced a private placement in late March 2011, and believe the process will continue until late May 2011.  As of May 13, 2011, we have raised gross proceeds of $445,000 ($210,000 as of March 31, 2011).  Unless this financing is completed at a level significantly higher than the $445,000 received to date, we will be unable to move forward with our acquisition strategy, the current level of operations and the efficient integration of the two acquisitions completed on April 1, 2011. We believe that the successful execution of our acquisition strategy should make it possible for us to raise additional funds before the end of 2011 and eventually generate sufficient cash flow from operations to reduce our dependence on outside capital sources.

Based on our resources at March 31, 2011, current proceeds from the recent private placement transaction and our current level of expenditures, and even assuming that we are not required to settle our $1,010,000 of bridge notes payable by November 2011, we may not have sufficient capital to fund our operations for the next 12 months.  Our actual cash requirements may vary materially from those now planned because of a number of factors, including cash requirements associated with funding the purchase price of, and operations of, acquired businesses, the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to complete planned acquisitions or develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2011. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on this evaluation, these officers concluded that, as of March 31, 2011, these disclosure controls and procedures were not effective.  Management anticipates that our disclosure controls and procedures will not be effective until certain material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

In our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 1A.	Risk Factors.

Risks Related to our Business

Proceeds from our recent financings will not be sufficient to sustain our operations and we will need to raise additional capital to grow our business.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand including the proceeds from our recent bridge note financing as well as revenues from operations will not satisfy our operational and capital requirements for the next 12 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors, including but not limited to:

·	market acceptance of our mobile marketing and advertising services;
·	the need to adapt to changing technologies and technical requirements;
·	the need to adapt to changing regulations requiring changes to our processes or platform; and
·	the existence and cost of opportunities for expansion through internal growth and acquisitions.

Our existing working capital and the proceeds from our recent bridge note and common stock / warrant financings are not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth. We may not be able to raise cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which could harm our ability to grow our business.

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

·
Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition;

·	The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;
·
The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product and service quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

·	Difficulty in integrating acquired operations due to technology constraints or geographical distance.

A failure to successfully integrate acquired businesses for any of these reasons could have a material adverse effect on our results of operations.

We may not have the liquidity to settle our bridge notes at maturity.

Our $1,010,000 principal amount outstanding of bridge notes (plus interest accrued at 10% annually) matures on the earlier of November 2, 2011 or the date on which we complete a financing in excess of $1,262,500.

In addition, we have incurred $856,000 in additional debt to fund recent acquisitions with payments that are due over the next 18 months.

There is no certainty that we will have the liquidity necessary to settle our outstanding obligations as they become due, nor is it certain that our creditors will agree to an extension of the maturity date or an accommodation favorable to us. Our obligations under the bridge notes are secured by all of our assets.  In the event we cannot settle our outstanding obligations as they become due or reach an accommodation with our creditors, our operations would be severely jeopardized if not entirely curtailed.

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

We operate in an emerging technology market and have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our products and services may suffer, which could negatively affect our brand and operating results. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

·	implement additional management information systems;
·	further develop our operating, administrative, legal, financial and accounting systems and controls;
·	hire additional personnel;
·	develop additional levels of management within our company;
·	locate additional office space in various countries; and
·	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.

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

As of March 31, 2011, we had 17.9 million common shares outstanding, of which 6.0 million shares were free trading and 11.9 million shares were restricted pursuant Rule 144 promulgated under the Securities Act of 1933.  This restriction is expected to be lifted in November 2011 for 11.7 million restricted shares which will result in a significant number of additional shares becoming freely tradable. We also have issued and intend to continue to issue additional common shares in the execution of our acquisition strategy, both increasing the number of free trading shares and dilution. This increase in both free trading shares and total shares outstanding may have a depressive effect on our stock price and a deleterious effect on our ability to both raise additional equity capital and complete acquisitions using our common stock as the principal currency.

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

·
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

·	announcements of new acquisitions or other business initiatives by our competitors;
· ·	our ability to take advantage of new acquisitions or other business initiatives; quarterly variations in our revenues and operating expenses;
·	changes in the valuation of similarly situated companies, both in our industry and in other industries;
·	changes in analysts’ estimates affecting us, our competitors and/or our industry;
·	changes in the accounting methods used in or otherwise affecting our industry;
·	additions and departures of key personnel;
·	announcements by relevant governments pertaining to additional quota restrictions; and
·	fluctuations in interest rates and the availability of capital in the capital markets.

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

Based on the 17.9 million shares of common stock that are outstanding as of March 31, 2011, our officers and directors will beneficially own approximately 41.6% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2011, the Company issued a 10% Senior Secured Convertible Bridge Note for $10,000.  See Note 4, Bridge Financing, Notes Payable and Accrued Interest in the accompanying Notes to Condensed Consolidated Financial Statements.  The proceeds will be used as working capital.

On March 25, 2011, the Company sold 140,000 shares of common stock at $1.50 per share for cash and issued a four-year warrant to purchase 140,000 shares of common stock at $2.00 per share to an accredited investor.  Both the common shares and the warrant contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the early of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrants terminates when the warrants expire or are exercised.  The proceeds will be used as working capital.

On March 31, 2011, the Company issued 14,286 shares of common stock valued at $1.25 per share for the acquisition of patent rights from eMediacy, Inc..

The transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The transactions were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor in connection with this offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CommerceTel Corporation

Date: May 19, 2011	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2011	By:	/s/Paul Meyer
Paul Meyer
Chief Financial Officer
(Principal Financial)

Exhibit Index

Exhibit Number	Description

10.5	Asset Purchase Agreement dated March 3, 2011 by and among the Company, CommerceTel, Inc., Adsparq and selling shareholders (1)
10.6	Acquisition Agreement, effective as of April 1, 2011 by and among the Company, CommerceTel, Inc., Mobile Visions, Inc., Mobivity LLC and their controlling shareholders (1)
10.7	Form of Subscription Agreement (1)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Paul Meyer, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Paul Meyer, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011