Form 10-Q
period 2011-06-30
COMMERCETEL CORP
filed 2011-08-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2011

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

As of August 15, 2011, the registrant had 22,314,150 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION

-i-

Part I Financial Information

Item 1.	Financial Statements.

CommerceTel Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Current assets
Cash	$23,195	$373,439
Accounts receivable	154,978	49,215
Other current assets	43,852	68,030
Total current assets	222,025	490,684

Equipment, net	31,865	1,609
Goodwill	1,996,763	-
Intangible assets, net	2,319,240	-
Other assets	67,750	46,317
TOTAL ASSETS	$4,637,643	$538,610

Current liabilities
Accounts payable	$304,088	$151,943
Accrued interest	91,628	37,901
Accrued and deferred personnel compensation	127,802	119,641
Deferred revenue and customer deposits	343,639	233,318
Notes payable, net of discount	1,448,006	803,156
Cash payment obligation, net of discount	219,424	-
Derivative liabilities	188,910	334,478
Other current liabilities	98,488	69,142
Total current liabilities	2,821,985	1,749,579

Non-current liabilities
Notes payable	31,807	-
Derivative liabilities	140,569	-
Total non-current liabilities	172,376	-
Total liabilities	2,994,361	1,749,579

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 21,509,620 and 17,700,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	21,509	17,700
Additional paid-in capital	10,990,429	6,945,584
Accumulated deficit	(9,368,656)	(8,174,253)
Total stockholders' equity (deficit)	1,643,282	(1,210,969)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,637,643	$538,610

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Revenues	$553,108	$205,099	$693,745	$428,822
Cost of revenues	179,051	103,439	258,888	227,492
Gross margin	374,057	101,660	434,857	201,330

Operating expenses
General & administrative	374,448	214,521	920,443	388,678
Sales & marketing	200,822	101,447	255,679	159,760
Engineering, research, & development	161,291	97,543	289,862	189,065
Depreciation & amortization	124,741	1,669	126,778	3,338
Total operating expenses	861,302	415,180	1,592,762	740,841

Loss from operations	(487,245)	(313,520)	(1,157,905)	(539,511)

Other income/(expense)
Interest income	16	-	174	-
Interest expense	(138,258)	(16,851)	(243,666)	(33,504)
Change in fair market value of derivative liabilities	159,263	-	206,956	-
Gain on debt extinguishment	-	-	-	114,551
Total other income/(expense)	21,021	(16,851)	(36,536)	81,047

Loss before income taxes	(466,224)	(330,371)	(1,194,441)	(458,464)

Income tax benefit/(expense)	38	-	38	-

Net loss	$(466,186)	$(330,371)	$(1,194,403)	$(458,464)

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.06)

Weighted average number of shares during the period - basic and diluted	21,336,579	7,267,972	19,534,081	7,267,972

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2010	17,700,000	$17,700	$6,945,584	$(8,174,253)	$(1,210,969)

Issuance of common stock and warrants for cash	370,334	370	354,529	-	354,899
Issuance of common stock for acquisitions	3,425,000	3,425	3,421,575	-	3,425,000
Issuance of common stock for patent rights	14,286	14	17,843	-	17,857
Stock-based compensation	-	-	272,698	-	272,698
Equity offering costs	-	-	(21,800)	-	(21,800)
Net loss	-	-	-	(1,194,403)	(1,194,403)
Balance, June 30, 2011	21,509,620	$21,509	$10,990,429	$(9,368,656)	$1,643,282

CommerceTel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(1,194,403)	$(458,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on debt extinguishment	-	(114,551)
Bad debt expense	6,203	-
Stock-based compensation	272,698	68,651
Depreciation and amortization expense	126,778	3,338
Change in fair market value of derivative liabilities	(206,956)	-
Amortization of deferred financing costs	20,000	-
Amortization of note discounts	161,565	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(111,966)	(365)
Other current assets	34,362	3,005
Other assets	(41,433)	-
Accounts payable	152,145	172,525
Accrued interest	53,727	33,505
Accrued and deferred personnel compensation	8,161	88,400
Deferred revenue and customer deposits	90,321	(40,432)
Other liabilities	29,346	390
Net cash used for operating activities	(599,452)	(243,998)

INVESTING ACTIVITIES
Purchases of equipment	(6,186)	-
Acquisition of intangible assets	(75,001)	-
Cash paid for acquisitions	(91,153)	-
Acquisition of other assets	-	(1,605)
Net cash used by investing activities	(172,340)	(1,605)

FINANCING ACTIVITIES
Proceeds from capital contributions by former parent	-	249,897
Proceeds from issuance of notes payable	10,000	-
Payments on notes payable	(97,153)	-
Payments on cash payment obligation	(25,000)	-
Proceeds from issuance of common stock and warrants	555,501	-
Equity offering costs	(21,800)	-
Net cash provided by financing activities	421,548	249,897

Net change in cash	(350,244)	4,294
Cash at beginning of period	373,439	11,003
Cash at end of period	$23,195	$15,297

Supplemental disclosures:
Cash paid during period for :
Interest	$3,113	$-
Income Taxes	$-	$-

Non cash investing and financing activities:
Common stock issued for patents and trademarks	$17,857	$-

Fair value of assets acquired in acquisitions	$41,414	$-
Customer contracts	1,026,000	-
Customer relationships	814,000	-
Trade name	101,000	-
Technology / IP	399,000	-
Non-compete	6,000	-
Goodwill	1,996,763	-
Assumed liabilities - deferred revenue	(20,000)	-
Subordinated secured note payable	(606,064)	-
Cash payment obligation	(241,960)	-
Common stock issued for acquisitions	(3,425,000)	-
Cash paid for acquisitions	$91,153	$-

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Notes to Condensed Consolidated Financial Statements

1.           Reverse Merger Transaction and Accounting

Reverse Merger Transaction

On November 2, 2010, CommerceTel Corporation (the “Company”) acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”.  Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company.  The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 10,000,000 shares of the Company’s common stock.  The accompanying condensed consolidated financial statements, common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

CommerceTel, Inc. was originally incorporated in Nevada in 2005.  The Company was originally incorporated as Ares Ventures Corporation in Nevada in 2008, and was renamed CommerceTel Corporation in 2010.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of CommerceTel, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest, (ii) former executive management team of CommerceTel, Inc. remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of CommerceTel, Inc.  Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or "GAAP".  As a result, these condensed financial statements reflect the (i) historical results of CommerceTel, Inc. prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost. In connection with the Merger, the Company received net assets of $16,496.

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

Principles of Accounting and Consolidation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $9.4 million as of June 30, 2011.  These factors among others create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, we will not have sufficient cash to continue to fund the operations of the Company through December 31, 2011.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we received additional equity investments pursuant to a private placement totaling $982,968 as of August 15, 2011 ($555,501 as of June 30, 2011).  Longer term, we anticipate that we will continue to raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Significant estimates used are those related to stock-based compensation, the valuation of the derivative liabilities, asset impairments, the valuation and useful lives of depreciable tangible and certain intangible assets, the fair value of common stock used in acquisitions of businesses, the fair value of assets and liabilities acquired in acquisitions of businesses, and the valuation allowance of deferred tax assets.  Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Purchase Accounting

The Company accounts for acquisitions pursuant to ASC No. 805, Business Combinations.  The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, other assets, accounts payable, accrued expenses, notes payable, cash payment obligation, derivative liabilities, and other current liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2011 and December 31, 2010, the carrying amounts of the Company’s financial instruments are generally considered to be representative of their respective fair values because of the short-term nature of those instruments or because they have been adjusted to fair value on the reporting date.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on our results of operations in the period in which such changes or events occurred.  The Company had an allowance for doubtful accounts of $6,203 and $0 at June 30, 2011 and December 31, 2010, respectively.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended June 30, 2011 and 2010 was $5,876 and $1,669, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $7,160 and $3,338, respectively.

Intangible Assets

During the six months ended June 30, 2011, the Company acquired U.S. Patent Number 6,788,769 from eMediacy, Inc. for cash and 14,286 shares of common stock, and incurred costs to prosecute other patent applications.  The Company capitalized $92,858 during this period, and is amortizing the costs on a straight-line basis over an estimated useful life of ten years.  Also see Note 3.

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

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity platform, which is also a hosted solution, revenue is principally derived from subscription fees from our customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2011 and 2010, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2011 and 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 2,383,750 outstanding options and 370,344 outstanding warrants. In addition, see potential issuances associated with warrants and convertible debt in Notes 4 and 5.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its condensed consolidated financial statements.

3.           Acquisitions

Txtstation Acquisition

On April 1, 2011, the Company acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of the Company’s common stock, $26,184 in cash at closing and $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments are due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  The Company assumed none of Adsparq’s liabilities in the transaction, except for the performance obligation of unearned revenue.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq will be held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, the Company also issued 300,000 shares of its common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  For one year following the closing of the transaction,  the shareholder has agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert (Vantage Point Advisors) was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of operations of Txtstation are included in the Company’s condensed consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Current assets	$10,184
Equipment	31,230
Customer contracts	1,026,000
Trade name	36,000
Technology / IP	182,000
Non-compete	1,000
Goodwill	1,426,730
Assumed liabilities - deferred revenue	(20,000)
Total purchase price	$2,693,144

The purchase price consists of the following:

Cash	$26,184
Present value of scheduled cash payments	241,960
Common stock	2,425,000
Total purchase price	$2,693,144

The $241,960 obligation recorded at closing, represented the present value of the $250,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the scheduled cash payments.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the scheduled cash payment liability to the stated amount payable ($250,000). Accretion of the scheduled cash payment obligation totaled $2,464 for the three and six months ended June 30, 2011. Accretion of the cash payment obligation was charged to interest expense in accordance with FASB ASC 480.

Mobivity Acquisition

On April 8, 2011, the Company entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  The Company concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of the Company’s common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011 (see Note 5).  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.  There were no liabilities assumed in the acquisition.

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert (Vantage Point Advisors) was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of operations of Mobivity are included in the Company’s condensed consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Customer relationships	$814,000
Trade name	65,000
Technology / IP	217,000
Non-compete	5,000
Goodwill	570,033
Total purchase price	$1,671,033

The purchase price consists of the following:

Cash	$64,969
Subordinated secured note payable	606,064
Common stock	1,000,000
Total purchase price	$1,671,033

The useful lives of the acquired intangibles are as follows:

	Useful Lives (Years)
	Txtstation	Mobivity

Customer contracts	5	n/a
Customer relationships	n/a	5
Trade name	5	5
Technology / IP	5	5
Non-compete	2	2.5
Goodwill	n/a	n/a

In determining the value of common stock issued as consideration in the acquisition of Txtstation and Mobivity, the Company engaged a third party valuation expert (Vantage Point Advisors).  The Company determined that the trading price of the Company’s common stock was not an accurate indicator of fair value.  The Company determined that the fair market value of the Company’s common stock was $1.00 per share as of March 31, 2011.  This valuation was based on the private placement transaction that occurred in late March 2011 where 140,000 units were sold.  The price of the unit sold in the private placement was $1.50.  The unit price of $1.50 was bifurcated for the value of common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.   The Company used a Monte-Carlo simulation to calculate the prices of the common stock and warrants with and without down round protection.  The difference of with and without yields the value of each embedded option.  Key assumptions used in the valuation model included a volatility factor of 65%, risk-free interest rate of 0.17%, and probability of future private placement financings of 80%.  The valuation analysis resulted in an estimated fair market value of $1.00 per share.

The Company recorded $24,000 in acquisition-related costs for accounting, legal and other costs in connection with the two acquisitions within the general and administrative expenses in its condensed consolidated statement of operations for the three and six months ended June 30, 2011.

The following summary presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2011 as if the Txtstation and Mobivity acquisitions described above had occurred on January 1, 2011 and the results of operations for the three and six months ended June 30, 2010 as if the Txtstation and Mobivity acquisitions described above had occurred on January 1, 2010.   The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Proforma revenue	$553,108	$512,113	$1,122,516	$1,142,207

Proforma net loss	$(466,186)	$(488,108)	$(1,274,881)	$(701,895)

4.           Derivative Liabilities

As discussed in Note 5, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of June 30, 2011, the number of warrants to be issued remains indeterminate.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

As discussed in Note 6, the Company commenced a private placement in late March 2011.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.    Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company determined that the down round price protection on the common stock represents a derivative liability.  Additionally, the Company recorded a derivative liability for the warrant.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At June 30, 2011, the Company recorded derivative liabilities of $329,479.  The change in fair value of the derivative liabilities for the three and six months ended June 30, 2011 of $159,263 and $206,956 was reported as other income in the condensed consolidated statements of operations.

During the process of closing the second quarter, management of the Company discovered an error when recording the private placement transaction which took place in March 2011.  The Company previously incorrectly determined that the down round price protection on the common stock represented a future obligation requiring liability classification in the condensed consolidated balance sheet.  This was based on the incorrect interpretation of ASC 480 Distinguishing Liabilities from Equity.

Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company determined that the down round price protection on the common stock represents a derivative liability.  As discussed in Note 3, the value ascribed to the down round price protection on the common stock, impacted the estimated fair market value of the Company’s common stock.  The estimated fair market value of the Company’s common stock changed from $1.25 to $1.00 as of March 31, 2011, and accordingly, the Company re-valued the stock based compensation and derivative valuations as of March 31, 2011.

With these corrections, it was determined that the March 31, 2011 financial statements had the following misstatements:  Current liabilities were overstated by $266,812 while stockholders’ equity was understated by $266,812.  The net loss was overstated by $202,759 with $61,766 being overstated in stock based compensation within operating expenses and $140,993 being overstated in change in fair value for derivative liabilities.   There were no changes to reported cashflows for any periods reported. The Company concluded that the effects of the changes are immaterial to the consolidated financial statements for the three months ended March 31, 2011 and June 30, 2011.  The condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the six months ended June 30, 2011 are properly stated.

5.           Bridge Financing, Notes Payable and Accrued Interest

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

WFG Investments, Inc., a registered broker dealer, was paid a placement agent fee in the amount of $40,000 which was capitalized as deferred financing costs, and is being amortized over the term of the Notes using the effective interest method.  The Company recorded $10,000 and $20,000 of expense for the amortization of the deferred financing costs during the three and six months ended June 30, 2011, respectively.

The following table summarizes information relative to all of the outstanding Notes at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Bridge notes payable	$1,010,000	$1,000,000
Less unamortized discounts:
Variable maturity discount	(650)	(1,569)
Warrant discount	(110,432)	(267,259)
Bridge notes payable, net of discounts	$898,918	$731,172

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $1,876 for the variable conversion feature and a discount of $320,424 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $80,291 and $159,101 of interest expense for the amortization of the note discounts during the three and six months ended June 30, 2011.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants / shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet.  See Note 4.

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

Mobivity Note

As partial consideration for the acquisition of Mobivity, the Company issued a secured subordinated promissory note in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.

The following table summarizes the Company’s notes payable as of June 30, 2011 and December 31, 2010:

	Notes Payable		Accrued Interest
	6/30/2011	12/31/2010	6/30/2011	12/31/2010
Bridge notes, net, as discussed above	$898,918	$731,172	$65,658	$15,792
Mobivity note, as discussed above	508,911	-		-
Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008	20,000	20,000	9,506	8,223
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	16,464	13,886
	$1,479,813	$803,156	$91,628	$37,901

Interest expense, including amortization of note discounts, totaled $138,258 and $16,851 for the three months ended June 30, 2011 and 2010. Interest expense, including amortization of note discounts, totaled $243,666 and $33,504 for the six months ended June 30, 2011 and 2010.

6.           Stockholders’ Equity (Deficit)

Common Stock

The Company commenced a private placement in late March 2011.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.   From March 2011 to June 30, 2011, the Company issued 370,334 shares of common stock at $1.50 per share for cash and issued a four-year warrant to purchase 370,334 shares of common stock at $2.00 per share to several accredited investors raising gross proceeds of $555,501.  Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  The Company determined that the down round price protection on the common stock represents a derivative.  See Note 4 for further discussion.  Additionally, the Company recorded a derivative liability for the warrant as discussed in Note 4.

The Company recorded the par value of the common stock in equity ($370), recorded the fair market value of the down round price protection on the common stock as a derivative liability ($56,333), recorded the fair market value of the warrant as a derivative liability ($144,272), and recorded the remainder of the proceeds as additional paid-in capital.  See Note 4.

As of June 30, 2011, the Company has 21,509,620 common shares outstanding.

Stock-based Compensation

CTel Canada Plan

Certain employees, directors and consultants of the Company (the “Optionees”) received stock options exercisable for the common stock of (and issued by) our former parent company, CTel Canada.  Effective with the Merger, all of the unvested options became fully vested and the related stock-based compensation was recognized in 2010.   The Company recorded stock-based compensation of $37,360 and $68,651 in operating expenses for the three and six months ended June 30, 2010, respectively, related to stock option grants made to the Optionees.

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula, and the expense is recognized on a straight-line basis over the vesting period.  The Company granted one option during the six months ended June 30, 2010 and used the following valuation assumptions to determine the fair value of the option at the grant date: expected volatility of 152.96%; risk free interest rate of 0.94%; forfeiture rate of 0.0%; expected dividend rate of 0.0%; and expected term of three years.

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

The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price that equals the fair market value of the Company's stock at the date of grant.  These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

A summary of option activity under the 2010 Plan as of June 30, 2011 and changes during the six months then ended is presented below:

	Number	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2011	1,808,750	$0.32	4.73
Granted	575,000	1.45	7.38
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2011	2,383,750	$0.59	5.19

Options vested and exercisable at June 30, 2011	309,372	$0.32	4.49

The aggregate intrinsic value of employee and non-employee stock options outstanding and stock options exercisable at June 30, 2011 was $1,466,388 and $225,842, respectively.

As of June 30, 2011, total estimated compensation cost related to non-vested employee and non-employee stock options not yet recognized was $779,911, which is expected to be recognized over the next 1.56 years on a weighted-average basis.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for employees and non-employees of $33,295 and $272,698, for the three months and six months ended June 30, 2011, respectively.  The Company recorded stock-based compensation in operating expenses for employees and non-employees of $37,360 and $68,651, for the three months and six months ended June 30, 2010, respectively.
Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options and non-employee stock options granted during the six months ended June 30, 2011 was $0.46 per share.  There were no options granted during the three months ended June 30, 2011.  The Company periodically revalues non-employee stock options as they vest.  The ranges of assumptions used during the six months ended June 30, 2011 are as follows:

	June 30, 2011
	Employee Options	Non-Employee Options
Expected volatility	60%	60%
Risk-free interest rate	1.47% to 2.31%	1.76% to 2.24%
Forfeiture rate	0%	0%
Expected dividend rate	0%	0%
Expected life (yrs)	3.00 to 6.00	4.00 to 5.00

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

Warrants

As discussed in Note 5, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known at this time.

During the six months ended June 30, 2011, the Company issued warrants for the purchase of 370,344 shares of common stock at $2.00 per share.  The warrants are exercisable for four years from the date of issuance, and contains anti-dilution, or down round, price protection as long as the warrant remains outstanding.

No other warrants are issued or outstanding as of June 30, 2011.

7.           Income Taxes

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

As of June 30, 2011, the Company has available net operating loss carryforwards of approximately $7,600,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $7,600,000 and will start to expire in 2016.

The Company has determined that during 2010 it experienced a “change of ownership” as defined by Section 382 of the Internal Revenue Code.  As such, utilization of net operating loss carryforwards and credits generated before the 2010 change in ownership will be limited to approximately $207,000 per year until such carryforwards are fully utilized.  The pre-change net operating loss carryforward was approximately $7,000,000.

8.           Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its derivative liabilities.

At June 30, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 5), and the common stock and warrants issued in the current year (See Notes 4 and 6) at the aggregate fair market value of $329,479 utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the condensed consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of June 30, 2011:

	Variable maturity conversion liability	Additional security issuance derivative	Down round liability - shares	Down round liability - warrants	Total
Beginning balance January 1, 2011	$1,208	$333,270	$-	$-	$334,478
Issuances	11	1,341	$56,333	144,272	201,957
Change in fair market value of derivative liabilities	(321)	(181,061)	(21,871)	(3,703)	(206,956)
Ending balance June 30, 2011	$898	$153,550	$34,462	$140,569	$329,479

9.           Intangible assets

Intangible assets consist of the following:

	Balance at December 31, 2010	Additions	Amortization	Balance at June 30, 2011
Patents and trademarks	$-	$92,858	$(1,993)	$90,865
Customer contracts	-	1,026,000	(51,300)	974,700
Customer relationships	-	814,000	(40,700)	773,300
Trade name	-	101,000	(5,050)	95,950
Technology / IP	-	399,000	(19,950)	379,050
Non-compete	-	6,000	(625)	5,375
	$-	$2,438,858	$(119,618)	$2,319,240

Amortization expense totaled $118,865 and $0 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense totaled $119,618 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$ 238,208	$ 476,415	$ 475,540	$ 473,915	$ 473,915

10.           Gain on Extinguishment of Debt

During the six months ended June 30, 2010, the Company negotiated settlement agreements with regards to previously recorded liabilities of $134,602.  The Company paid $20,051 to settle these liabilities, and recorded a gain on extinguishment of debt of $114,551 in the condensed consolidated statements of operations.

11.           Concentrations

During the six months ended June 30, 2011 and 2010, one customer accounted for 12% and 38%, respectively, of our revenues.  At June 30, 2011, the accounts receivable balances for this customer totaled $3,496.  The loss of this customer could have a material adverse impact on the Company’s business.

12.         Commitments and Contingencies

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

Other

At June 30, 2011, the Company was delinquent with respect to the payment of wages earned by current employees due to an insufficient balance of cash on hand at the time the payrolls were due to be paid to the employees.  Ahead of the Merger, employees agreed to convert the majority of the delinquent payments to equity in CommerceTel, Inc.  The employees have agreed to continue their employment in the expectation of eventual payment of the remaining amounts due.  It is the Company’s full intention to satisfy or reach a settlement with all past due balances outstanding, which total approximately $71,000 at June 30, 2011.  This is included in accrued and deferred personnel compensation on the condensed consolidated balance sheet as of June 30, 2011.

13.           Subsequent Events

 2011 Private Placement

The Company commenced a private placement in late March 2011, and believes the process will continue until late September 2011.  During July and August, 2011, the Company has raised gross proceeds of $427,467. The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.  Both the shares and the warrants are price protected by the Company. The price protection obligates the Company to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.  See Note 6.

BoomText Acquisition

On August 9, 2011, the Company completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”) to acquire substantially all of the assets of its BoomText interactive mobile marketing services business.  The effective date of the transaction was August 1, 2011. In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consists of the following components:

•	519,540 shares of the Company’s common stock issued at closing;

•	$119,392 in cash paid at closing;

•
A secured subordinated promissory note in the principal amount of $175,000 issued by the Company’s wholly owned subsidiary, CommerceTel, Inc.  This note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc.; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011;

•
An unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011; and

•
An earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).

The purchase price is subject to adjustment based on the amount of realizable net working capital (cash and collected accounts receivable, minus assumed liabilities) the Company acquired in the transaction.

The Company also assumed an office lease obligation and certain of Digimark’s accounts payable.

For one year following the closing of the transaction, 50% of the shares of common stock issued to Digimark at closing will be held in escrow as security for its indemnification obligations in the transaction.

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

The valuation analysis for the acquired tangible and intangible assets, and the equity component of the purchase price, is not complete at this time. It is anticipated that this analysis will be completed before September 30, 2011 and the final purchase accounting will be reflected in the Company's condensed consolidated financial statements contained in Form 10-Q for the period ending September 30, 2011.  The Company does not have the required quarterly revenue and net income/loss information at this time and therefore will disclose such information in future filings.

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

Recent Events

Share Exchange Agreement

On November 2, 2010, we completed the Share Exchange Agreement and acquired CommerceTel, Inc., in exchange for 10,000,000 shares of our common stock.  Please refer to Note 1 in the accompanying condensed consolidated financial statements.

Bridge Note Financing

From November 2010 through March 2011, we issued to a number of accredited investors our 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $1,010,000.

Txtstation Acquisition

On April 1, 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq.  The purchase price for the acquisition was 2,125,000 shares of our common stock, $26,184 in cash at closing and $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments are due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities in the transaction, except for the performance obligation of unearned revenue.

In connection with the transaction, we also issued 300,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  As a result of the transaction, our headcount increased by seven full time individuals and one part time individual on April 1, 2011.

We completed the acquisition in furtherance of its strategy to acquire small, privately owned enterprises in the mobile marketing sector through an asset purchase structure. This acquisition was consistent with our purchase price model in which equity will represent most of the purchase price plus a small cash component and, in some cases, the assumption of specific liabilities.

The acquisition has been accounted for as a business combination and we valued all assets and liabilities acquired at their fair values on the date of acquisition. Actual results of operations of Txtstation are included in our condensed consolidated financial statements from the date of acquisition.

Mobivity Acquisition

On April 8, 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.  We concurrently completed the acquisition effective as of April 1, 2011.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. (our wholly owned subsidiary) in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.  The Company made the first promissory note payment on schedule.

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

The acquisition has been accounted for as a business combination and we valued all assets and liabilities acquired at their fair values on the date of acquisition. Actual results of operations of Mobivity are included in the Company’s condensed consolidated financial statements from the date of acquisition.

2011 Private Placement

We commenced a private placement in late March 2011, and believe the process will continue until late September 2011. As of June 30, 2011, we have raised gross proceeds of $555,501. In July and August 2011, we have raised an additional $427,467. The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, derivative liabilities, asset impairments, valuation and useful lives of depreciable tangible and certain intangible assets, the fair value of common stock used in acquisitions of businesses, the fair value of assets and liabilities acquired in acquisitions of businesses, and and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended June 30, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2011 contained in our 2010 Form 10-K, as filed with the SEC, except for ASC No. 805, Business Combinations, which is applicable to the acquisition of businesses.  Pursuant to ASC No. 805, the Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

Results of Operations

The following describes certain line items set forth in our condensed consolidated statements of operations.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

Revenues for the three months ended June 30, 2011 increased $348,009, or 170%, compared to the three months ended June 30, 2010.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011, which generated additional revenue of $162,000 and $295,000, respectively.  This additional revenue was partially offset by the loss of five clients during 2010, and a reduction in one-time custom software development revenue recognized in 2010 that did not repeat in 2011.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2011 increased approximately $75,612, or 73% compared to the three months ended June 30, 2010.  This increase is primarily due to acquisitions of Mobivity and Txtstation partially offset by reduced SMS and IVR costs corresponding to the decrease in revenues from the CommercTel business, and a reduction of line costs stemming from reduced phone line inventory.

Gross Profit

Gross profit for the three months ended June 30, 2011 increased by $272,397, or 268%, compared to the three months ended June 30, 2010. Gross profit as a percentage of revenue for the three months ended June 30, 2011 increased to 68% from 50% for the three months ended June 30, 2010.  The increase in gross profit as a percentage of revenue is due to the acquisitions of Mobivity and Txtstation which generated higher gross margins.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $374,448 and $214,521, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $159,927, or 75% was due to an increase in legal fees of $61,000, accounting of $29,000, and additional personnel and consulting expenses associated with the Share Exchange Agreement and our acquisition strategy.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended June 30, 2011 and 2010 were $200,822 and $101,447, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $99,375 or 98% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity and Txtstation.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended June 30, 2011 and 2010 were $161,291 and $97,543, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $63,748 or 65% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity and Txtstation.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 were $124,741 and $1,669, respectively.  The current period expense includes $118,865 of amortization expense which is primarily due to the amortization of intangibles assets acquired in the Mobivity and Txtstation acquisitions.

Interest Expense

Interest expense for the three months ended June 30, 2011 increased $121,407 compared to the three months ended June 30, 2010.  Included in the current period interest expense is $82,755 of amortization of the note and cash payment obligation discounts recorded.  Also included in the current period interest expense is $10,000 of amortization of deferred financing costs.

Change in Fair Value of Derivative Liabilities

During the three months ended June 30, 2011, we recorded other income of $159,263 related to the change in the fair value of its derivative liabilities during the period.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

Revenues for the six months ended June 30, 2011 increased $264,923, or 62%, compared to the six months ended June 30, 2010.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011, which generated additional revenue of $162,000 and $295,000, respectively.  This additional revenue was partially offset by the loss of five clients during 2010, and a reduction in one-time custom software development revenue recognized in 2010 that did not repeat in 2011.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2011 increased approximately $31,396, or 14% compared to the six months ended June 30, 2010.  This increase is primarily due to acquisitions of Mobivity and Txtstation partially offset by reduced SMS and IVR costs corresponding to the decrease in revenues from the CommercTel business, and a reduction of line costs stemming from reduced phone line inventory.

Gross Profit

Gross profit for the six months ended June 30, 2011 increased by $233,527, or 116%, compared to the six months ended June 30, 2010. Gross profit as a percentage of revenue for the six months ended June 30, 2011 increased to 63% from 47% for the six months ended June 30, 2010.  The increase in gross profit as a percentage of revenue is due to the acquisitions of Mobivity and Txtstation which generate higher gross margins.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $920,443 and $388,678, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $531,765, or 137% was due to an increase in stock-based compensation of $226,000, and the remainder primarily relates to legal of $126,000, accounting of $82,000, and additional personnel and consulting expenses associated with the Share Exchange Agreement and our acquisition strategy.

Sales and Marketing Expense

Sales and marketing expenses for the six months ended June 30, 2011 and 2010 were $255,679 and $159,760, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $95,919 or 60% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity and Txtstation.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the six months ended June 30, 2011 and 2010 were $289,862 and $189,065, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $100,797 or 53% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity and Txtstation.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 were $126,778 and $3,338, respectively.  The current period expense includes $119,618 of amortization expense which is primarily due to the amortization of intangibles assets acquired in the Mobivity and Txtstation acquisitions.

Interest Expense

Interest expense for the six months ended June 30, 2011 increased $210,162 compared to the six months ended June 30, 2010.  Included in the current period interest expense is $161,565 of amortization of the note and cash payment obligation discounts recorded.  Also included in the current period interest expense is $20,000 of amortization of deferred financing costs.

Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2011, we recorded other income of $206,956 related to the change in the fair value of its derivative liabilities during the period.

Gain on Debt Extinguishment

During the six months ended June 30, 2010, we negotiated settlement agreements with regards to previously recorded liabilities of approximately $135,000.  We paid $20,000 to settle these liabilities, and recorded a gain on extinguishment of debt of approximately $115,000 in the condensed consolidated statements of operations.

Liquidity and Capital Resources

We had negative working capital of approximately $2.6 million and $1.3 million, respectively, at June 30, 2011 and December 31, 2010.  Our cash balances as of June 30, 2011 and December 31, 2010 were approximately $23,000 and $373,000, respectively.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of $599,452 for the six months ended June 30, 2011 compared to net cash used for operations of $243,998 for the six months ended June 30, 2010.

The net cash used by operating activities for the six months ended June 30, 2011 reflects a net loss of $1,194,403, which was increased by the change in fair market value of our derivative liabilities of $206,956, and which was partially offset by stock-based compensation of $272,698, depreciation and amortization of $126,778, amortization of deferred financing costs of $20,000, and amortization of note discounts of $161,565.  Changes in operating assets and liabilities primarily included increases in accounts receivable of $111,966 and other assets of $41,433 partially offset by an increase in accounts payable of $152,145, an increase in accrued interest of $53,727, an increase in deferred revenues and customer deposits of $90,321.

The net cash used by operating activities for the six months ended June 30, 2010 reflects a net loss of $458,464, which was increased by the gain on debt extinguishment of $114,551, and partially offset by stock-based compensation of $68,651, and other minor factors.  Changes in operating assets and liabilities included an increase in accounts payable of $172,525, an increase in accrued interest of $33,505, an increase in accrued compensation of $88,400, a decrease in deferred revenues and customer deposits of $40,432, and other minor factors.

Cash Flows from Investing Activities

Net cash used by investing activities for the six months ended June 30, 2011 and 2010 was $172,340 and $1,605, respectively.  In 2011, we acquired intangible assets (patents and trademarks) totaling $75,001 and also paid $91,153 in cash for the acquisition of Txtstation and Mobivity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $421,548 and $249,897, respectively.  In 2011, we received proceeds of $555,501 from the sale of 370,334 shares of common stock and the issuance of warrants to purchase 370,334 shares at $2.00 per share; and we received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.  In 2011, we paid $97,153 against the principal balance of the note issued in the Mobivity acquisition as well as $25,000 against the cash payment obligation from the Txtstation acquisition.  In 2010, we received contributions from our former parent of $249,897.

Future Liquidity Needs

We will need to raise significant amounts of additional capital in order to continue to fund our operations, meet our debt service, and execute our acquisition strategy. As a consequence of our continued losses, and resultant net working capital deficiency and accumulated deficit, this raises substantial doubt about our ability to continue as a going concern. We commenced a private placement in late March 2011, and believe the process will continue until late September 2011.  As of August 15, 2011, we have raised gross proceeds of $982,968 ($555,501 as of June 30, 2011).  Unless this financing is completed at a level significantly higher than the $982,968 received to date, we will be unable to move forward with our acquisition strategy, the current level of operations and the efficient integration of the two acquisitions completed in April 2011 and the one acquisition completed in August 2011. We believe that the successful execution of our acquisition strategy should make it possible for us to raise additional funds before the end of 2011 and eventually generate sufficient cash flow from operations to reduce our dependence on outside capital sources.

Based on our resources at June 30, 2011, current proceeds from the recent private placement transaction and our current level of expenditures, and even assuming that we are not required to settle our $1,010,000 of bridge notes payable by November 2011, we may not have sufficient capital to fund our operations for the next 12 months.  Our actual cash requirements may vary materially from those now planned because of a number of factors, including cash requirements associated with funding the purchase price of, and operations of, acquired businesses, the pursuit or development of products and or services, competitive and technical advances, costs of commercializing any potential products and or services, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to complete planned acquisitions or develop any products and or services, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our products and or services, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2011. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on this evaluation, these officers concluded that, as of June 30, 2011, these disclosure controls and procedures were not effective.  Management anticipates that our disclosure controls and procedures will not be effective until certain material weaknesses are remediated.

In our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO, as evidenced, for example, by our failure to file amendments to our Current Reports on Form 8-K to disclose financial results and pro forma financial information in connection with two recent acquisitions. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this quarterly report on Form 10-Q, we were not able to remediate the weaknesses described above.  However, in May 2011, we hired a corporate controller and in July 2011 we appointed our new chief financial officer.   Both of these individuals have experience with implementing internal controls and compliance with the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.  We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting.

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

In addition, we have incurred $1,218,000 in additional debt to fund recent acquisitions with payments that are due over the next 15 months.

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

Based on the 21.5 million shares of common stock that are outstanding as of June 30, 2011, our officers and directors will beneficially own approximately 35.7% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

During the three months ended June 30, 2011, the Company sold 230,334 shares of common stock at $1.50 per share for cash and issued four-year warrants to purchase 230,334 shares of common stock at $2.00 per share to an accredited investor.  Both the common shares and the warrant contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the early of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrants terminates when the warrants expire or are exercised.  The proceeds will be used as working capital.

On April 1, 2011, the Company issued 2,425,000 shares of common stock in conjunction with the acquisition of Txtstation.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in conjuction with the acquisition of Mobivity.

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

CommerceTel Corporation

Date: August 15, 2011	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 15,2011	By:	/s/Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial)

Exhibit Index

Exhibit Number	Description

4.1	Form of Warrant
4.2	Secured Subordinated Promissory Note Dated as of April 1, 2011*
10.1	Asset Purchase Agreement dated as of March 3, 2011 by and among the Company, Adsparq Limited and certain shareholders identified therein
10.2	Form of Subscription Agreement
10.3	Acquisition Agreement dated April 8, 2011, by and among the Company, Mobile Visions, Inc., Mobivity LLC and the shareholders identified therein*
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Matthew Szot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Dennis Becker, Chief Executive Officer, and Matthew Szot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company's Current Report on Form 8-K filed April 11, 2011