Form 10-Q/A
period 2011-06-30
COMMERCETEL CORP
filed 2011-09-01
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of CommerceTel Corporation (the "Form 10-Q") is being filed to include in the exhibit index a reference to the XBRL files only. No other changes were made to the Form 10-Q.

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

CommerceTel Corporation

Date: September 1, 2011	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2011	By:	/s/Matthew Szot
Matthew Szot
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1	Form of Warrant*
4.2	Secured Subordinated Promissory Note Dated as of April 1, 2011**
10.1	Asset Purchase Agreement dated as of March 3, 2011 by and among the Company, Adsparq Limited and certain shareholders identified therein*
10.2	Form of Subscription Agreement*
10.3	Acquisition Agreement dated April 8, 2011, by and among the Company, Mobile Visions, Inc., Mobivity LLC and the shareholders identified therein**
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Matthew Szot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Matthew Szot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*         Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 2011.
**       Incorporated by reference to the Company's Current Report on Form 8-K filed April 11, 2011
***     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.