Form 10-Q
period 2011-09-30
COMMERCETEL CORP
filed 2011-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended September 30, 2011

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
Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of November 14, 2011, the registrant had 22,514,308 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION

-i-

Part I Financial Information

Item 1.                      Financial Statements.

CommerceTel Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Current assets
Cash	$1,152	$373,439
Accounts receivable	318,919	49,215
Other current assets	52,689	68,030
Total current assets	372,760	490,684

Equipment, net	31,714	1,609
Goodwill	5,120,712	-
Intangible assets, net	2,835,611	-
Other assets	49,650	46,317
TOTAL ASSETS	$8,410,447	$538,610

Current liabilities
Accounts payable	$581,392	$151,943
Accrued interest	120,923	37,901
Accrued and deferred personnel compensation	160,763	119,641
Deferred revenue and customer deposits	366,277	233,318
Notes payable, net of discount	1,817,275	803,156
Cash payment obligation, net of discount	147,414	-
Derivative liabilities	266,901	334,478
Other current liabilities	143,722	69,142
Total current liabilities	3,604,667	1,749,579

Non-current liabilities
Earn-out payable	2,664,466	-
Derivative liabilities	315,542	-
Total non-current liabilities	2,980,008	-
Total liabilities	6,584,675	1,749,579

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,360,793 and 17,700,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	22,361	17,700
Additional paid-in capital	11,947,645	6,945,584
Accumulated deficit	(10,144,234)	(8,174,253)
Total stockholders' equity (deficit)	1,825,772	(1,210,969)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$8,410,447	$538,610

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues

Revenues	$842,885	$254,274	$1,536,630	$683,096
Cost of revenues	311,717	109,865	570,605	337,357
Gross margin	531,168	144,409	966,025	345,739

Operating expenses
General & administrative	523,513	250,528	1,448,955	640,038
Sales & marketing	245,810	79,566	497,936	238,527
Engineering, research, & development	156,851	108,473	445,267	297,505
Depreciation & amortization	191,783	1,569	318,560	4,907
Total operating expenses	1,117,957	440,136	2,710,718	1,180,977

Loss from operations	(586,789)	(295,727)	(1,744,693)	(835,238)

Other income/(expense)
Interest income	-	-	-	-
Interest expense	(133,055)	(18,396)	(376,548)	(51,901)
Change in fair market value of derivative liabilities	(54,134)	-	152,822	-
Gain on debt extinguishment	-	775	-	115,326
Total other income/(expense)	(187,189)	(17,621)	(223,726)	63,425

Loss before income taxes	(773,978)	(313,348)	(1,968,419)	(771,813)

Income tax expense	(1,600)	-	(1,562)	-

Net loss	$(775,578)	$(313,348)	$(1,969,981)	$(771,813)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.11)

Weighted average number of shares during the period - basic and diluted	22,048,802	7,110,567	20,381,533	7,214,928

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2010	17,700,000	$17,700	$6,945,584	$(8,174,253)	$(1,210,969)

Issuance of common stock and warrants for cash	688,669	689	632,882	-	633,571
Issuance of common stock for acquisitions	3,944,540	3,945	3,992,549	-	3,996,494
Issuance of common stock for patent rights	14,286	14	17,843	-	17,857
Stock-based compensation	13,298	13	380,587	-	380,600
Equity offering costs	-	-	(21,800)	-	(21,000)
Net loss	-	-	-	(1,969,981)	(1,969,981)
Balance, September 30, 2011	22,360,793	$22,361	$11,947,645	$(10,144,234)	$1,825,772

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(1,969,981)	$(771,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	-	(115,326)
Bad debt expense	-	3,246
Stock-based compensation	380,600	106,788
Depreciation and amortization expense	318,560	4,907
Change in fair market value of derivative liabilities	(152,822)	-
Amortization of deferred financing costs	30,000	-
Amortization of note discounts	248,412	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(269,704)	(9,032)
Other current assets	28,525	1,851
Other assets	(33,333)	(10,000)
Accounts payable	314,920	374,633
Accrued interest	83,022	50,901
Accrued and deferred personnel compensation	41,122	156,106
Deferred revenue and customer deposits	112,639	(79,177)
Other liabilities	74,580	585
Net cash used in operating activities	(793,460)	(286,331)

INVESTING ACTIVITIES
Purchases of equipment	(12,189)	-
Acquisition of intangible assets	(77,000)	-
Cash paid for acquisitions	(209,833)	-
Acquisition of other assets	-	(1,605)
Net cash used in investing activities	(299,022)	(1,605)

FINANCING ACTIVITIES
Proceeds from capital contributions by former parent	-	249,897
Proceeds from issuance of notes payable	10,000	53,614
Payments on notes payable	(201,008)	-
Payments on cash payment obligation	(100,000)	-
Proceeds from issuance of common stock and warrants	1,033,003	-
Equity offering costs	(21,800)	-
Net cash provided by financing activities	720,195	303,511

Net change in cash	(372,287)	15,575
Cash at beginning of period	373,439	11,003
Cash at end of period	$1,152	$26,578

Supplemental disclosures:
Cash paid during period for :
Interest	$15,289	$-
Income Taxes	$-	$-

Non cash investing and financing activities:
Common stock issued for patents and trademarks	$17,857	$-

Fair value of assets acquired in acquisitions	$44,414	$-
Customer contracts	1,026,000	-
Customer relationships	1,406,000	-
Trade name	140,000	-
Technology / IP	458,000	-
Non-compete	16,000	-
Goodwill	5,120,712	-
Assumed liabilities - deferred revenue	(134,849)	-
Subordinated secured note payable	(781,064)	-
Subordinated note payable	(182,460)	-
Cash payment obligation	(241,960)	-
Earn-out payable	(2,664,466)	-
Common stock issued for acquisitions	(3,996,494)	-
Cash paid for acquisitions	$209,833	$-

See accompanying notes to condensed consolidated financial statements

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

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of CommerceTel, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest, (ii) former executive management team of CommerceTel, Inc. remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of CommerceTel, Inc.  Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or “GAAP”.  As a result, these condensed financial statements reflect the: (i) historical results of CommerceTel, Inc. prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost. In connection with the Merger, the Company received net assets of $16,496.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $10.1 million as of September 30, 2011.  These factors among others create a substantial doubt about our ability to continue as a going concern.  The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements.  Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through December 31, 2011.  These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we raised additional equity investments pursuant to a private placement totaling $1,033,003 from March 25, 2011, through September 30, 2011.  Longer term, we anticipate that we will continue to raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

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

Purchase Accounting

The Company accounts for acquisitions pursuant to Accounting Standards Codification (“ASC”) No. 805, Business Combinations.  The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, other assets, accounts payable, accrued expenses, notes payable, cash payment obligation, earn-out payable, derivative liabilities, and other current liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2011 and December 31, 2010, the carrying amounts of the Company’s financial instruments are generally considered to be representative of their respective fair values because of the short-term nature of those instruments or because they have been adjusted to fair value on the reporting date.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. The Company grants unsecured credit to substantially all of its customers.  Ongoing credit evaluations are performed and potential credit losses are charged to operations at the time the account receivable is estimated to be uncollectible.  Since the Company cannot necessarily predict future changes in the financial stability of its customers, the Company cannot guarantee that its reserves will continue to be adequate.

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended September 30, 2011 and 2010 was $6,154 and $1,569, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $13,314 and $4,907, respectively.

Intangible Assets

During the nine months ended September 30, 2011, the Company acquired U.S. Patent Number 6,788,769 from eMediacy, Inc. for cash and 14,286 shares of common stock, and incurred costs to prosecute other patent applications.  The Company capitalized $94,858 during this period, and is amortizing the costs on a straight-line basis over an estimated useful life of ten years.  Also see Notes 3 and Note 9.

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

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).  In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the condensed consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2011 and 2010, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2011 and 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 2,415,000 outstanding options and 688,669 outstanding warrants. In addition, see potential issuances associated with warrants and convertible debt in Notes 4 and 5.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This update is expected to change the process the Company uses to test goodwill for impairment, but is not expected to have a material impact on its consolidated financial statements.

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

The $241,960 obligation recorded at closing, represented the present value of the $250,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the scheduled cash payments.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the scheduled cash payment liability to the stated amount payable ($250,000). Accretion of the scheduled cash payment obligation totaled $2,990 and $5,454 for the three and nine months ended September 30, 2011. Accretion of the cash payment obligation was charged to interest expense in accordance with FASB ASC 480.

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

In determining the value of common stock issued as consideration in the acquisitions of Txtstation and Mobivity, the Company engaged a third party valuation expert (Vantage Point Advisors).  The Company determined that the trading price of the Company’s common stock was not an accurate indicator of fair value.  The Company determined that the fair market value of the Company’s common stock was $1.00 per share as of March 31, 2011.  This valuation was based on the private placement transaction that occurred in late March 2011 where 140,000 units were sold.  The price of the unit sold in the private placement was $1.50.  The unit price of $1.50 was bifurcated for the value of common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.   The Company used a Monte-Carlo simulation to calculate the prices of the common stock and warrants with and without down round protection.  The difference of with and without yields the value of each embedded option.  Key assumptions used in the valuation model included a volatility factor of 65%, risk-free interest rate of 0.17%, and probability of future private placement financings of 80%.  The valuation analysis resulted in an estimated fair market value of $1.00 per share.

BoomText Acquisition

On August 9, 2011, the Company completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”) to acquire substantially all of the assets of its BoomText interactive mobile marketing services business.  The effective date of the transaction was August 1, 2011. In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011; (iv) an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011; (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of September 30, 2011 the dollar value of the earn-out payable is $2,664,466, which is recorded as a non-current liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 2,422,242.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

Actual results of operations of Boomtext are included in the Company’s condensed consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Prepaid Assets	$3,000
Customer relationships	592,000
Trade name	39,000
Technology/IP	59,000
Non-compete	10,000
Goodwill	3,125,783
Total purchase price	$3,828,783

The purchase price consists of the following:

Cash	$120,514
Subordinated secured promissory note	175,000
Unsecured subordinated promissory note	182,460
Common stock	571,494
Earn-out payable	2,664,466
Liabilities assumed	114,849
Total purchase price	$3,828,783

The $194,658 unsecured subordinated promissory note does not bear interest, accordingly, the Company recorded the promissory note at the present value of the $194,658 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $2,745 for the three and nine months ended September 30, 2011. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

In determining the value of common stock issued as consideration in the acquisition of  Boomtext, the Company engaged a third party valuation expert (Vantage Point Advisors).  The Company determined that the trading price of the Company’s common stock was not an accurate indicator of fair value.  The Company determined that the fair market value of the Company’s common stock was $1.10 per share as of September 30, 2011.  This valuation was based on the private placement transactions that occurred for the three month period ending September 30, 2011, where 318,355 units were sold.  The price of the unit sold in the private placement was $1.50.  The unit price of $1.50 was bifurcated for the value of common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.  The Company used a Monte-Carlo simulation to calculate the prices of the common stock and warrants with and without down round protection.  The difference of with and without yields the value of each embedded option.  Key assumptions used in the valuation model included a volatility factor of 65%, risk-free interest rate of 0.06%, and probability of future private placement financings of 90%.  The valuation analysis resulted in an estimated fair market value of $1.10 per share.

The useful lives of the acquired intangibles are as follows:
	Useful Lives (Years)
	Txtstation	Mobivity	Boomtext

Customer contracts	5	n/a	n/a
Customer relationships	n/a	5	2
Trade name	5	5	1
Technology / IP	5	5	2
Non-compete	2	2.5	2
Goodwill	n/a	n/a	n/a

The Company recorded $24,000 and $87,910 in acquisition-related costs for accounting, legal and other costs in connection with the three acquisitions within the general and administrative expenses in its condensed consolidated statement of operations for the three and nine months ended September 30, 2011.

The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2011, as if the Txtstation, Mobivity, and Boomtext acquisitions described above had occurred on January 1, 2011 and the results of operations for the three and nine months ended September 30, 2010, as if the Txtstation, Mobivity, and Boomtext acquisitions described above had occurred on January 1, 2010.   The following unaudited pro forma financial information gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Proforma revenue	$948,543	$867,480	$2,691,328	$2,425,519
Proforma net loss	$(792,807)	$(449,014)	$(2,203,092)	$(1,245,890)

4.           Derivative Liabilities

As discussed in Note 5, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of September 30, 2011, the number of warrants to be issued remains indeterminate.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.  On November 10, 2011, $210,000 of principal convertible notes was converted for common stock and warrants, the note holders who converted into the unit offering did so in lieu of payback of principal and interest and warrant rights. Convertible note holders representing $800,000 in principal amount agreed to extend the maturity due date of the convertible notes to February, 2012 (see Note 13 Subsequent Events regarding bridge notes extended and converted for further details).  Therefore as of November 14, 2011, the number of warrants issuable, for the remaining outstanding principal amount of $800,000 still remains indeterminate.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At September 30, 2011, the Company recorded derivative liabilities of $582,443.  The change in fair value of the derivative liabilities for the three and nine months ended September 30, 2011 was a loss of $54,134 and a gain of $152,822, respectively, and was reported as other income/expense in the condensed consolidated statements of operations.

5.           Bridge Financing, Notes Payable and Accrued Interest

Bridge Financing

From November 2, 2010 through March 31, 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 3, 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.  See Note 13 Subsequent Events regarding bridge notes extended and converted.

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

WFG Investments, Inc., a registered broker dealer, was paid a placement agent fee in the amount of $40,000 which was capitalized as deferred financing costs, and is being amortized over the term of the Notes using the effective interest method.  The Company recorded $10,000 and $30,000 of expense for the amortization of the deferred financing costs during the three and nine months ended September 30, 2011, respectively.

The following table summarizes information relative to all of the outstanding Notes at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Bridge notes payable	$1,010,000	$1,000,000
Less unamortized discounts:
Variable maturity discount	(176)	(1,569)
Warrant discount	(29,794)	(267,259)
Bridge notes payable, net of discounts	$980,030	$731,172

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $1,876 for the variable conversion feature and a discount of $320,424 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $81,112 and $240,213 of interest expense for the amortization of the note discounts during the three and nine months ended September 30, 2011.

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

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext, the Company issued a secured subordinated promissory note in the principal amount of $175,000. The promissory note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.

As partial consideration for the acquisition of Boomtext, the Company also issued an unsecured subordinated promissory note in the principal amount of $194,658.  The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.  The $194,658 unsecured subordinated promissory note does not bear interest, accordingly, the Company recorded the promissory note at the present value of the $194,658 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $2,745 for the three and nine months ended September 30, 2011. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

The following table summarizes the Company’s notes payable as of September 30, 2011 and December 31, 2010:

	Notes Payable		Accrued Interest
	9/30/2011	12/31/2010	9/30/2011	12/31/2010
Bridge notes, net, as discussed above	$980,030	$731,172	$91,115	$15,792
Mobivity note, as discussed above	410,300	-	-	-
Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008, See Note 12	20,000	20,000	10,181	8,223
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	17,774	13,886
Digimark, LLC secured subordinated promissory note, as discussed above	175,000	-	1,853	-
Digimark, LLC subordinated promissory note, as discussed above	179,961	-	-	-
	$1,817,275	$803,156	$120,923	$37,901

Interest expense, including amortization of note discounts, totaled $133,057 and $18,396 for the three months ended September 30, 2011 and 2010. Interest expense, including amortization of note discounts, totaled $376,723 and $51,901 for the nine months ended September 30, 2011 and 2010.

6.           Stockholders’ Equity (Deficit)

 Common Stock

The Company commenced a private placement in late March 2011.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.   From July 1, 2011 to September 30, 2011, the Company issued 688,669 shares of common stock at $1.50 per share for cash and issued a four-year warrant to purchase 688,669 shares of common stock at $2.00 per share to several accredited investors raising gross proceeds of $1,033,003.  Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  The Company determined that the down round price protection on the common stock represents a derivative.  See Note 4 for further discussion.  Additionally, the Company recorded a derivative liability for the warrant as discussed in Note 4.

The Company recorded the par value of the common stock in equity ($689), recorded the fair market value of the down round price protection on the common stock as a derivative liability ($109,633), recorded the fair market value of the warrants as a derivative liability ($289,799), and recorded the remainder of the proceeds as additional paid-in capital.  See Note 4.

As of September 30, 2011, the Company has 22,360,793 common shares outstanding.

Stock-based Compensation

CTel Canada Plan

Certain employees, directors and consultants of the Company (the “Optionees”) received stock options exercisable for the common stock of (and issued by) our former parent company, CTel Canada.  Effective with the Merger, all of the unvested options became fully vested and the related stock-based compensation was recognized in 2010.   The Company recorded stock-based compensation of $38,137 and $106,788 in operating expenses for the three and nine months ended September 30, 2010, respectively, related to stock option grants made to the Optionees.

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula, and the expense is recognized on a straight-line basis over the vesting period.  The Company granted one option during the nine months ended September 30, 2010 and used the following valuation assumptions to determine the fair value of the option at the grant date: expected volatility of 152.96%; risk free interest rate of 0.94%; forfeiture rate of 0.0%; expected dividend rate of 0.0%; and expected term of three years.

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

A summary of option activity under the 2010 Plan as of September 30, 2011 and changes during the nine months then ended is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2011	1,808,750	$0.32	4.73
Granted	750,000	1.52	7.92
Exercised	-	-	-
Canceled/forfeited/expired	(143,750)	1.60	4.29
Outstanding at September 30, 2011	2,415,000	$0.62	5.38

Options vested and exercisable at September 30, 2011	306,247	$0.32	4.24

The aggregate intrinsic value of employee and  non-employee stock options outstanding and stock options exercisable at September 30, 2011 was $1,493,700  and $238,873, respectively.

As of September 30, 2011, total compensation cost related to non-vested employee stock options not yet recognized was $717,842, which is expected to be recognized over the next 1.49 years on a weighted-average basis.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for employees and non-employees of $107,902 and $380,600, for the three months and nine months ended September 30, 2011.  The Company recorded stock-based compensation in operating expenses for employees and non-employees of $38,317 and $106,788, for the three months and nine months ended September 30, 2010.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options and non-employee stock options granted during the nine months ended September 30, 2011 was $0.50 per share.  There were 175,000 options granted during the three months ended September 30, 2011.  The Company periodically revalues non-employee stock options as they vest.  The ranges of assumptions used during the nine months ended September 30, 2011 are as follows:

	September 30, 2011		Nine months ended September 30, 2011
	Employee Options	Non-Employee Options	Employee Options	Non-Employee Options
Expected volatility	60% to 61.6%	61.6%	60% to 61.6%	60% to 61.6%
Risk-free interest rate	0.91% to 2.31%	0.96%	0.91% to 2.31%	0.96% to 2.24%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	3.00 to 6.00	4.00 to 5.00	3.00 to 6.00	4.00 to 5.00

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

Warrants

As discussed in Note 5, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known as of September 30, 2011.  See Note 13 Subsequent Events regarding bridge notes extended and converted.

During the nine months ended September 30, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share.  The warrants are exercisable for four years from the date of issuance, and contains anti-dilution, or down round, price protection as long as the warrant remains outstanding.

No other warrants are issued or outstanding as of September 30, 2011.

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

At September 30, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 5), and the common stock and warrants issued in the current year (See Notes 4 and 6) at the aggregate fair market value of $582,443 utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the condensed consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

The following table provides a reconciliation of the beginning and ending balances of the derivative liabilities as of September 30, 2011:

	Variable maturity conversion liability	Additional security issuance derivative	Down round liability - shares	Down round liability - warrants	Total
Beginning balance January 1, 2011	$1,208	$333,270	$-	$-	$334,478
Issuances	11	1,341	109,636	289,799	400,787
Change in fair market value of derivative liabilities	(1,000)	(123,104)	(54,461)	25,743	(152,822)
Ending balance September 30, 2011	$219	$211,507	$55,175	$315,542	$582,443

9.           Intangible assets

Intangible assets consist of the following:

	Balance at			Balance at
	December 31, 2010	Additions	Amortization	September 30, 2011

Patents and trademarks	$-	$94,857	$(3,496)	$91,361
Customer contracts	-	1,026,000	(102,600)	923,400
Customer relationships	-	1,406,000	(130,734)	1,275,266
Trade name	-	140,000	(16,600)	123,400
Technology / IP	-	458,000	(49,733)	408,267
Non-compete	-	16,000	(2,083)	13,917

	$-	$3,140,857	$(305,246)	$2,835,611

Amortization expense totaled $185,629 and $0 for the three months ended September 30, 2011 and 2010, respectively. Amortization expense totaled $305,246 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2011	2012	2013	2014	2015
Amortization expense	$(211,504)	$(829,765)	$(668,432)	$(474,015)	$(474,015)

10.           Gain on Extinguishment of Debt

During the nine months ended September 30, 2010, the Company negotiated settlement agreements with regards to previously recorded liabilities of $135,702,  The Company paid $20,376 to settle these liabilities, and recorded a gain on extinguishment of debt of $115,326 in the condensed consolidated statements of operations.

11.           Concentrations

During the nine months ended September 30, 2011, no customer accounted for more than 10% of revenues.  During the nine months ended September 30, 2010 the Company had two customers accounting for 33% and 15% of revenues, respectively.  At September 30, 2010, the accounts receivable balances for these customers totaled $2,678.

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

13.           Subsequent Events

Bridge Notes Extended and Converted

 On November 10, 2011, the Company entered into agreements with all holders of its 10% Senior Secured Convertible Bridge Notes (the “Notes”) due November 2, 2011 in the principal amount of $1,010,000.  Under the terms of the agreements, holders of $800,000 in principal amount agreed to extend the maturity due date of the Notes to February, 2012, for these note holders no change has occurred in their rights.

In addition, holders of the balance of $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest into units (each, a “Unit”) each of which consists of one share of common stock of the Company (the “Common Stock”) and a four year warrant (each, a “Warrant”) to purchase one share of Common Stock at $2.00 per share. The conversion took place at a price of $1.50 per Unit.  Accordingly, the Company issued an aggregate of 153,515 shares of Common Stock and 153,515 Warrants.  As a result of the conversion, the holders of the converted notes forfeited all rights thereunder, including the right to acquire additional shares of warrants.

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

In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011; (iv) an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011; (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of September 30, 2011 the dollar value of the earn-out payable is $2,664,466, which is recorded as a liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 2,422,242.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. Actual results of operations of Boomtext are included in the Company’s condensed consolidated financial statements from the date of acquisition.

2011 Private Placement

We commenced a private placement in late March 2011.  As of September 30, 2011, we have raised gross proceeds of $1,033,003. In the third quarter of 2011, we raised an additional $477,501. The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 until the shares become freely trading.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, derivative liabilities, asset impairments, valuation and useful lives of depreciable tangible and certain intangible assets, the fair value of common stock used in acquisitions of businesses, the fair value of assets and liabilities acquired in acquisitions of businesses, and income taxes. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended September 30, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2010 contained in our 2010 Form 10-K, as filed with the SEC, except for ASC No. 805, Business Combinations, which is applicable to the acquisition of businesses.  Pursuant to ASC No. 805, the Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

Results of Operations

The following describes certain line items set forth in our condensed consolidated statements of operations.

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Revenues for the three months ended September 30, 2011 increased $588,611, or 231%, compared to the three months ended September 30, 2010.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011, which generated additional revenue of $157,164 and $287,079, respectively.  The increase is also attributed to the acquisition of Boomtext on August 1, 2011, which generated additional revenue of $247,054.  This additional revenue was partially offset by the loss of seven clients since September 30, 2010, and a reduction in one-time custom software development revenue recognized in 2010 that did not repeat in 2011.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 increased approximately $201,852, or 183% compared to the three months ended September 30, 2010.  This increase is primarily due to the acquisitions of Mobivity, Txtstation, and Boomtext, partially offset by reduced SMS and IVR costs corresponding to the decrease in revenues from the CommercTel business, and a reduction of line costs stemming from reduced phone line inventory.

Gross Profit

Gross profit for the three months ended September 30, 2011 increased by $386,759, or 268%, compared to the three months ended September 30, 2010. Gross profit as a percentage of revenue for the three months ended September 30, 2011 increased to 63% from 57% for the three months ended September 30, 2010.  The increase in gross profit as a percentage of revenue is due to the acquisitions of Mobivity, Txtstation, and Boomtext which generated higher gross margins.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $523,513 and $250,528, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $272,985 or 109% was primarily due to an increase in payroll and employee compensation of $183,028, legal fees of $42,000, accounting fees of $31,000 and additional personnel and consulting expenses associated with the Share Exchange Agreement and our acquisition strategy.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended September 30, 2011 and 2010 were $245,810 and $79,566, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $166,244 or 209% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity, Txtstation and Boomtext.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended September 30, 2011 and 2010 were $156,851 and $108,473, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $48,378 or 45% was primarily due to an increase in payroll and related employee expenses with the addition of our Chief Technology Officer in November 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 were $191,783 and $1,569, respectively.  The current period expense includes $184,125 of amortization expense which is primarily due to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Interest Expense

Interest expense for the three months ended September 30, 2011 increased $114,661 compared to the three months ended September 30, 2010.  Included in the current period interest expense is $86,847 of amortization of the bridge note, cash payment obligation and Digimark, LLC subordinated promissory note discounts recorded.  Also included in the current period interest expense is $10,000 of amortization of deferred financing costs.

Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2011, we recorded other expense of $54,134 related to the change in the fair value of its derivative liabilities during the period.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues for the nine months ended September 30, 2011 increased $853,534, or 125%, compared to the nine months ended September 30, 2010.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011, which generated additional revenue of $318,961 and $582,111, respectively.  The increase is also attributed to the acquisition of Boomtext on August 1, 2011, which generated additional revenue of $247,054.  This additional revenue was partially offset by the loss of thirteen clients since September 30 2010, and a reduction in one-time custom software development revenue recognized in 2010 that did not repeat in 2011.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2011 increased approximately $233,248, or 69% compared to the nine months ended September 30, 2010.  This increase is primarily due to the acquisitions of Mobivity, Txtstation and Boomtext partially offset by reduced SMS and IVR costs corresponding to the decrease in revenues from the CommercTel business, and a reduction of line costs stemming from reduced phone line inventory.

Gross Profit

Gross profit for the nine months ended September 30, 2011 increased by $620,286, or 179%, compared to the nine months ended September 30, 2010. Gross profit as a percentage of revenue for the nine months ended September 30, 2011 increased to 63% from 51% for the nine months ended September 30, 2010.  The increase in gross profit as a percentage of revenue is due to the acquisitions of Mobivity, Txtstation and Boomtext which generate higher gross margins.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,448,955 and $640,038, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $808,917 or 126% was primarily due to an increase in payroll and employee compensation of $448,764, legal of $167,415, accounting of $112,469, and additional personnel and consulting expenses associated with the Share Exchange Agreement and our acquisition strategy.

Sales and Marketing Expense

Sales and marketing expenses for the nine months ended September 30, 2011 and 2010 were $497,936 and $238,527, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $259,409 or 109% was due to an increase in payroll and related employee expenses as we grew our business in 2011 through the acquisitions of Mobivity, Txtstation and Boomtext.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the nine months ended September 30, 2011 and 2010 were $445,267 and $297,505, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $147,762 or 50% was due to an increase in payroll and related employee expenses with the addition of our Chief Technology Officer in November 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 were $318,560 and $4,907, respectively.  The current period expense includes $301,750 of amortization expense which is primarily due to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Interest Expense

Interest expense for the nine months ended September 30, 2011 increased $324,822 compared to the nine months ended September 30, 2010.  Included in the current period interest expense is $248,412 of amortization of the Bridge note, cash payment obligation and Digimark, LLC subordinated promissory note discounts recorded.  Also included in the current period interest expense is $30,000 of amortization of deferred financing costs.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2011, we recorded other income of $152,822 related to the change in the fair value of its derivative liabilities during the period.

Gain on Debt Extinguishment

During the nine months ended September 30, 2010, we negotiated settlement agreements with regards to previously recorded liabilities of approximately $135,702.  We paid $20,376  to settle these liabilities, and recorded a gain on extinguishment of debt of  $115,326 in the condensed consolidated statements of operations.

Liquidity and Capital Resources

We had negative working capital of approximately $3.2 million and $1.3 million, respectively, at September 30, 2011 and December 31, 2010.  Our cash balances as of September 30, 2011 and December 31, 2010 were approximately $1,000 and $373,000, respectively.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of $793,460 for the nine months ended September 30, 2011 compared to net cash used in operations of $286,331 for the nine months ended September 30, 2010.

The net cash used in operating activities for the nine months ended September 30, 2011 reflects a net loss of $1,969,980, which was increased by the stock-based compensation of $380,600, depreciation and amortization of $318,560, amortization of deferred financing costs of $30,000, and amortization of note discounts of $248,412, and which was partially offset by change in fair market value of our derivative liabilities of ($152,822).  Changes in operating assets and liabilities primarily included increases in accounts receivable of $269,704 and other assets of $33,333 partially offset by an increase in accounts payable of $314,919, an increase in accrued interest of $83,022, an increase in accrued compensation of $41,122, an increase in deferred revenues and customer deposits and other liabilities of $187,219.

The net cash used in operating activities for the nine months ended September 30, 2010 reflects a net loss of $771,813, which was increased by the gain on debt extinguishment of $115,326, and partially offset by stock-based compensation of $106,788, and other minor factors.  Changes in operating assets and liabilities included an increase in accounts payable of $374,633, an increase in accrued interest of $50,901, an increase in accrued compensation of $156,106, a decrease in deferred revenues and customer deposits of $79,177, and other minor factors.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $299,022 and $1,605, respectively.  In 2011, we acquired intangible assets (patents and trademarks) totaling $77,000 and also paid $209,833 in cash for the acquisition of Txtstation, Mobivity and Boomtext.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $720,195 and $303,511, respectively.  In 2011, we received proceeds of $1,033,003 from the sale of 688,669 shares of common stock and the issuance of warrants to purchase 688,669 shares at $2.00 per share; and we received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.  In 2011, we paid $195,764 against the principal balance of the note issued in the Mobivity acquisition as well as $100,000 against the cash payment obligation from the Txtstation acquisition.  We also paid $5,244 against the principal balance of the subordinated promissory note issued in the Boomtext acquisition.  In 2010, we received contributions from our former parent of $249,897 and we received $53,614 from the issuance of two short term notes payable, which were repaid in the fourth quarter of 2010.

Future Liquidity Needs

We will need to raise significant amounts of additional capital in order to continue to fund our operations, meet our debt service, and execute our acquisition strategy. As a consequence of our continued losses, and resultant net working capital deficiency and accumulated deficit, there exists substantial doubt about our ability to continue as a going concern. In addition, we are delinquent in payments due to certain key vendors.  We commenced a private placement in late March 2011.  As of September 30, 2011, we have raised gross proceeds of $1,033,003.  Unless this financing is completed at a level significantly higher than the $1,033,003 received to date, we will be unable to move forward with our acquisition strategy, the current level of operations and the efficient integration of the two acquisitions completed in April 2011 and the one acquisition completed in August 2011. We believe that the successful execution of our acquisition strategy should make it possible for us to raise additional funds before the end of 2011 and eventually generate sufficient cash flow from operations to reduce our dependence on outside capital sources.

In November 2011, we obtained a 90-day extension of the maturity date of our 10% Senior Secured Convertible Bridge Notes due November 2, 2011 with respect to $800,000.  The balance of $210,000 is being converted into 153,515 shares and four-year warrants to purchase an additional 153,515 shares at $2.00 per share.  Nevertheless, based on our resources at September 30, 2011, current proceeds from the recent private placement transaction and our current level of expenditures, we do not have sufficient capital to fund our operations for the next 12 months.  Our actual cash requirements may vary materially from those now planned because of a number of factors, including cash requirements associated with funding the purchase price of, and operations of, acquired businesses, the pursuit or development of products and or services, competitive and technical advances, costs of commercializing any potential products and or services, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to complete planned acquisitions or develop any products and or services, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on this evaluation, these officers concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective.  Management anticipates that our disclosure controls and procedures will not be effective until certain material weaknesses are remediated.

In our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO, as evidenced, for example, by our failure to file amendments to our Current Reports on Form 8-K to disclose financial results and pro forma financial information in connection with two recent acquisitions. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this quarterly report on Form 10-Q, we were not able to remediate the weaknesses described above.  However, in May 2011, we hired a corporate controller who has experience with implementing internal controls and compliance with the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.  We plan to continue to take steps to enhance and improve the design of our internal control over financial reporting.

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

On November 10, 2011, CommerceTel Corporation (the “Company”) entered into agreements with all holders of its 10% Senior Secured Convertible Bridge Notes (the “Notes”) due November 2, 2011 in the principal amount of $1,010,000.  Under the terms of the agreements, holders of $800,000 in principal amount agreed to extend the maturity due date of the Notes to February, 2012.

In addition, holders of the balance of $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest into units (each, a “Unit”) each of which consists of one share of common stock of the Company (the “Common Stock”) and a four year warrant (each, a “Warrant”) to purchase one share of Common Stock at $2.00 per share. The conversion took place at a price of $1.50 per Unit.  Accordingly, the Company issued an aggregate of 153,515 shares of Common Stock and 153,515 Warrants.

The remaining outstanding bridge notes balance of  $800,000 with a maturity date of February 2, 2012.

In addition, we have incurred $1,235,722 in additional debt to fund recent acquisitions with payments that are due over the next 12 months.

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
·             quarterly variations in our revenues and operating expenses;
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

Based on the 22.4 million shares of common stock that are outstanding as of September 30, 2011, our officers and directors will beneficially own approximately 34.4% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

During the three months ended September 30, 2011, the Company sold 318,335 shares of common stock at $1.50 per share for cash and issued four-year warrants to purchase 318,335 shares of common stock at $2.00 per share to an accredited investor.  Both the common shares and the warrant contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the early of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrants terminates when the warrants expire or are exercised.  The proceeds will be used as working capital.

On April 1, 2011, the Company issued 2,425,000 shares of common stock in conjunction with the acquisition of Txtstation.

On April 1, 2011, the Company issued 1,000,000 shares of common stock in conjunction with the acquisition of Mobivity.

On August 1, 2011, the Company issued  519,540 shares of common stock in conjunction with the acquisition of Boomtext.

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

CommerceTel Corporation

Date: November 14, 2011	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Dennis Becker, Chief Executive Officer, and Matthew Szot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document*
XBRL Taxonomy Extension Schema*
XBRL Taxonomy Extension Calculation Linkbase*
XBRL Taxonomy Extension Definition Linkbase*
XBRL Taxonomy Extension Label Linkbase*
XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.