Form 10-Q/A
period 2011-09-30
COMMERCETEL CORP
filed 2011-11-21
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

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

EXPLANATORY   NOTE

    The purpose of this Amendment No. 1 to CommerceTel Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), is solely to correct errors in and to furnish revised XBRL Documents in Exhibit 101 to the Form 10-Q.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

    No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

    Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II Other Information

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

CommerceTel Corporation

Date: November 21, 2011	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Table of Contents

Exhibit Index

Exhibit Number	Description
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Matthew Szot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document**
XBRL Taxonomy Extension Schema**
XBRL Taxonomy Extension Calculation Linkbase**
XBRL Taxonomy Extension Definition Linkbase**
XBRL Taxonomy Extension Label Linkbase**
XBRL Taxonomy Extension Presentation Linkbase**

*   Incoporated by reference to CommerceTel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.