Form 10-K
period 2011-12-31
COMMERCETEL CORP
filed 2012-04-16
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 000-53851

CommerceTel Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

58 West Buffalo St, #200
Chandler, AZ 85225
 (Address of Principal Executive Offices & Zip Code)

(866) 622-4261
(Telephone Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common stock equity, as of June 30, 2011, representing the last business day of the registrant’s most recently completed second fiscal quarter: $40,868,278.  For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant.  This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

As of March 23, 2012, the registrant had 22,754,308 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011

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

Part I

Item 1.	Business

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

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over five million consumers have been engaged via their mobile device thanks to our technology.

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

●
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

●
Expand our sales and customer support infrastructure. We have historically focused our efforts on development of our technology and solutions.  Going forward, we intend to increase significantly our investments in sales and customer support.

●
Acquire complementary businesses and technologies.  Our future growth will largely depend upon our ability to acquire and integrate complementary businesses.  We have identified hundreds of companies operating in the mobile marketing industry.  Most are privately owned and have relatively modest revenues and limited exit options.  We believe that the combination of our award-winning technology platform and the “currency” of our publicly traded common stock will make us an attractive alternative for many of these companies. We target companies with the following characteristics:  (1) an established revenue base, (2) strong pipeline and growth prospects, (3) break-even or positive cash flow, (4) opportunities for substantial expense reductions through integration into our platform, (5) strong sales teams, and (6) technology and services that further build out and differentiate our platform.

●
Build our intellectual property portfolio.  We currently have one issued patent and recently acquired a second issued patent that we believe have significant potential application in the mobile marketing industry.  We plan to continue our investment in building a strong intellectual property portfolio.

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

Mobivity Acquisition

On April 1, 2011, we acquired the Mobivity interactive mobile marketing platform and services business from Mobivity, LLC and Mobile Visions, Inc.

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

BoomText Acquisition

On August 1, 2011, we acquired the assets of the BoomText interactive mobile marketing services with Digimark, LLC (“Digimark”).  The purchase price for the acquisition consisted of the following components:

(i)	519,540 shares of our common stock issued at closing;

(ii)	$120,514 in cash paid at closing;

(iii)
a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011;

(iv)
an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes;

(v)
an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of our common stock equal to (a) 1.5, multiplied by our net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of our common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).

As of December 31, 2011 the estimated dollar value of the earn-out payable is $2,658,238, which is recorded as a non-current liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 2,422,242.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

Mobile Web

The Mobile Web is quickly emerging as a mainstream information, entertainment and transaction source for people on the move and away from a PC.  Browsing the Mobile Web is similar to traditional PC-based Web browsing and provides users with access to news, sports, weather, entertainment and shopping sites.  However, there are some significant differences between PC based access and phone-based access:

●
The mobile phone is a targeted device with typically only one user.  This enables the delivery of relevant communications causing users to become engaged immediately with campaigns and content resulting in increased campaign effectiveness.

●
Mobile phones do not permit detailed search and delivery.  Rather, mobile users will usually seek quick access to succinct information and services. Space on mobile phone screens is at a premium, and users have limited input mechanisms, so Mobile Web sites need to be easy to navigate using just the mobile phone keypad.

●	Mobile phones have a broad range of different form factors, screen sizes and resolutions, all of which presents a challenge for the display and optimal viewing of content and advertising.

Mobile Messaging

Mobile messaging technology enables users to communicate in a so-called asynchronous manner, where messages are stored in the network and delivered to the recipient as soon as the recipient’s mobile phone can receive it.  Once delivered, the message is stored on the users’ mobile phone.  SMS (Short Messaging Service) allows a mobile user to send and receive a text message of up to 160 characters and across virtually any operator network.  This service is also referred to as “text messaging” or “texting”.  All recent mobile phone models support SMS.  As a result, the large installed base of SMS phones creates a large addressable market for SMS-based mobile marketing campaigns.  MMS (Multimedia Messaging Service) is the rich media equivalent to SMS text messages.  An MMS message can include graphics, photos, audio and video, in addition to text. MMS is not yet universally supported by all networks; however this market segment is growing.  SMS and MMS services are together referred to as “mobile messaging” or “messaging”. The stickiness of Mobile Messaging, the enormous reach of SMS and the rich media capabilities of MMS make this channel a highly rewarding advertising opportunity.

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

●
Proprietary Technology:  Our proprietary, patent pending technology enables our customers to reach across all mobile phone interfaces.  We continue to develop, design and deploy enterprise-grade software that we believe is more advanced than technologies developed by our competitors.

●
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

●
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

Marketing and Sales

We believe that a successful marketing campaign addressed to mobile marketing and content operators, particularly large agencies and brands, is largely dependent on strong personal relationships with executives and a solutions-based sales approach. We intend to employ an executive level sales team capable of fostering direct relationships with brands while business development resources will focus on channel partnerships through IT systems integrators and marketing agencies.  Due to expansion into the small and medium size enterprise (SME) market with the acquisition of Mobivity and Boomtext, we also expect to make significant progress marketing our solutions to franchises and small individually owned businesses.  We currently employ an inside sales team to exclusively market our SME product to this market segment.

Certain minimum capitalization and financial levels are usually required by large enterprises when seeking technical vendors.  Therefore, we intend to employ a partnership strategy in selling to large enterprises. Partnerships will allow us to sell into larger enterprises during our early growth period by avoiding having to meet these minimum capitalization levels.

We also intend to employ a small executive level sales team and continue our market leadership position with our large brand name client base establishing credibility and entre to prospective, targeted accounts across all vertical segments. As key accounts are won, and we begin to scale, our strategy will employ a core "Client Services" team to serve existing clients and drive revenue growth from existing business, while a direct sales force will be tasked with focusing exclusively on new client relationships.

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

Research and Development

We have built a strong internal software development team that has many years of experience in the mobile advertising and marketing industries. As of December 31, 2011, we had three engineers and software developers in our development centers located in San Diego, CA.   Our recent research and development activities have been focused on enhancements to our platform.  Current research and development initiatives continue to focus on extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

We believe that having a dedicated, highly-trained advanced projects team enables us to effectively address the rapidly evolving mobile marketing and advertising services market.

We expect our total research and development expenditures in calendar year 2012 to be approximately $600,000.

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

We believe that the key competitive factors that our customers use in selecting solutions include the availability of:

●	an integrated, scalable and relatively easy to implement platform that can expand the reach of their future campaigns;
●	solutions providing high quality functionality that meet their immediate marketing and advertising needs;
●	sophisticated analytics and reporting;
●	competitive pricing;
●	existing strategic relationships with customers globally;
●	high levels of quality service and support; and
●	a sophisticated and financially stable provider with a proven track record.

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

As of December 31, 2011 we owned two patents. Additionally, we have two pending U.S. patent applications. U.S. Patent number #7,991,388 B1 was issued on August 2, 2011.  This patent invents the Geo-Bio-Metric Pin, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: Geolocation, Facial Image, Accelerometer, and text messaging. The end goal of the Geo-Bio-Metric Pin service is to authenticate a user while verifying the following: 1) the user is currently using his/her phone; 2) the user is at the geolocation that their phone is at; 3) the user is not at another location and using their phone through a proxy; and 4) an impostor is not using the phone.

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

Employees

As of April 11, 2012, we had thirty nine full-time employees, two part-time employee and two contract employees. Sales, marketing, and business development functions are provided by fourteen full time employees. Engineering and research and development functions are provided by three full time employees, and one contract employee. Client Services functions are provided by thirteen full time employees and one contract employee.  General administration, finance, and executive management consist of nine full time employees and two part time employees.

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

●
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

●
Behavioral Advertising.    Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual's web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Currently, behavioral advertising is not formally regulated in the U.S., but many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in the past two years that would restrict or prohibit behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

●
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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

Our $1,717,627 principal amount currently outstanding of bridge notes (plus interest accrued at 10% annually), matures on May 2, 2012.  There is no certainty that we will have the liquidity necessary to settle the bridge notes including accrued interest at the maturity date, nor is it certain that the bridge lenders will agree to an extension of the maturity date or an accommodation favorable to us.  Our obligations under the bridge notes are secured by all of our assets.  In the event we cannot settle the bridge notes at the maturity date or reach an accommodation with the bridge lenders, they may declare a default and foreclose on our assets.  If that were to occur, our operations would be severely jeopardized if not entirely curtailed.

We will need to raise additional capital to grow our business.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand and revenues from operations will not satisfy our operational and capital requirements for the next 6 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors, including but not limited to:

●	market acceptance of our mobile marketing and advertising services;
●	the need to adapt to changing technologies and technical requirements;
●	the need to adapt to changing regulations requiring changes to our processes or platform; and
●	the existence and cost of opportunities for expansion through internal growth and acquisitions.

As a result, we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth. We may not be able to raise cash on terms acceptable to us or at all. Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If new sources of financing are required but are insufficient or unavailable, we would be required to modify our growth and operating plans to the extent of available funding, which could harm our ability to grow our business.

If we do not generate significant additional revenue we will continue to receive a going concern qualification in our audit.

Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.  We do not generate sufficient revenue and have negative cash flow from operations, which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.  We are actively seeking new investors.

We may not be successful in executing our acquisition strategy.

Our future growth will largely depend on the successful continued execution of our acquisition strategy. If we are unable to acquire other companies in the mobile marketing sector, our growth, valuation and prospects will be adversely affected. It is possible that acquisition targets will not be receptive to either the valuation offered or our intention to pay for acquisitions using our common stock as the “currency”. If we are unable to grow other than organically, our growth prospects will be reduced and our ability to raise capital on acceptable terms and the value of our common stock will both be compromised.

In addition, our future acquisitions may be expensive and time-consuming and we may not realize anticipated benefits from them. The specific risks we may encounter in these types of transactions include the following:

●
Potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition;

●	The possibility that staff or customers of the acquired company might not accept new ownership and may transition to different technologies or attempt to renegotiate contract terms or relationships;

●
The possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product and service quality, intellectual property issues, key personnel issues or legal and financial contingencies; and

●	Difficulty in integrating acquired operations due to technology constraints or geographical distance.

A failure to successfully integrate acquired businesses for any of these reasons could have a material adverse effect on our results of operations.

Our sales efforts to large enterprises require significant time and effort and could hinder our ability to expand our customer base and increase revenue.

Attracting new customers to our large enterprise division requires substantial time and expense, especially in an industry that is so heavily dependent on personal relationships with executives.  We cannot assure that we will be successful in establishing new relationships, or maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to customers who do not currently perform mobile marketing or advertising or are unfamiliar with our current services or platform.  Further, many of our customers typically require input from one or more internal levels of approval. As a result, during our sales effort, we must identify multiple people involved in the purchasing decision and devote a sufficient amount of time to presenting our products and services to those individuals.  The complexity of our services, including our software-as-a-service model, often requires us to spend substantial time and effort assisting potential customers in evaluating our products and services including providing demonstrations and benchmarking against other available technologies.  We expect that our sales process will become less burdensome as our products and services become more widely known and used.  However, if this change does not occur, we will not be able to expand our sales effort as quickly as anticipated and our sales will be adversely affected.

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

Our Enterprise customer contracts lack uniformity and often are complex, which subjects us to business and other risks.

A portion of our customers include some of the largest enterprises which have substantial purchasing power and negotiating leverage. As a result, we typically negotiate contracts on a customer-by-customer basis and our contracts lack uniformity and are often complex. If we are unable to effectively negotiate, enforce and account and bill in an accurate and timely manner for contracts with our key customers, our business and operating results may be adversely affected.  In addition, we could be unable to timely recognize revenue from contracts that are not managed effectively and this would further adversely impact our financial results.

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

We operate in an emerging technology market and have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our products and services may suffer, which could negatively affect our brand and operating results. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●            implement additional management information systems;
●            further develop our operating, administrative, legal, financial and accounting systems and controls;
●            hire additional personnel;
●            develop additional levels of management within our company;
●            locate additional office space in various countries; and
●            maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.

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

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Dennis Becker, our Chief Executive Officer, Timothy Schatz, our Chief Financial Officer, Greg Harris, our Vice President of Technology, and Michael Falato, Senior Vice President of Business Development.  We currently have an employment agreement in place with Mr. Becker.  We do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

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

We have issued and intend to continue to issue additional common shares in the execution of our acquisition strategy, both increasing the number of free trading shares and dilution. This increase in both free trading shares and total shares outstanding may have a depressive effect on our stock price and a deleterious effect on our ability to both raise additional equity capital and complete acquisitions using our common stock as the principal currency.

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

●
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	announcements of new acquisitions or other business initiatives by our competitors;
●	our ability to take advantage of new acquisitions or other business initiatives;
●            quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting us, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements by relevant governments pertaining to additional quota restrictions; and
●	fluctuations in interest rates and the availability of capital in the capital markets.

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

Based on the 22,754,308 shares of common stock that are outstanding as of December 31, 2011, our officers and directors will beneficially own approximately 34.4% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

We currently lease 6,730 square feet of office space located at 58 W. Buffalo St., Chandler, Arizona at a monthly expense of $10,850.  The original 63 month lease term expires December 31, 2015. We believe the property is sufficient for our needs at this time.  We also lease approximately 400 square feet of satellite office space located at 10251 Vista Sorrento Pkwy, San Diego, California, at a monthly expense of $1,800, on a month to month basis.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.	Removed and Reserved

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Our common stock has been included for quotation on the OTC Bulletin Board under the stock symbol “MFON” since December 9, 2010.  From January 2010 to that date, our stock was traded on the OTC.BB under the symbol “AREV”.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated.   Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Year Ended December 31, 2011	HIGH	LOW
Fourth Quarter	$1.60	$0.37
Third Quarter	$2.00	$1.10
Second Quarter	$3.35	$1.25
First Quarter	$4.25	$1.45

Year Ended December 31, 2010	High	Low
Fourth Quarter	$1.50	$.10
Third Quarter	$.10	$.10
Second Quarter	$.10	$.10
First Quarter	$.10	$.10

Holders of Record

As of March 2, 2012, there were approximately 58 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2011 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect December 31, 2011.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	Number of securities to be issued upon exercise of outstanding options
	(a)	(b)	(c)

Equity compensation plans not approved by security holders (1)	2,515,000	$.64	609,000

Total	2,515,000	$.64	609,000

(1) Comprised of our 2010 Incentive Stock Plan

Item 6.	Selected Financial Data

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K we are not required to provide the information set forth in this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K.  This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materials from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward Looking Statements” contained elsewhere in this Form 10-K.  Additionally, you should read the “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.

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

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a truly unique and individual address to the end user. The future of digital media will be driven by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over 5.5 million consumers have been engaged via their mobile device thanks to our technology.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

Revenues

Revenues for the year ended December 31, 2011 were $2,524,265, an increase $1,605,049, or 175%, compared to the year ended December 31, 2010.  Increases related to revenues from acquired business operations of $1,953,833 were offset by reductions in revenue of $348,785 from the CommerceTel legacy legacy VoIP operating segment.  This decrease resulted from continued attrition of VoIP customers, a revenue stream that CommerceTel has chosen not to continue pursuing.

Cost of Revenues

Cost of revenue for the year ended December 31, 2011 was $986,854, an increase of $568,984, or 136% compared to the same period in 2010.  This increase is due to increased costs for SMS transmission, short code fees, sales commissions, co-location costs, and merchant fees resulting from the three acquired operating segments. This increase was offset by reductions in costs related to IVR and VoIP revenue declines.

Gross Profit

Gross profit for the year ended December 31, 2011 was $1,537,411, an increase of $1,036,065, or 207%, compared to the same period in 2010. Gross profit as a percentage of revenue for the year ended December 31, 2011 increased to 60.9% compared to 54.5% in 2010.

Sales & Marketing Expense

Sales & Marketing expenses for the years ended December 31, 2011 and 2010 were $583,284 and $225,783, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $357,501 was due to an increase in sales and marketing headcount resulting from the acquired operations and an increase in sales and marketing related travel as compared to 2010.

Engineering, Research, & Development Expense

Engineering, research, and development expenses for the years ended December 31, 2011 and 2010 were $347,884 and $405,819, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $57,935 was due to a decrease in consulting expense due to a reduction of two engineering contractors, offset by an increase in stock-based compensation expense.

General & Administrative

General and administrative expenses for the years ended December 31, 2011 and 2010 were $3,625,799 and $1,157,131, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $2,468,668 was due primarily to the addition of 16 employees, one additional facility, and accounting and legal expenses resulting from our three acquisitions in 2011, and other general administrative expenses.

Goodwill and Intangible Asset  Impairment

At year end 2011, the Company incurred Goodwill Impairment charges of $10,435,170, and Intangible Asset Impairment charges of $1,325,134 related to the three acquisitions it completed during 2011 due to its valuation of these assets at December 31, 2011.  The resulting charges were increased due to the adjustment in stock price used in the underlying valuation calculations, as discusssed in Note 15 of the financial statements.  As a result, the company has conservatively reduced the value of these assets at December 31, 2011.  The Company believes the 2011 acquisitions have performed substantially in line with expectations.

Loss from Operations

Net loss for the year ended December 31, 2011 was $15,530,932, an increase of $14,237,197, or 1100%, compared to the year ended December 31, 2010.  The Loss from Operations for 2011 includes non-cash related Goodwill Impairment charges of $10,435,170, and Intangible Asset Impairment charges of $1,325,134.

Other Income

We had other income of $176 for the year ended December 31, 2011, compared to $199,401 for the year ended December 31, 2010.  The decrease related to debt settlement agreements negotiated in 2010 resulting in one-time gains of $199,401.

Interest Expense

Interest expense for the year ended December 31, 2011 increased $423,827 or 352%, compared to the year ended December 31, 2010, due to additional interest expense resulting from 10% convertible bridge notes outstanding the entire year 2011, and issuance of additional bridge notes.  (See Bridge Note Financing).

Change in Fair Market Value of Derivative Liabilities

Change in fair market value for derivative liabilities for the year ended December 31, 2011 and 2010 were $1,234,145 and $14,861, respectively.  The increase is due to embedded derivatives in warrants and price protection from our 2011 private placement, and additional convertible bridge notes issued in 2011.  (See Bridge Note Financing and 2011 Private Placement).

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 and 2010 were $751,052 and $6,348, respectively. The current year expense includes $724,364 of amortization expenses which are primarily due to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Net Loss

Net Loss for the year ended December 31, 2011 and December 31, 2010 were $16,312,989 and $1,229,583 respectively.  The Net Loss for 2011 and 2010 included $14,583,712 and $241,726, respectively, of non-cash charges.

Liquidity and Capital Resources

As of December 31, 2011, we had current assets of $260,166, including $396 in cash, and current liabilities of $5,182,219.   As of December 31, 2010, we had current assets of $490,684, including $373,439 in cash, and current liabilities of $1,749,579.

Sources of Liquidity

Operating Activities.    Our operating activities resulted in net cash used by operations of $890,684 for the year ended December 31, 2011 compared to net cash used by operations of $818,957 for the year ended December 31, 2010.

The operating results for the year ended December, 2011 reflects a net loss of $16,312,989 offset by goodwill and intangible asset impairment of $11,760,304, depreciation and amortization of $751,072, bad debt expense of $21,514, share based compensation of $1,380,256, stock issued for services of $25,000, change in fair market value of derivative liability of $1,234,145, amortization of deferred financing costs of $39,958, a gain on adjustment in contingent consideration, and amortization of note discounts of $370,810.  For the year ended December 31, 2011 the non-cash charges totaled $14,583,712.  Changes in operating assets and liabilities included an increase in accounts receivable of $216,145, an increase in accounts payable of $576,305, increase in accrued interest of $112,796, increase in deferred personnel compensation of $118,050, increase in other liabilities of $176,085, increase in deferred revenues and customer deposits of $72,887, and other minor factors.

The operating results for the year ended December 31, 2010 reflects a net loss of $1,229,583 offset by gains on debt extinguishment of $199,401, depreciation of $6,348, bad debt expense of $6,276, share based compensation of $156,785, change in fair market value of derivative liability of $14,861, amortization of deferred financing costs of $6,667, and amortization of note discounts of $50,789.  Changes in operating assets and liabilities included an increase in accounts payable of $255,443, increase in deferred personnel compensation of $147,359, decrease in deferred revenues and customer deposits of $94,386, and other minor factors.

Investing Activities.    Our investing activities resulted in a net cash outflow of $299,022 for the year ended December 31, 2011 compared to a net cash outflow of $0 for the year ended December 31, 2010. The increase was primarily due to acquisition of intangible assets and cash paid for acquisitions.

Financing Activities.    Our financing activities resulted in a cash inflow of $816,664 for the year ended December 31, 2011 and $1,181,393 for the year ended December 31, 2010.  In 2011, financing activities consisted of $1,011,203 in proceeds from issuance of common stock and warrants, offset by $194,539 in payments (net of proceeds) on notes payable and cash obligation, and other minor factors.  In 2010, financing activities consisted of $249,897 in cash contribution from former parent company, $915,000 in proceeds (net of payments) from notes payable, and other minor factors.

Non Cash Financing Activities.  In 2011 non cash financing activities totaling $11,891,499 consisted of $11,318,069 in common stock issued for acquisitions, $230,271 conversion of notes payable and accrued interest into common stock, $149,197 in debt discounts, $143,961 in the effect of conversion of debt into common stock in derivative liability, and $50,000 in common stock issued for acquisition of patent.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand will not satisfy our operational and capital requirements for the next 6 months. In addition, on May 2, 2012, we are required to repay bridge loan obligations in the amount of $1,717,600, unless the existing bridge note holders agree to extend the maturity or they convert their bridge loan into equity.  Additionally, the operations of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors.  Our existing working capital is not sufficient to meet our cash requirements and we are seeking additional capital, potentially through debt, or equity financings, to fund our growth.

Although we are actively pursuing financing opportunities, we may not be able to raise cash on terms acceptable to us or at all.  There can be no assurance that we will be successful in obtaining additional funding.  Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations in the short term.

Bridge Note Financing

On November 2, 2010, we issued to a number of accredited investors a series of our 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,000,000 (the “Financing”). The Notes accrue interest at the rate of 10% per annum. The entire principal amount of the Notes plus all accrued and unpaid interest is due on the earlier of (i) the date we complete a financing transaction for the offer and sale of shares of our common stock (including securities convertible into or exercisable for our common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), or (ii) November 3, 2011. To date, $210,000 in principal of these Notes has been converted into common equity at $1.50 per share with the remaining portion having extended the maturity date to May 2, 2012.  On the maturity date of the Notes, in addition to the repayment of the principal amount and all accrued and unpaid interest, we will issue to each holder of the Notes, at each such holder’s option, (i) three year warrants to purchase that number of shares of our common stock equal to the principal amount of (plus all accrued and unpaid interest on) the Notes held by the holder divided by the per share purchase price of the common stock offered and sold in the Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price, or (ii) that number of shares of common stock equal to the product arrived at by multiplying (x) the principal amount of (plus all accrued and unpaid interest on) the Notes held by the holder, divided by the Offering Price and (y) 0.33.  Our obligations under the Notes are secured by all of our assets, including all shares of CommerceTel, Inc., our wholly owned subsidiary.

In November, 2011, we issued to a number of accredited investors an additional series of 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $262,500.  In 2012, we issued additional Notes in the aggregate of $645,000.  As of April 10, 2012 there is $1,717,627 in principal amount of outstanding notes, due May 2, 2012.

In consideration for the Holder’s agreement to extend the maturity date of the Notes to May 2, 2012, the Company agreed to issue to the Holder a number of shares of Borrower’s common stock equal to the amount of accrued and unpaid interest due under the Note as of January 31, 2012 divided by the Offering Price of a future private placement.

In March, 2012, a note holder was repaid $65,000 in principal and interest.

2011 Private Placement

We commenced a private placement in late March 2011, and continued until November 2011. As of April 1, 2012, we have raised gross proceeds of $1,033,002. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 before August 31, 2012.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made, including those related to share based compensation and valuation of the derivative liability. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Revenue recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  At December 31, 2011 and 2010, deferred revenues totaled $309,063 and $215,430, respectively.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  The Company estimates the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The fair value of the derivatives is estimated using a Monte Carlo simulation model.  The model utilizes a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period.  Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CommerceTel Corporation
Chandler, AZ 85225

We have audited the accompanying consolidated balance sheets of CommerceTel Corporation. (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month period then ended. The financial statements for the period ended December 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CommerceTel Corporation. as of December 31, 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 16, 2012

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

/s/ Mayer Hoffman McCann P.C.
San Diego, California
April 14, 2011

Item 8.	Financial Statements

CommerceTel Corporation
Consolidated Balance Sheets

	Years ended December 31,
	2011	2010
Current assets
Cash	$396	$373,439
Accounts receivable, net of allowance for doubtful
accounts of $18,050 and $0, respectively	243,846	49,215
Other current assets	15,924	68,030
Total current assets	260,166	490,684

Equipment, net	25,316	1,609
Goodwill	3,002,070	-
Intangible assets, net	1,116,506	-
Other assets	197,046	46,317
TOTAL ASSETS	$4,601,104	$538,610

Current liabilities
Accounts payable	$842,777	$151,943
Accrued interest	130,426	37,901
Accrued and deferred personnel compensation	237,691	119,641
Deferred revenue - related party	200,000	-
Deferred revenue and customer deposits	126,525	233,318
Convertible notes payable, net of discount	1,002,730	731,172
Notes payable, net of discount	736,270	71,984
Cash payment obligation, net of discount	86,714	-
Derivative liabilities	1,573,859	334,478
Other current liabilities	245,227	69,142
Total current liabilities	5,182,219	1,749,579

Non-current liabilities
Settlement payable	125,846	-
Earn-out payable	2,658,238	-
Total non-current liabilities	2,784,084	-
Total liabilities	7,966,303	1,749,579

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000
shares authorized; 22,754,308 and 17,700,000 shares
issued and outstanding as of December 31, 2011 and
December 31, 2010, respectively	22,754	17,700
Additional paid-in capital	21,099,289	6,945,584
Accumulated deficit	(24,487,242)	(8,174,253)
Total stockholders' equity (deficit)	(3,365,199)	(1,210,969)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,601,104	$538,610

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Operations
	Year ended December 31,	Year ended December 31,
	2011	2010

Revenues
Revenues	$2,524,265	$919,216
Cost of revenues	986,854	417,870
Gross margin	1,537,411	501,346

Operating expenses
General & administrative	3,625,799	1,157,131
Sales & marketing	583,284	225,783
Engineering, research, & development	347,884	405,819
Depreciation & amortization	751,072	6,348
Goodwill Impairment	10,435,170	-
Intangible asset impairment	1,325,134	-
Total operating expenses	17,068,343	1,795,081

Loss from operations	(15,530,932)	(1,293,735)

Other income/(expense)
Interest income	176	-
Interest expense, net	(544,215)	(120,388)
Change in fair market value of derivative liabilities	(1,234,145)	(14,861)
Gain on debt extinguishment	-	199,401
Gain on adjustment in contingent consideration	999,347	-
Total other income/(expense)	(778,837)	64,152

Loss before income taxes	(16,309,769)	(1,229,583)

Income tax expense	(3,220)	-

Net loss	$(16,312,989)	$(1,229,583)

Net loss per share - basic and diluted	$(0.78)	$(0.14)

Weighted average number of shares
during the period - basic and diluted	20,910,334	8,950,585

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2009	7,267,972	7,268	5,029,240	(6,944,670)	(1,908,162)
Capital contributions by former parent	-	-	249,897	-	249,897
Notes and payables converted into common stock	2,732,028	2,732	1,500,866	-	1,503,598
Recapitalization of CommerceTel, Inc.	7,700,000	7,700	8,796	-	16,496
Stock-based compensation	-	-	156,785	-	156,785
Net loss and comprehensive loss	-	-	-	(1,229,583)	(1,229,583)
Balance, December 31, 2010	17,700,000	$17,700	$6,945,584	$(8,174,253)	$(1,210,969)
Issuance of common stock and warrants for cash	688,669	689	1,032,314	-	1,033,003
Issuance of common stock for acquisitions	3,944,540	3,945	11,314,124	-	11,318,069
Issuance of common stock for patent rights	14,286	14	49,986	-	50,000
Issuance of common stock for services	253,298	253	428,747	-	429,000
Notes payable converted into common stock	153,515	153	230,118	-	230,271
Adjustment to derivative liability due to debt conversion	-	-	143,961	-	143,961
Stock-based compensation	-	-	976,255	-	976,255
Equity offering costs	-	-	(21,800)	-	(21,800)
Net loss	-	-	-	(16,312,989)	(16,312,989)
Balance, December 31, 2011	22,754,308	$22,754	$21,099,289	$(24,487,242)	$(3,365,199)

See accompanying notes to condensed consolidated financial statements

CommerceTel Corporation
Consolidated Statements of Cash Flows
	Years ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(16,312,989)	$(1,229,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt extinguishment	-	(199,401)
Bad debt expense	21,514	6,276
Stock issued for services	25,000	-
Stock-based compensation	1,380,256	156,785
Depreciation and amortization expense	751,072	6,348
Gain on adjustment in contingent consideration	(999,347)
Change in fair market value of derivative liabilities	1,234,145	14,861
Amortization of deferred financing costs	39,958	6,667
Amortization of note discounts	370,810	50,789
Goodwill impairment	10,435,170	-
Intangible asset impairment	1,325,134	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(216,145)	(6,250)
Other current assets	25,331	(68,033)
Other assets	(1,800)	-
Accounts payable	576,304	255,443
Settlement payable	(24,917)	-
Accrued interest	112,796	68,288
Accrued and deferred personnel compensation	118,050	147,359
Deferred revenue and customer deposits	72,887	(94,386)
Other liabilities	176,085	65,880
Net cash used in operating activities	(890,685)	(818,957)

INVESTING ACTIVITIES
Purchases of equipment	(12,189)	-
Acquisition of intangible assets	(77,000)	-
Cash paid for acquisitions	(209,833)	-
Net cash used in investing activities	(299,022)	-

FINANCING ACTIVITIES
Proceeds from capital contributions by former parent	-	249,897
Proceeds from issuance of notes payable	272,500	1,043,615
Payments on notes payable	(304,539)	(128,615)
Payments on cash payment obligation	(162,500)	-
Proceeds from issuance of common stock and warrants,		16,496
net of equity offering costs	1,011,203	-
Net cash provided by financing activities	816,664	1,181,393

Net change in cash	(373,043)	362,436
Cash at beginning of period	373,439	11,003
Cash at end of period	$396	$373,439

Supplemental disclosures:
Cash paid during period for :
Interest	$20,650	$1,436
Income Taxes	$3,220	$-

Non cash investing and financing activities:
Debt discount	$149,197	$319,617
Conversion of accounts payable into common stock	$-	$893,469
Conversion of notes payable and interest into common stock	$230,272	$385,592
Effect of conversion of debt into common stock on derivative liability	$143,961	$-
Shares issued in acquisitions	$11,318,069	-
Conversion of accrued compensation into common stock	$-	$224,537
Conversion of notes payable and interest into deferred revenue	$-	$200,000
Common stock issued for patents and trademarks	$50,000	$-
See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Notes to Consolidated Financial Statements

1.	Reverse Merger Transaction and Accounting

Reverse Merger Transaction

On November 2, 2010, CommerceTel Corporation (the “Company”) acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”.  Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company.  The holders of the Company’s common stock as of immediately prior to the Merger held an aggregate of 10,000,000 shares of the Company’s common stock.  The accompanying consolidated financial statements, common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $24.5 million as of December 31, 2011.  These factors among others create a substantial doubt about our ability to continue as a going concern.  We are dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet our operating cash requirements.  Barring our generation of revenues in excess of our costs and expenses or our obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, we will not have sufficient cash to continue to fund the operations of the Company through December 31, 2012.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we received additional equity investments pursuant to a private placement totaling $1,033,003 as of March 31, 2012.   (See Note 8) Longer term, we anticipate that we will continue to raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  Many of the Company's notes have terms of less than 1 year.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand will not satisfy our operational and capital requirements for the next 12 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors.  Our existing working capital is not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth.

Although we are actively pursuing financing opportunities, we may not be able to raise cash on terms acceptable to us or at all.  There can be no assurance that we will be successful in obtaining additional funding.  Financings, if available, may be on terms that are dilutive to our shareholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price of our ordinary shares. The holders of new securities may also receive rights, preferences or privileges that are senior to those of existing holders of our ordinary shares. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations in the short term.

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

Fair Value Measurements

On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
Intangibles (non-recurring)	$-	$-	$1,116,506	$-
Goodwill (non-recurring)	$-	$-	$3,002,070	$-
Derivatives (recurring)	$-	$-	$1,573,859	$1,234,145

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 on a recurring and non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)
Intangibles (non-recurring)	$-	$-	$-	$-
Goodwill (non-recurring)	$-	$-	$-	$-
Derivatives (recurring)	$-	$-	$334,478	$-

The Company has goodwill and intangible assets as a result of the 2011 business combinations discussed throughout this form 10-K. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company has derivative liabilities as a result of 2010 and 2011 convertible promissory notes and common stock and warrants with exercise price reset provisions that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred. The Company recorded an allowance for doubtful accounts of $18,050 at December 31, 2011, and had no allowance for doubtful accounts at December 31, 2010.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the years ended December 31, 2011 and 2010 was $19,712 and $6,347, respectively.  Accumulated depreciation for the Company’s equipment at December 31, 2011 and 2010 is $134,810 and $115,098, respectively.

Net property and equipment were as follows:

	December 31, 2011	December 31, 2010
Equipment	$146,872	$103,453
Furniture and Fixtures	13,254	13,254
	160,126	116,707
Less accumulated depreciation	(134,810)	(115,098)
Total	$25,316	$1,609

Goodwill and Other Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed during the year ended December 31, 2011 resulted in impairment charges of $10,435,170 pertaining to their three acquisitions during the year.

As of December 31, 2011, amortizable intangible assets consist of customer contracts, customer relationships, trade name, acquired technology, and non compete agreements.  These intangibles are being amortized on a straight line basis over their estimated useful lives, one to five years.  The Company recognized $1,325,134 of impairment of intangible assets pertaining to their three acquisitions during the year.  For the year ended December 31, 2011, the Company recorded amortization of our intangible assets of $724,375.

During the year ended December 31, 2011, the Company acquired U.S. Patent Number 6,788,769 from eMediacy, Inc. for cash and 14,286 shares of common stock, and incurred costs to prosecute other patent applications.  The Company capitalized $85,000 during 2011, and is amortizing the costs on a straight-line basis over an estimated useful life of twenty years from date of original issuance.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

The discount from the face value of the convertible debt is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

The fair value of the derivatives is estimated using a Monte Carlo simulation model.  The model utilizes a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period.  Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  At December 31, 2011 and 2010, deferred revenues totaled $309,063 and $215,430, respectively.

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

Settlement Payable

The company has recorded amounts pertaining to payments made prior to the acquisitions of Boomtext as well as amounts due to it from the sellers of Boomtext in accounts that are included in Other Assets and Settlement Payable.  The amount recorded as a receivable from the sellers of Boomtext totaled $148,930 and the amount due to these sellers totaled $125,846 at December 31, 2011.

Income Taxes

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2011 and 2010 in each jurisdiction where it cannot conclude that it is more likely than not that those assets will be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2011 and 2010, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the years ended December 31, 2011 and 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 2,515,000 and 1,808,750 outstanding options, respectively and 688,669 and 0 outstanding warrants, respectively. In addition, see potential issuances associated with warrants and convertible debt in Notes 5 and 6.

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

Txtstation Acquisition

On April 1, 2011, the Company acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of the Company’s common stock, $26,000 in cash at closing and $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments is due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  As of December 31, 2011, remaining scheduled cash payments are $87,500.  The Company assumed none of Adsparq’s liabilities in the transaction, except for the performance obligation of unearned revenue.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq will be held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, the Company also issued 300,000 shares of its common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  The value of these shares were included in the purchase price.  For one year following the closing of the transaction,  the shareholder has agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).

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

Actual results of operations of Txtstation are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Current assets	$10,184
Equipment	31,230
Customer contracts	1,026,000
Trade name	36,000
Technology / IP	182,000
Non-compete	1,000
Goodwill	6,373,730
Assumed liabilities - deferred revenue	(20,000)
Total purchase price	$7,640,144

The purchase price consists of the following:

Cash	$26,184
Present value of scheduled cash payments	241,960
Common stock	7,372,000
Total purchase price	$7,640,144

The $242,000 obligation recorded at closing, represented the present value of the $250,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the scheduled cash payments.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the scheduled cash payment liability to the stated amount payable of $250,000. Accretion of the scheduled cash payment obligation totaled $7,254 for the year ended December 31, 2011.  Accretion of the cash payment obligation was charged to interest expense in accordance with FASB ASC 480.

Mobivity Acquisition

On April 1, 2011, we acquired the Mobivity interactive mobile marketing platform and services business from Mobivity, LLC and Mobile Visions, Inc.

The purchase price for the acquisition was 1,000,000 shares of the Company’s common stock, $65,000 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,000.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due February 2, 2012 and May 2, 2012 (see Note 6).  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.  There were no liabilities assumed in the acquisition.

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

Actual results of operations of Mobivity are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Customer relationships	$814,000
Trade name	65,000
Technology / IP	217,000
Non-compete	5,000
Goodwill	2,690,033
Total purchase price	$3,791,033

The purchase price consists of the following:

Cash	$64,969
Subordinated secured note payable	606,064
Common stock	3,120,000
Total purchase price	$3,791,033

BoomText Acquisition

On August 1, 2011, the Company acquired the assets of the BoomText interactive mobile marketing services business by completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”).  In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $121,000 in cash paid at closing; (iii) a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due February 2, 2012; (iv) an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due February 2, 2012; (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of December 31, 2011 the dollar value of the earn-out payable is $2,658,159, which is recorded as a non-current liability on the accompanying consolidated balance sheet.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

For one year and six months following the closing of the transaction, 50% of the shares of common stock issued to Digimark at closing will be held in escrow as security for its indemnification obligations in the transaction.

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

Actual results of operations of Boomtext are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Prepaid assets	$3,000
Customer relationships	592,000
Trade name	39,000
Technology / IP	59,000
Non-compete	10,000
Goodwill	4,373,477
Total purchase price	$5,076,477

The purchase price consists of the following:

Cash	$120,514
Secured subordinated promissory note	175,000
Unsecured subordinated promissory note	182,460
Common stock	826,069
Earn-out payable	3,657,585
Liabilities assumed	114,849
Total purchase price	$5,076,477

The $194,658 unsecured subordinated promissory note does not bear interest; accordingly, the Company recorded $182,460 as the net present value of the payments due over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of capital.  Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $7,254 for the year ended December 31, 2011.  Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

Estimated Useful Lives of Acquired Intangibles

The estimated useful lives of the acquired intangibles are as follows:

	Useful Lives (Years)
	Txtstation	Mobivity	Boomtext

Customer contracts	5	n/a	n/a
Customer relationships	n/a	2	2
Trade name	1	5	1
Technology / IP	5	5	1
Non-compete	1.5	2	2
Goodwill	n/a	n/a	n/a

Acquisition Related Costs

The Company recorded $223,207 in acquisition-related costs for accounting, legal and other costs in connection with the three acquisitions within the general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2011.

Goodwill and Intangible Asset Impairment

The Company evaluated goodwill and intangible assets for impairment at December 31, 2011.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company’s evaluation of goodwill completed during the year ended December 31, 2011 resulted in impairment charges of $10,435,170 pertaining to their three acquisitions during the year.

As of December 31, 2011, amortizable intangible assets consist of customer contracts, customer relationships, trade name, acquired technology, and non compete agreements.  These intangibles are being amortized on a straight line basis over their estimated useful lives, one to five years.  The Company recognized $1,325,134 of impairment of intangible assets pertaining to their three acquisitions during the year.  For the year ended December 31, 2011, the Company recorded amortization of our intangible assets of $724,375.

Pro Forma Information

The following summary presents unaudited pro forma consolidated results of operations as if the Txtstation, Mobivity, and Boomtext (the “Acquired Companies”) acquisitions described above had occurred on January 1, 2011 and 2010. The unaudited pro forma consolidated results of operations combines the historical results of operations of the Company and the Acquired Companies for the years ended December 31, 2011 and 2010, and gives effect to certain adjustments, including the reduction in compensation expense related to non-recurring executive salary expense and non-recurring acquisition related costs incurred by the Company, the amortization of acquired intangible assets and interest expense on acquisition related debt.

The unaudited pro forma condensed results of operations has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2011 or 2010, and should not be taken as indicative of future consolidated operating results.

	Years ended December 31,
	2011	2010

Pro forma revenue	$3,678,963	$3,294,422
Pro forma net loss	$(16,688,474)	$(2,476,229)

4.	Goodwill and Purchased Intangibles

As required under ASC 350, Intangibles - Goodwill and Other, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, and is tested for impairment on at least an annual basis.

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2011:

	Balance at December 31, 2010	Additions	Amortization	Impairment	Balance at December 31, 2011

Patents and trademarks	$-	$127,000	$(6,984)	$-	$120,016
Customer contracts	-	1,026,000	(153,900)	(769,100)	103,000
Customer relationships	-	1,406,000	(428,584)	(480,417)	496,999
Trade name	-	140,000	(53,000)	(16,250)	70,750
Technology / IP	-	458,000	(84,434)	(51,450)	322,116
Non-compete	-	16,000	(4,458)	(7,917)	3,625
	$-	$3,173,000	$(731,360)	$(1,325,134)	$1,116,506

During the year ended December 31, 2011, the Company recorded amortization expense related to purchased intangibles of $731,360, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows:

Year ending December 31,	Amount
2012	$411,669
2013	345,637
2014	95,407
2015	95,407
2016	95,407
Thereafter	72,979
$1,116,506

Beginning in 2011, the Company performed its annual goodwill impairment test outlined under ASC 350 which requires the assessment of goodwill for impairment on an annual basis. The assessment of goodwill impairment will be conducted by determining and comparing the fair value of our reporting units, as defined in ASC 350, to the reporting unit’s carrying value as of that date. The fair value will be determined using an income approach under which the fair value of the asset is based on the value of the cash flows that the asset can be expected to generate in the future. These estimated future cash flows will be discounted to arrive at their respective fair values.

Beginning in 2011, the Company evaluated its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company will perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment.

The Company reassessed the acquired assets at December 31, 2011, resulting in impairment charges of $10,435,170 and $1,325,134 for Goodwill and Intangible Assets, respectively.

5.	Derivative Liabilities

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of December 31, 2011, the number of warrants to be issued remains indeterminate.  Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

As discussed in Note 8 the Company commenced a private placement in late March 2011.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.    Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company determined that the down round price protection on the common stock represents a derivative liability.  Additionally, the Company recorded a derivative liability for the warrants issued in the transactions.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At December 31, 2011, the Company recorded current derivative liabilities of $1,573,859.  The change in fair value of the derivative liabilities for the year ended December 31, 2011 was a loss of $1,234,145, and for the year ended December 31, 2010 was a loss of $14,861, which were reported as other income/(expense) in the consolidated statements of operations.

See note 9, discussing fair value measurements.

Derivative Value by Instrument Type
	12/31/2011	12/31/2010
Convertible Bridge Notes	747,423	334,478
Common Stock and Warrants	826,304	0
	1,573,859	334,478

Total
Beginning balance January 1, 2010	$-
Increase in derivative value due to issuances of convertible promissory notes	319,617
Change in fair market value of derivative liabilities	14,861
Beginning balance January 1, 2011	$334,478
Increase in derivative value due to issuances of convertible promissory notes	149,197
Increase in derivative value due to issuances of common stock and warrants	1,185,150
Notes converted during the period	(143,961)
Change in fair market value of derivative liabilities	48,995
Ending balance December 31, 2011	$1,573,859

Key inputs and assumptions:

- Stock prices on all measurement dates were based on the fair market value
- Down round protection is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants less than $2.00 per share

- The probability of future financing ranges from 80% to 100%, increasing with the term of the instrument valued
- Computed volatility of 65%

- Risk free rates ranging from 0.03% to 1.84%

See note 9, discussing fair value measurements.

6.	Bridge Financing, Notes Payable and Accrued Interest

Bridge Financing

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 2 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.  The Notes are secured by a first priority lien and security interest in all of the Company's assets.

In November 2011, the Company entered into agreements with all holders of the then outstanding Notes.  Under the terms of the agreements, holders of Notes totaling $800,000 agreed to extend the maturity due date of the Notes to February 2, 2012.  For these note holders, no change occurred in their rights.  Holders of the balance of the Notes totaling $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest of $20,271 into units (each, a “Unit”), each of which consists of one share of common stock of the Company and a four-year warrant to purchase one share of the Company’s common stock at $2.00 per share. The conversion took place at a price of $1.50 per Unit.  Accordingly, the Company issued an aggregate of 153,515 shares of common stock and 153,515 warrants. As a result of the conversion, the holders of the converted Notes forfeited all rights thereunder, including the right to acquire warrants to purchase the Company’s common stock.

Also in November 2011, the Company issued additional Notes in the aggregate principal amount of $262,500.  These Notes were due February 2, 2012 and contain the same rights and privileges as the previously issued Notes.

As of April 11, 2012, all note holders with maturity dates of February 2, 2012 have extended the maturity through May 2, 2012.

On the maturity date of the Notes, in addition to the repayment of the Principal Amount and all accrued and unpaid interest, the Company will issue to each holder of the Notes, at each such holder’s option, (i) three-year warrants to purchase that number of shares of its common stock equal to the Principal Amount plus all accrued and unpaid interest divided by the per share purchase price of the common stock offered and sold in the Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price, or (ii) that number of shares of common stock equal to the product arrived at by multiplying (x) the Principal Amount plus all accrued and unpaid interest divided by the Offering Price and (y) 0.33.

The Company’s obligations under the Notes are secured by all of the assets of the Company, including all shares of CommerceTel, Inc., its wholly owned subsidiary.

WFG Investments, Inc. and Emerging Growth Equities, Ltd., both registered broker dealers, were paid placement agent fees related to the Notes in the amount of $40,000 and $13,250, respectively, which were capitalized as deferred financing costs, and are being amortized over the term of the Notes using the effective interest method.  The Company recorded $39,958 of expense for the amortization of the deferred financing costs during the year ended December 31, 2011.

The following table summarizes information relative to all of the outstanding Notes at December 31, 2011 and 2010:

	December 31,
	2011	2010
Bridge notes payable	$1,062,500	$1,000,000
Less unamortized discounts:
Variable maturity discount	(12,031)	(1,569)
Warrant discount	(47,739)	(267,259)
Bridge notes payable, net of discounts	$1,002,730	$731,172

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $30,277 for the variable conversion feature and a discount of $118,920 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $358,255 of interest expense for the amortization of the note discounts associated with derivative liabilities during the year ended December 31, 2011.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and the warrants / shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet.  See Note 5.

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

Mobivity Note

As partial consideration for the acquisition of Mobivity, the Company issued a secured subordinated promissory note in the principal amount of $606,000.  The promissory note accrues interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its Notes discussed above.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's Notes, and a majority of the Bridge Financing lenders consented to the junior security interest.

During the year ended December 31, 2011, the Company made payments totaling $316,579 on the promissory note, and the outstanding principal amount of the note is $310,135 at December 31, 2011.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext, the Company issued a secured subordinated promissory note in the principal amount of $175,000. The promissory note accrues interest at 6.25% per annum; is payable in full on March 31, 2012; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its Notes discussed above.

As partial consideration for the acquisition of Boomtext, the Company also issued an unsecured subordinated promissory note in the principal amount of $195,000.  The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its Notes discussed above.  The $195,000 unsecured subordinated promissory note does not bear interest; accordingly, the Company recorded the promissory note at the present value of the $195,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $7,254 for the year ended December 31, 2011. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of December 31, 2011 and 2010:

	Notes Payable		Accrued Interest
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Bridge notes, net, as discussed above	$1,002,730	$731,172	$95,823	$15,792
Mobivity note, as discussed above	310,135	-	-	-
Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008, See Note 12	20,000	20,000	10,871	8,223
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	19,084	13,886
Digimark, LLC secured subordinated promissory note, as discussed above	175,000	-	4,648	-
Digimark, LLC subordinated promissory note, net, as discussed above	179,151	-	-	-
	$1,739,000	$803,156	$130,426	$37,901

Interest expense, including amortization of note discounts, totaled $497,003 and $69,723 for the years ended December 31, 2011 and 2010, respectively.

7.	Stockholders’ Equity (Deficit)

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

The Company commenced a private placement in March 2011 that continued through September 2011.  The private placement structure consisted of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.  During 2011, the Company issued 688,669 shares of common stock at $1.50 per share for cash and issued four-year warrants to purchase 688,669 shares of common stock at $2.00 per share to several accredited investors raising gross proceeds of $1,033,000.  Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection was extended to August 15, 2012.  The down round protection for the warrant terminates when the warrant expires or is exercised.  The Company determined that the down round price protection on the common stock represents a derivative.  See Note 5 for further discussion.  Additionally, the Company recorded a derivative liability for the warrant as discussed in Note 5.

The Company also issued 3,944,540 shares for the acquisition of: (i) Txtstation which was issued 2,425,000 shares of common stock at a price of $3.04 per share with a common stock purchase price of $7,372,000; (ii) Mobivity which was  issued 1,000,000 shares of common stock at a price of  $3.12 per share with a common stock purchase price of $3,120,000; and (iii) Boomtext was issued 259,770 shares of common stock (with a six month lock-up period) at a price of $1.63 per share with a common stock purchase price of $423,425 and an additional 259,770 shares of common stock (with a eighteen month lock-up period) at a price of $1.55 per share with a common stock purchase price of $402,644, which represents a total common stock acquisition price of $11,318,069.  The shares were recorded at a price per share based on the fair market value on the date of acquisition.  See Note 3 for a more detailed discussion regarding the total acquisition costs for the previously mentioned acquisitions.

In March 2011 the Company acquired US Patent number 6788769 B1 for $85,000, which consisted of a $35,000 cash payment and the issuance of 14,286 shares of common stock at a price of $3.50 per share with a common stock purchase price of $50,000.  The shares were valued at the fair market value on the date of grant.

In 2011, the Company issued 253,298 common stock shares for various services which include: (i) an issuance of 13,298 shares at a price of $1.88 totaling $25,000 for a registered broker-dealer to act as the Company’s placement agent with respect of finding investors; (ii) a second issuance of 200,000 shares at a price of  $1.75 totaling $350,000 for investor relations consulting services; and (iii) a final issuance of 40,000 shares at a price of $1.35 totaling $54,000 for additional investor relations consulting services.  The shares were valued at the fair market value on the date of grant.

In October and November of 2011, five Bridge Note, holders of the 10% Senior Secured Convertible Bridge Notes due November 2, 2011 agreed to convert their entire principal amount, or $210,000, plus all accrued and unpaid interest, of $20,271, into units each of which consist of one share of common stock of the Company and a four year warrant to purchase one share of common stock at $2.00 per share.  The conversion took place at a price of $1.50 per unit.  Accordingly, the Company issued an aggregate of 153,515 shares of common stock and 153,515 warrants.  The conversion occurred within the terms of the convertible notes and no gain or loss was recorded.

Stock-based Compensation

CTel Canada Plan

Certain employees and directors and consultants of the Company (the “Optionees”) received stock options exercisable for the common stock of (and issued by) our former parent company, CTel Canada.  Effective with the Merger, all of the unvested options became fully vested and the related stock-based compensation was recognized in 2010.   The Company recorded stock-based compensation of $114,775 in operating expenses for the year end December 31, 2010, related to stock option grants made to the Optionees.

For purposes of accounting for stock-based compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing formula, and the expense is recognized on a straight-line basis over the service period or the amount vested, whichever is greater.  The Company granted one option during the year ended December 31, 2010 and used the following valuation assumptions to determine the fair value of the option at the grant date: expected volatility of 111%; risk free interest rate of 0.78%; forfeiture rate of 24.6%; expected dividend rate of 0.0%; and expected term of three years.

2010 Incentive Stock Option Plan

On December 24, 2010, the Company adopted the 2010 Incentive Stock Option Plan (“the 2010 Plan”), subject to shareholder approval within one year. Shareholder approval was not obtained within one year, therefore incentive stock options granted under the 2010 Plan converted to non-qualified stock options. The 2010 Plan permits the Company to grant up to 3,124,000 shares of common stock and options to purchase shares of common stock. The 2010 Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2010 Plan thereby providing participants with a proprietary interest in the growth and performance of the Company.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that equals the fair market value of the Company's stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

A summary of option activity under the 2010 Plan as of December 31, 2011 and changes during the year then ended is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2011	1,015,000	$0.32	4.73
Granted	645,000	1.50	7.35
Exercised	-	-	-
Canceled/forfeited/expired	(50,000)	1.60	4.04
Outstanding at December 31, 2011	1,610,000	$0.64	5.12

Options vested and exercisable at December 31, 2011	253,750	$0.32	3.98

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for non-employees of $416,012 for the year ended December 31, 2011.  The Company recorded stock-based compensation in operating expenses for employees of $792 for the year ended December 31, 2010.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options and non-employee stock options granted during the year ended December 31, 2011 was $0.94 per share.  There were 645,000 options granted during the year ended December 31, 2011.  The Company periodically revalues non-employee stock options as they vest.  The ranges of assumptions used during the year ended December 31, 2011 are as follows:

December 31, 2011
Employee
Options
Expected volatility	60% to 65%
Risk-free interest rate	0.62% to 2.31%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life(yrs)	3.00 to 6.00

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

Warrants

During the year ended December 31, 2010 and 2011, the Company issued warrants totaling 793,750 and 205,000, respectively to non-employee consultants that include graded vesting terms.  As of December 31, 2011, 349,997 warrants were vested pursuant to these agreements.  These warrants were valued using a Black Scholes Model and the greater of the amount vested or the amount recorded over the service period on a straight line basis was recorded in Stock Based Compensation.

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to non-employees based upon estimated fair values.  The Company recorded stock-based compensation in operating expenses for non-employees of $560,244 for the year ended December 31, 2011.  The Company recorded stock-based compensation in operating expenses for non-employees of $41,218, for the year ended December 31, 2010.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its warrants expense issued to non-employees.   There were 205,000 warrants granted during the year ended December 31, 2011.  The Company periodically revalues these warrants as they vest.  The ranges of assumptions used during the year ended December 31, 2011 are as follows:

Warrants
Expected volatility	60% to 61.6%
Risk-free interest rate	0.96% to 2.42%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life(yrs)	3.00 to 6.00

A summary of warrant activity during the year ended December 31, 2011 and changes during the year then ended is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2011	793,750	$0.32	4.73
Granted	205,000	1.50	7.35
Exercised	-	-	-
Canceled/forfeited/expired	(93,750)	1.60	4.04
Outstanding at December 31, 2011	905,000	$0.64	5.12

Warrants vested and exercisable at December 31, 2011	349,997	$0.32	3.98

As of December 31, 2011, total compensation cost related to non-vested employee stock options not yet recognized was $1,290,022, which is expected to be recognized over the next 1.44 years on a weighted-average basis.

As discussed in Note 6, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known as of December 31, 2011.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock.  The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding.  In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Notes with a principal amount of $210,000 discussed above in Note 6 under Bridge Financing.  The warrants are exercisable for four years from the date of issuance.  These warrants are shown below.  These warrants are included in the derivative value as of December 31, 2010 and 2011.

12/31/2010	Balance	-
	Warrants issued	842,184
	Warrants exercised	-
	Warrants expired	-
12/31/2011	Balance	842,184

8.	Income Taxes

The Company has adopted the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), formerly FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Further, ASC 740 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position.

The Company’s federal filings prior to December 31, 2008 and the Company’s California filings prior to December 31, 2007 are no longer subject to examination.

The following table summarizes the activity related to the Company's unrecognized tax benefits.

Balance at December 31, 2010	None
Increases related to current year tax positions	None
Expiration of statute of limitation of the assessment of taxes	None
Other	None
Balance at December 31, 2011	None

For the years ended December 31, 2011 and 2010 the provisions for income taxes were as follows:

	2011	2010
Federal - current	$-	$-
State - current	3,000	2,000
Total	$3,000	$2,000

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$3,814,000	$2,859,000
Deferred revenue	16,000	48,000
Stock-based compensation	613,000	62,000
Accrued compensation	48,000	47,000
Derivative liability	600,000	30,000
Depreciation and amortization	4,691,000	3,000
Other	9,000	28,000
Total deferred tax assets	9,791,000	3,077,000
Valuation allowance for net deferred tax assets	(9,791,000)	(3,077,000)
Total deferred tax assets	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2011 and 2010 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of approximately $6,714,000.  The net change in the total valuation allowance for the year ended December 31, 2010 was an increase of approximately $398,000.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2011, the Company has available net operating loss carryforwards of approximately $9,600,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $9,600,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Computed “expected” tax expense	$(5,885,000)	$(418,000)
Computed “expected” tax expense	(1,006,000)	(57,000)
Cancellation of shares in Merger	-	74,000
Other	180,000	5,000)
Change in valuation allowance	6,714,000	398,000
Total	$3,000	$2,000

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

9.	Fair Value Measurements

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

At December 31, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 5), and the common stock and warrants issued in the current year (See Notes 4 and 6) at the aggregate fair market value of $1,573,859 utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See note 5 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of December 31, 2011:

10.	Gain on Extinguishment of Debt

During the year ended December 31, 2010, the Company negotiated settlement agreements with regards to previously recorded liabilities of $271,000.  The Company paid $72,000 to settle these liabilities, and recorded a gain on extinguishment of debt of $199,000 in the consolidated statements of operations.

11.	Commitments and Contingencies

Earn Out Contingency

The Company has an earn out commitment associated with the acquisition of Boomtext from Digimark, LLC.  An earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of December 31, 2011 the estimated dollar value of the earn-out payable is $2,658,159, which is recorded as a non-current liability on the accompanying consolidated balance sheet.

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

Operating Lease

The Company has a lease agreement for its office facilities in Chandler Arizona through December 2015, acquired through the acquisition of the assets of Digimark, LLC on August 1, 2011.  Monthly rents were $5,700 at December 31, 2011 and increase over time to $7,600 in January 2015.  Deferred rent at December 31, 2011 was $2,928.   Future lease amounts due under the lease agreement (as stated on December 31, 2011 and not including common area maintenance charges) total; $82,200 - 2012; $85,200 – 2013; $88,200 – 2014; and $91,200 – 2115.

On February 28, 2012, the Company signed an amendment to its existing lease for the facility in Chandler, Arizona to expand by adding 2,519 square feet in an adjacent suite.  The amended lease agreement remains in force through December 2015.  Future lease amounts now due under the amended lease agreement (as stated on April 1, 2011 and not including common area maintenance charges) total; $118,200 - 2012; $138,678 – 2013; $143,492 – 2014; and $148,278 – 2115.

The combined minimum lease payments required over the next five years is shown below.

Minimum Lease Payments

2012	$201,400
2013	223,878
2014	231,692
2015	239,478
2016	-
$896,448

Lease Exit Obligation

The Company had a lease agreement for its office facilities in San Diego, California through June 2012.    Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility.  The property was vacated in November 2011 and returned to the owner.  The Company incurred $77,589 in Lease Exit Obligation for the period December 2011 through June, 2012, made up of, $38,088 in remaining rent obligation, $32,550 in remaining deferred rent, $5,453 in estimated common area maintenance charges, and $1,498 in property tax obligation.  The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities (including related common area maintenance charges and lease abandonment charges) was $144,703 for the year ended December 31, 2011, and $72,986 (for the San Diego location only) for the year ended December 31, 2010.

Other

At December 31, 2010, the Company was delinquent with respect to the payment of wages earned by current employees due to an insufficient balance of cash on hand at the time the payrolls were due to be paid to the employees.  Ahead of the Merger, employees agreed to convert the majority of the delinquent payments to equity in CommerceTel, Inc.  The employees have agreed to continue their employment in the expectation of eventual payment of the remaining amounts due.  It is the Company’s full intention to satisfy or reach a settlement with all past due balances outstanding, which total approximately $71,000 at December 31, 2011.

12.	Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The Company may make contributions at the discretion of its Board of Directors.  During the years ended December 31, 2011 and 2010, the Company made no contributions to the Plan.

13.	Related Party Transactions

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

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Commercetel Inc common stock and $200,000 of prepaid services to be rendered by CommerceTel.  These services remain owed to Optimal Payments Corporation at December 31, 2011.  A member of CommerceTel’s Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation.

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 349,997 options were vested as of December 24, 2011.  Hidden River was paid $140,000 in 2011.

During the year ended December 31, 2011, the Managing Director of Hidden River, LLC, became an investor in the company’s private placement with an investment of $25,000.

During the year ended December 31, 2011, a consulting agreement was entered into with Premier Capital Partners for investor relations services in exchange for 200,000 common shares.  Subsequently the Managing Director for Premier Capital Partners became an investor in the company’s private placement with an investment of $225,000.

During the year ended December 31, 2011, the company entered into an employment agreement with the primary owner and shareholder of Digimark LLC, holder of 519,540 common shares, to serve as Executive Vice President of Business Development.  He was paid $40,000 in 2011.

14.	Subsequent Events

In January, 2012, we issued to a number of accredited investors an additional series of 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $520,000.

In February, 2012, Timothy Schatz was appointed Chief Financial Officer by the Board of Directors.

In February, 2012, we signed an amendment to our operating lease for the facility on 58 West Buffalo St, Chandler, Arizona expanding the amount of leased space for the remaining duration of the lease.

In March, 2012, we issued to a number of accredited investors an additional series of 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $65,100.

In March, 2012, one holder of a 10% Senior Secured Convertible Bridge Note was repaid a principal amount of $65,000.

In April, 2012, we issued to a number of accredited investors an additional series of 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $125,000.

In March and April 2012, all holders of 10% Senior Secured Convertible Bridge Notes with a maturity date of February 2, 2012 extended the maturity to May 2, 2012.  These notes are secured by the assets of the Company.

15.	Restatement

On or about March 26, 2012, management and the Company concluded that the Company should restate goodwill related charges in connection with its three acquisitions that were completed during the year ended December 31, 2011. The Company’s method of valuing the restricted common stock issued in the acquisitions at the price paid by investors for Company shares in a number of private offerings around the time of the acquisitions was incorrect, and a revised discounted restricted common stock valuation be used, as required under FAS 157/ASC 820.  This change in valuation method of securities also affected share based compensation expense and certain derivative liabilities and related expenses.

Under ASC 820 Fair Value Measurements & Disclosures, a quoted stock price in an active market is considered primary (Type I) indicator of fair value of restricted stock issued in consideration for the acquisitions completed in 2011.  The Company believed that the infrequent and low volume of initial trading of its common stock did not constitute an active market.  Alternatively, throughout the year the company conducted a private placement in which units comprised of shares of restricted common stock and attached warrants were sold at $1.50 per share.  This price per share was bifurcated for the value of the common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.  The price per common share that was determined by this valuation ranged between $1.00 and $1.10 in the first three quarters of the year 2011.  The use of this method resulted in understated goodwill for each of the three acquisitions, understated asset value for certain intangible assets, understated stock based compensation expense, an understatement of certain derivative liabilities and an understatement of the related expense related to the Company’s derivative liability, as reflected in its financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

The cumulative effect of this change through September 30, 2011 is $8,346,836 increase in goodwill and intangible assets, $739,606 in current liabilities, $993,119 in non-current liabilities, $8,177,272 in additional paid-in capital, and $1,913,161 decrease in the Company’s net income, however had no effect on the Company's reported cash flows.  Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarters ended March 31, June 30, and September 30, 2011 are included below.

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet
(Unaudited)
	March 31, 2011
	As Filed	Adjustments		Restated

Current Assets
Cash	$205,191	$-		$205,191
Accounts Receivable	50,227	-		50,227
Other Current Assets	91,708	-		91,708
Total Current Assets	347,126	-		347,126

Equipment, Net	2,737	-		2,737
Intangible Assets, Net	77,105	32,142	(a)	109,247
Other Assets	46,317	-		46,317
TOTAL ASSETS	$473,285	$32,142		$505,427

Current Liabilities
Accounts Payable	$233,307	$-		$233,307
Accrued Interest	64,499	-		64,499
Accrued and Deferred Personnel Compensation	113,285	-		113,285
Deferred Revenue - related party	200,000	-		200,000
Deferred Revenue and Customer Deposits	86,677	-		86,677
Notes Payable, net of discount	71,984	-		71,984
Convertible notes payable, net of discount	817,299	(1,617)	(a)	815,682
Derivative Liabilities	371,298	397,881	(a)	769,179
Other Current Liabilities	68,692	-		68,692
Total Current Liabilities	2,027,041	396,264		2,423,305

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000
shares authorized; 17,854,286 and 17,700,000 shares
issued and outstanding as of March 31, 2011 and
December 31, 2010, respectively	17,854	-		17,854
Additional Paid-in Capital	7,202,830	347,208	(a)	7,550,038
Common Stock Liability	128,030	(128,030)	(b)	-
Accumulated Deficit	(8,902,470)	(583,300)	(a)	(9,485,770)
Total Stockholders' Deficit	(1,553,756)	(364,122)		(1,917,878)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$473,285	$32,142		$505,427

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations
(b) To reflect reclassification of common stock liabilities from Q1 sale of private placement shares

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
(Unaudited)

	Three months ended March 31, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$140,638	$-		$140,638
Cost of revenues	79,837	-		79,837
Gross Margin	60,801	-		60,801

Operating Expenses
Sales & marketing expense	57,851	6,074	(a)	63,925
Engineering, research, & development expense	128,571	17,920	(a)	146,491
General & administrative	545,039	81,212	(a)	626,251
Total Operating Expenses	731,461	105,206		836,667

Loss From Operations	(670,660)	(105,206)		(775,866)

Other Income/(Expense)
Interest income	158	-		158
Interest expense	(105,408)	-		(105,408)
Change in fair market value of derivative liabilities	47,693	(478,095)	(a)	(430,402)
Gain on debt extinguishment	-	-		-
Total Other Income/(Expense)	(57,557)	(478,095)		(535,652)

Net Loss	$(728,217)	$(583,301)		$(1,311,518)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.03)	(a)	$(0.07)

Weighted average number of shares
during the period - basic and diluted	17,711,048	17,711,048		17,711,048

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet
(Unaudited)
	June 30, 2011
	As Filed	Adjustments		Restated

Current Assets
Cash	$23,195	$-		$23,195
Accounts Receivable	154,978	-		154,978
Other Current Assets	43,852	-		43,852
Total Current Assets	222,025	-		222,025

Equipment, Net	31,865	-		31,865
Goodwill	1,996,763	7,067,000	(a)	9,063,763
Intangible Assets, Net	2,319,240	32,143	(a)	2,351,383
Other Assets	67,750	-		67,750
TOTAL ASSETS	$4,637,643	$7,099,143		$11,736,786

Current Liabilities
Accounts Payable	$304,088	$-		$304,088
Accrued Interest	91,628	-		91,628
Accrued and Deferred Personnel Compensation	127,802	-		127,802
Deferred Revenue - related party	200,000	-		200,000
Deferred Revenue and Customer Deposits	143,639	-		143,639
Notes Payable, net of discount	580,895	-		580,895
Convertible notes payable, net of discount	867,111	(2,944)	(a)	864,167
Cash payment obligation, net of discount	219,424	-		219,424
Derivative Liabilities	329,479	593,804	(a)	923,283
Other Current Liabilities	98,488	-		98,488
Total Current Liabilities	2,962,554	590,860		3,553,414

Non-Current Liabilities
Notes Payable	31,807	-		31,807
Total Non-Current Liabilities	31,807	-		31,807
Total Liabilities	2,994,361	590,860		3,585,221

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000
shares authorized; 21,509,620 and 17,700,000 shares
issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	21,509	-		21,509
Additional Paid-in Capital	10,990,429	7,623,382	(a)	18,613,811
Accumulated Deficit	(9,368,656)	(1,115,100)	(a)	(10,483,756)
Total Stockholders' Deficit	1,643,282	6,508,283		8,151,565
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$4,637,643	$7,099,143		$11,736,786

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
(Unaudited)

	Three months ended June 30, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$553,108	$-		$553,108
Cost of revenues	179,051	-		179,051
Gross Margin	374,057	-		374,057

Operating Expenses
General & administrative	374,448	185,187	(a)	559,635
Sales & marketing expense	200,822	15,263	(a)	216,085
Engineering, research, & development expense	161,291	17,982	(a)	179,273
Depreciation & amortization	124,741	-		124,741
Total Operating Expenses	861,302	218,432		1,079,734

Loss From Operations	(487,245)	(218,432)		(705,677)

Other Income/(Expense)
Interest income	16	-		16
Interest expense	(138,258)	-		(138,258)
Change in fair market value of derivative liabilities	159,263	(313,367)	(a)	(154,104)
Total Other Income/(Expense)	21,021	(313,367)		(292,346)

Loss before income taxes	(466,224)	(531,799)		(998,023)

Income tax benefit/(expense)	38	-		38

Net Loss	$(466,186)	$(531,799)		$(997,985)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)	(a)	$(0.05)

Weighted average number of shares
during the period - basic and diluted	21,336,579	21,336,579		21,336,579

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Balance Sheet
(Unaudited)
	September 30, 2011
	As Filed	Adjustments		Restated

Current Assets
Cash	$1,152	$-		$1,152
Accounts Receivable	318,919	-		318,919
Other Current Assets	52,689	(1,834)		50,855
Total Current Assets	372,760	(1,834)		370,926

Equipment, Net	31,714	-		31,714
Goodwill	5,120,712	8,316,527	(a)	13,437,239
Intangible Assets, Net	2,835,611	32,143	(a)	2,867,754
Other Assets	49,650	125,846	(c)	175,496
TOTAL ASSETS	$8,410,447	$8,472,682		$16,883,129

Current Liabilities
Accounts Payable	$581,392	$-		$581,392
Accrued Interest	120,923	-		120,923
Accrued and Deferred Personnel Compensation	160,763	-		160,763
Deferred Revenue - related party	200,000	-		200,000
Deferred Revenue and Customer Deposits	166,277	-		166,277
Notes Payable, net of discount	837,245	-		837,245
Convertible notes payable, net of discount	980,030	(2,944)	(a)	977,086
Cash payment obligation, net of discount	147,414	-		147,414
Derivative Liabilities	582,443	742,550	(a)	1,324,993
Other Current Liabilities	143,722	-		143,722
Total Current Liabilities	3,920,209	739,606		4,659,815

Non-Current Liabilities
Settlement payable	-	125,846	(c)	125,846
Earn-out payable	2,664,466	993,119	(a)	3,657,585
Total Non-Current Liabilities	2,664,466	1,118,965		3,783,431
Total Liabilities	6,584,675	1,858,571		8,443,246

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000
shares authorized; 22,360,793 and 17,700,000 shares
issued and outstanding as of June 30, 2011 and
December 31, 2010, respectively	22,361	-		22,361
Common Stock Liability	-	350,000	(b)	350,000
Additional Paid-in Capital	11,947,645	8,177,272	(a)	20,124,917
Accumulated Deficit	(10,144,234)	(1,913,161)	(a)	(12,057,395)
Total Stockholders' Deficit	1,825,772	6,614,111		8,439,883
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$8,410,447	$8,472,682		$16,883,129

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations
(b) To reflect shares owed at Sept 30, 2011 not issued until Q4 2011.
(c) To reflect net working capital of Boomtext obligation payout

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
(Unaudited)

	Three months ended September 30, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$842,885	$-		$842,885
Cost of revenues	311,717	-		311,717
Gross Margin	531,168	-		531,168

Operating Expenses
General & administrative	523,513	437,623	(a,b)	961,136
Sales & marketing expense	245,810	(5,088)	(a)	240,722
Engineering, research, & development expense	156,851	17,951	(a)	174,802
Depreciation & amortization	191,783	-		191,783
Total Operating Expenses	1,117,957	450,486		1,568,443

Loss From Operations	(586,789)	(450,486)		(1,037,275)

Other Income/(Expense)
Interest expense	(133,055)	-		(133,055)
Change in fair market value of derivative liabilities	(54,134)	(347,576)	(a)	(401,710)
Total Other Income/(Expense)	(187,189)	(347,576)		(534,765)

Loss before income taxes	(773,978)	(798,062)		(1,572,040)

Income tax benefit/(expense)	(1,600)	-		(1,600)

Net Loss	$(775,578)	$(798,062)		$(1,573,640)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.04)	(a)	$(0.07)

Weighted average number of shares
during the period - basic and diluted	22,048,802	22,048,802		22,048,802

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations
(b) To reflect shares owed at Sept 30, 2011 not issued until Q4 2011.

SUPPLEMENTAL INFORMATION - Unaudited Pro Forma Condensed Consolidated Statement of Operations

CommerceTel Corporation
Pro Forma Condensed Consolidated Statement of Operations
Unaudited

	Historical
	CommerceTel	Mobile Visions, Inc.	Adjustments		Pro-Forma
	Twelve months	Three months	Three months		Twelve months
	ended	ended	ended		ended
	December 31, 2011	March 31, 2011	March 31, 2011		December 31, 2011
Revenues

Revenues	$2,524,265	$175,032	$-		$2,699,297
Cost of revenues	986,854	58,892	-		1,045,746
Gross margin	1,537,411	116,140	-		1,653,551

Operating expenses
General & administrative	3,625,799	88,322	-		3,714,121
Sales & marketing	583,284	-	-		583,284
Engineering, research, & development	347,884	-	-		347,884
Depreciation & amortization	751,072	2,130	114,345	(a),(b)	867,547
Goodwill Impairment	10,435,170	-	-		10,435,170
Intangible asset impairment	1,325,134	-	-		1,325,134
Total operating expenses	17,068,343	90,452	114,345		17,273,140

Loss from operations	(15,530,932)	25,688	(114,345)		(15,619,589)

Other income/(expense)
Interest income	176	-	-		176
Interest expense	(544,215)	(311)	(8,063)	(c),(d)	(552,589)
Change in fair market value of derivative liabilities	(1,234,145)	-	-		(1,234,145)
Gain on extinguishment of debt	-	13,375	(13,375)	(e)	-
Gain on adjustment in contingent consideration	999,347	-	-		999,347
Total other income/(expense)	(778,837)	13,064	(21,438)		(787,211)

Income tax benefit/(expense)	(3,220)	-	-		(3,220)

Net loss	$(16,312,989)	$38,752	$(135,783)		$(16,410,020)

Net loss per share - basic and diluted	$(0.78)				$(0.78)

Weighted average number of shares
during the period - basic and diluted	20,910,334				20,910,334

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

Adjustment Notes:

(a) - represents the elimination of amortization and depreciation expense of $1,125 and $1005, respectively, within Mobile Visions, Inc. historical financial statements for the three months ended March 31, 2011

(b) - represents the amortization of $116,475, related to the fair value of identifiable amortizable intangible assets acquired in the transaction, as if the acquisition had been completed on January 1, 2011.

(c) - represents the elimination of interest expense of $311, within Mobile Visions, Inc. historical financial statement for the three months ended March 31, 2011.
(d) - represents interest expense as if the notes payable issued in the transaction were issued January 1, 2011.
(e) - represents the elimination of gain on extinguishment of debt of $13,375, within Mobile Visions, Inc. historical financial statements for the three months ended March 31, 2011.

CommerceTel Corporation
Pro Forma Condensed Consolidated Statement of Operations
Unaudited

	Historical
	CommerceTel	Adsparq	Adjustments		Pro-Forma
	Twelve months	Three months	Three months		Twelve months
	ended	ended	ended		ended
	December 31, 2011	March 31, 2011	March 31, 2011		December 31, 2011
Revenues

Revenues	$2,524,265	$240,058	$-		$2,764,323
Cost of revenues	986,854	21,892	-		1,008,746
Gross margin	1,537,411	218,166	-		1,755,577

Operating expenses
General & administrative	3,625,799	150,785	(3,589)	(a)	3,772,995
Sales & marketing	583,284	70,462	-		653,746
Engineering, research, & development	347,884	23,847	-		371,731
Depreciation & amortization	751,072	-	74,772	(b)	825,844
Goodwill Impairment	10,435,170	-	-		10,435,170
Intangible asset impairment	1,325,134	-	-		1,325,134
Total operating expenses	17,068,343	245,094	71,183		17,384,619

Loss from operations	(15,530,932)	(26,928)	(71,183)		(15,629,042)

Other income/(expense)
Interest income	176	-	-		176
Interest expense	(544,215)	-	(3,560)	(c)	(547,775)
Change in fair market value of derivative liabilities	(1,234,145)	-	-		(1,234,145)
Gain on adjustment in contingent consideration	999,347	-	-		999,347
Total other income/(expense)	(778,837)	-	(3,560)		(782,397)

Income tax benefit/(expense)	(3,220)	-	-		(3,220)

Net loss	$(16,312,989)	$(26,928)	$(74,743)		$(16,414,659)

Net loss per share - basic and diluted	$(0.78)				$(0.79)

Weighted average number of shares
during the period - basic and diluted	20,910,334				20,910,334

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

Adjustment Notes:
(a) - to reflect the elimination of depreciation expense within Adsparq historical financial statements for the three months ended March 31, 2011
   (b) - represents the amortization and depreciation of $69,567 and $5,205, respecitvely, related to the fair value of identifiable amortizable intangible assets and fixed assets acquired in the transaction, as if the acquisition had been completed on January 1, 2011.

(c) - represents interest expense as if the notes payable issued in the transaction were issued January 1, 2011.

CommerceTel Corporation
Pro Forma Condensed Consolidated Statement of Operations
Unaudited

	Historical
	CommerceTel	DigiMark, LLC	DigiMark, LLC		Pro-Forma
	Twelve months	Seven months	Seven months		Twelve months
	ended	ended	ended		ended
	December 31, 2011	July 31, 2011	July 31, 2011		December 31, 2011
Revenues

Revenues	$2,524,265	$739,608	$-		$3,263,873
Cost of revenues	986,854	318,996	-		1,305,850
Gross margin	1,537,411	420,612	-		1,958,023

Operating expenses
General & administrative	3,625,799	171,637	-		3,797,436
Sales & marketing	583,284	179,484	-		762,768
Engineering, research, & development	347,884	-	-		347,884
Depreciation & amortization	751,072	-	232,750	(a)	983,822
Goodwill Impairment	10,435,170	-	-		10,435,170
Intangible asset impairment	1,325,134	-	-		1,325,134
Total operating expenses	17,068,343	351,121	232,750		17,652,214

Loss from operations	(15,530,932)	69,491	(232,750)		(15,694,191)

Other income/(expense)
Interest income	176	-	-		176
Interest expense	(544,215)	(44,668)	31,144	(b),(c)	(557,739)
Change in fair market value of derivative liabilities	(1,234,145)	-	-		(1,234,145)
Gain on adjustment in contingent consideration	999,347	-	-		999,347
Total other income/(expense)	(778,837)	(44,668)	31,144		(792,361)

Income tax benefit/(expense)	(3,220)	-	-		(3,220)

Net loss	$(16,312,989)	$24,823	$(201,606)		$(16,489,772)

Net loss per share - basic and diluted	$(0.78)				$(0.79)

Weighted average number of shares
during the period - basic and diluted	20,910,334				20,910,334

See accompanying notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

Adjustment Notes:
   (a) - represents the amortization of $232,750,  related to the fair value of identifiable amortizable intangible assets acquired in the transaction, as if the acquisition had been completed on January 1, 2011.

(b) - represents the elimination of interest expense of $44,668, within DigiMark LLC historical financial statement for the seven months ended July 31, 2011.
(c) - represents interest expense as if the notes payable issued in the transaction were issued January 1, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011.

Based on this evaluation, these officers concluded that, as of December 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission.

(3)
inadequate closing process to ensure all material misstatements are corrected in the financial statements.  This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2011:

Name	Age	Position
Dennis Becker	38	Chief Executive Officer and Director
Timothy Schatz	41	Chief Financial Officer
David Souaid	38	Director
David Jaques	56	Director
H. Fraser Clarke	36	Director
Doug Schneider	49	Director
John Harris	63	Director

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

Timothy Schatz – Chief Financial Officer

Since January 2010, Mr. Schatz has been the Director of Finance and subsequently Vice President of Finance for CommerceTel Corporation and its predecessor, CommerceTel Inc. From 2008 to 2009, Mr. Schatz functioned as Corporate Accounting Manager for Locallife USA, a San Diego startup involved with local internet search engine technology and local small business marketing strategies. Until 2008, Mr. Schatz spent 13 years with Enterprise Rent-A-Car, with the final 6 years as Regional Business Manager / Controller of the Inland Empire Los Angeles region, encompassing 40 locations and over 300 employees. Mr. Schatz graduated with a Bachelor of Science in Accountancy from San Diego State University.

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

David Jaques, Director

David Jaques has held senior financial positions in banking, corporate and venture capital.  In his early career, he held various positions with Barclays Bank in London and provided advisory services in currency and interest rate risk management to the bank’s corporate clients.  He held a similar role at Barclays Bank, New York from 1988 to 1993.  He was Senior Vice President and Treasurer of Silicon Valley Bank between 1994 and 1999; founding CFO for PayPal from 1999 to 2001 and CFO of BlueRun Ventures from 2001 to 2008.  Since 2008 he has provided CFO consulting services with Greenough Consulting Group and holds three other Board and advisor positions.

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

John Harris, Director

Mr. Harris has been a director since January 2011. From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market.  In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company.  From 2003 to 2005, he was President and CEO of Seven World Wide, a $400 million private equity backed Marketing Services BPO Company with operations in North America and the United Kingdom. During his tenure he restructured the company, disposed of non-core assets, right sized the cost structure, and shifted the focus to profitable growth areas. Mr. Harris led the sale of the company doubling shareholder value for the investors.  Prior thereto, Mr. Harris spent 25 years Electronic Data Systems (EDS) in a number of senior executive positions and was a significant contributor to the growth of the company as it scaled from $100 million dollars in revenue to approximately $19 billion at the time of his departure in 1999.  Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business.  He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group, DG FastChannel and BancTec Corporation.  He is a member of the compensation committee of the board of each of these companies and sits on the audit committee of the board of DG FastChannel. He is also Chief Executive Officer of Chemical Information Services.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Item 11.	Executive Compensation

The following table provides information regarding the compensation earned during the years ended December 31, 2011 and 2010 by our (i) Chairman and Chief Executive Officer, and (ii) Chief Financial Officer. We refer to these two individuals collectively as our “named executive officers.”

Summary Compensation Table*

Name and Principal Position	Year	Salary	Option Awards	Total
Dennis Becker, CEO	2011	188,807	22,249	151,056
	2010	169,041	53,196	222,237
Paul Meyer, CFO (1)	2011	13,750	39,945	53,695
	2010	1,250	4,063	5,313
Matt Szot, CFO (2)	2011	43,487		43,487

(1)
In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.  Mr. Meyer resigned his position as CFO effective July 1, 2011.

(2)	Mr. Szot resigned his position as effective October 31, 2011.

The "Option Award" expense for Mr. Becker refers to CommerceTel Corporation options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the board on the same date. "Option Award" expense for Mr. Becker also includes $52,708 in 2010 for options granted in our former parent, CommerceTel Canada. These options became fully vested in November 2010 pursuant to the Share Exchange transaction.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2011, including the value of the options awards.

Outstanding Equity Awards at December 31, 2011*

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Dennis Becker CEO	625,000	625,000	.32	12/24/2015	468,750	703,125

*  In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

The amounts reported in Option Awards column of the table above reflect the aggregate compensation costs for financial statement reporting purposes for fiscal 2010 and 2011 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R)).  These amounts do not reflect amounts paid to or realized by the executive officers for fiscal 2010 or 2011. Actual amounts earned for fiscal 2010 and 2011 are included in the Summary Compensation Table above.  For information on the method and assumptions used to calculate the compensation costs, see Note 5 to our audited consolidated financial statements contained herein. The "Option Award" expense for Mr. Becker and Mr. Meyer refer to CommerceTel Corporation options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the Board on the same date. "Option Award" expense for Mr. Becker also includes $46,546 in 2009 and $52,708 in 2010, respectively for options granted in our former parent, CommerceTel Canada. These options became fully vested in November 2010 pursuant to the Share Exchange transaction.

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

Non-Employee Director Compensation

We do not have a formal plan for compensation to non-employee directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 3, 2011, certain information regarding the beneficial ownership of our common stock.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our nominees for director and executive officer; and (iii) all of our executive officers and nominees for director as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless otherwise indicated, the address of each shareholder is c/o the Company, 58 West Buffalo Road, Suite 200, Chandler, AZ 85225.
Name of Beneficial Owner	Number of Shares	Percentage(1)
CommerceTel Canada Corporation 1 First Canadian Place 100 King Street West Toronto, ON M5X 1B2	7,267,972	31.9%
Dennis Becker (2)	7,985,335	34.2%
Timothy Schatz	112,745	*
David Souaid	75,000	*
David Jaques	100,000	*
Fraser Clarke (3)	7,342,972	32.3%
Doug Schneider	75,000	*
John Harris	100,000	*

John Liviakis	1,445,162	6.4%
Adsparq Limited	2,125,000	9.3%
Executive Officers and Directors as a Group (six persons)	8,522,810	37.5%
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2011, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2011 and December 31, 2010, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

2011 Transactions

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 349,997 options were vested as of December 24, 2011.  Hidden River was paid $140,000 in 2011.

During the year ended December 31, 2011, the Managing Director of Hidden River, LLC, became an investor in the company’s private placement with an investment of $25,000.

During the year ended December 31, 2011, a consulting agreement was entered into with Premier Capital Partners for investor relations services in exchange for 200,000 common shares.  Subsequently the Managing Director for Premier Capital Partners became an investor in the company’s private placement with an investment of $225,000.

During the year ended December 31, 2011, the company entered into an employment agreement with the primary owner and shareholder of Digimark LLC, holder of 519,540 common shares, to serve as Executive Vice President of Business Development.  He was paid $40,000 in 2011.

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

Item 14.	Principal Accounting Fees and Services

Mayer Hoffman McCann P.C. (“Mayer Hoffman”) audited the Company's financial statements for the year ended December 31, 2010.

Effective February 20, 2012, the Company dismissed Mayer Hoffman as the Company’s independent registered accounting firm and replaced them with M&K CPAS, PLLC ("M&K").  Effective February 24, 2012, the Company engaged M&K as its principal independent public accountant for the year ended December 31, 2011. The following table represents aggregate fees billed to us for the years ended December 31, 2011 and 2010 by M&K CPAS, PLLC, Mayer Hoffman McCann P.C., or Mayer Hoffman, Seale and Beers, CPAs, and Anton & Chia, respectively, our principal auditors for such periods. All fees described below were approved by the board of directors.

	December 31, 2011		December 31, 2010
	M&K, CPAs	Mayer Hoffman	Mayer Hoffman	Seale & Beers	Anton & Chia
Audit Fees	$47,555	$43,600	$31,500	$4,040	$15,600
Audit-Related Fees		6,500	-	-	5,136
Tax Fees	-	7,000	-	-	-
All Other Fees	-	-	-	-	-
Total Fees	$47,555	$57,100	$31,500	$4,040	$20,736

    Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's 10-Q reports for the fiscal year.

            Under the Sarbanes-Oxley Act of 2002, the Company’s audit committee is responsible for the appointment, compensation and oversight of the work of the independent auditor.  As part of this responsibility, the audit committee is required to pre-approve audit and non-audit services provided by the independent auditor in order to ensure the services do not impair the auditor's independence.  The SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the audit committee's responsibility for administering the engagement of the independent auditor, including pre-approval of fees.  Accordingly, The Company’s audit committee has adopted the following pre-approval policy and procedures for audit, audit-related, and tax services.

The audit committee has adopted an approach whereby all services obtained from the independent auditor will be pre-approved. Under this approach, an annual program of work will be approved for each of the following categories of services: audit, audit-related, and tax.  Engagement-by-engagement pre-approval will not be required, except for exceptional or ad hoc incremental engagements with fees resulting in the fee category exceeding the aggregate pre-approved program of work for that category.  In general, a work program for each category of services can be supplemented with additional pre-approved amounts after appropriate review of the additional services with the audit committee.  The audit committee may consider specific engagements in the All Other Services category on an engagement-by-engagement basis.

            For all services obtained from the independent auditor, the audit committee will consider whether such services are consistent with the SEC's rules on auditor independence.  The audit committee will consider the level of audit and audit-related fees in relation to all other fees obtained from the independent auditor, and will review such level each year.

 Pre-Approval Process and Delegation of Authority

            The primary review and pre-approval of services to be obtained from the independent auditor and related fees will be scheduled for the audit committee meeting at the end of the financial year.  If fees might otherwise exceed pre-approved amounts for any category of permissible services, then incremental amounts can be reviewed and pre-approved at subsequent audit committee meetings prior to commitment.  If needed, time will be set aside in any scheduled audit committee meeting for review and pre-approval of additional services.  No additional authority is delegated for pre-approval of services obtained from the independent auditor.

            The independent auditor and the Company management will jointly manage a process for collecting and reporting all fees billed by the independent auditor to the Company for each financial year.

 Audit Services

            Engagement term, scope of service and fees for the annual examination of the Company’s financial statements will be pre-approved by the audit committee.  These audit services include the integrated audit of the Company’s consolidated financial statements (including required quarterly reviews) and the effectiveness of internal control over financial reporting, audits of affiliate and subsidiary statutory financial statements, and other procedures required to be performed by the independent auditor to be able to render an opinion on the Company’s consolidated financial statements.

            The audit committee will be responsible for direction and oversight of the engagement of the independent auditor.  At its discretion, the audit committee will obtain input from the Company management on the terms of the engagement, the effectiveness with which the engagement is carried out, and the amount of audit fees.  The independent auditor is responsible for the cost-effective management of the engagement, and for ensuring that audit services are not provided prior to review and pre-approval by the audit committee.

 Audit-related Services

Audit-related services include services that are reasonably related to the performance of the audit of the Company’s financial statements. These services include asset dispositions, benefit plan and joint venture audits, attestation procedures related to cost certifications and government compliance, consultations on accounting issues, and due diligence procedures.  Each year the audit committee will conduct a broad review of the proposed services to ensure the independence of the independent auditor is not impaired.

            General pre-approval will occur at the end of each year coincident with pre-approval of audit services.  Applicable operating and staff functions will be requested to assign a process-owner to monitor the engagement of the independent auditor for audit-related services.

 Tax Services

            The audit committee concurs that the independent auditor may provide certain tax services without impairing its independence.  These services include preparing local tax filings and related tax services, tax planning, and other services as permitted by SEC regulations. The audit committee will not permit engaging the independent auditor (1) in connection with a transaction, the sole purpose of which may be impermissible tax avoidance, (2) for other tax services that may be prohibited by SEC rules now or in the future or (3) to perform services under contingent fee arrangements.

 All Other Services

If permissible other services requested by the Company business units must be pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Financial Statements of CommerceTel Corporation and Report of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated November 2, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
4.1	Form of 10% Senior Secured Promissory Bridge Note (4)
4.2	Secured Subordinated Promissory Note, effective as of April 1, 2011(1)
4.3	Form of Warrant (1)
4.4	Form of Secured Subordinated Promissory Note (5)
4.5	Form of Unsecured Subordinated Promissory Note (5)
10.1	Form of Security Agreement (4)
10.2	Form of Subsidiary Guaranty (4)
10.3	Employment Agreement dated December 24, 2010 with Dennis Becker (6)
10.4	Omitted
10.5	Asset Purchase Agreement dated March 3, 2011 by and among the Company, CommerceTel, Inc., Adsparq and selling shareholders (1)
10.6	Acquisition Agreement, effective as of April 1, 2011 by and among the Company, CommerceTel, Inc., Mobile Visions, Inc., Mobivity LLC and their controlling shareholders (6)
10.7	Form of Subscription Agreement (1)
10.8(1)	Asset Purchase Agreement between the Company and Digimark LLC dated June 9, 2011 (5)
10.8(2)	Amendment No. 1 dated July 8, 2011 to Asset Purchase Agreement (5)
10.8(3)	Amendment No. 2 dated as of August 1, 2011 to Asset Purchase Agreement (5)
16.1	Letter from Former Accountants dated January 14, 2011 (6)
16.2	Letter from Former Accountants dated January 14, 2011 (7)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Timothy Schatz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Timothy Schatz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 8, 2010
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 15, 2011
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 16, 2012	COMMERCETEL CORPORATION

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

	Signature	Title	Date

/s/	Dennis Becker	Chief Executive Officer and Director	April 16, 2012

/s/	Timothy Schatz	Chief Financial Officer	April 16, 2012

/s/	David Jaques	Director	April 16, 2012

/s/	Fraser Clarke	Director	April 16, 2012

/s/	David Souaid	Director	April 16, 2012

/s/	Doug Schneider	Director	April 16, 2012

/s/	John Harris	Director	April 16, 2012