Form 10-Q
period 2012-03-31
COMMERCETEL CORP
filed 2012-05-21
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended March 31, 2012

Commission file number 000-53851

CommerceTel Corporation
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 W. Buffalo St. #200
Chandler, AZ 85225
 (Address of Principal Executive Offices & Zip Code)

(866) 622-4261
(Telephone Number)

Dennis Becker
CommerceTel Corporation
58 W. Buffalo St. #200
Chandler, AZ 85225

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

As of May 10, 2012, the registrant had 22,904,308 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION

-i-

Part I Financial Information

Item 1.	Financial Statements.
CommerceTel Corporation
Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets
Cash	$240	$396
Accounts receivable, net of allowance for doubtful accounts of $54,973 and $18,050, respectively	227,259	243,846
Other current assets	304,889	15,924
Total current assets	532,388	260,166

Equipment, net	24,213	25,316
Goodwill	3,002,070	3,002,070
Intangible assets, net	968,507	1,116,506
Other assets	45,178	197,046
TOTAL ASSETS	$4,572,356	$4,601,104

Current liabilities
Accounts payable	$1,068,414	$842,777
Accrued interest	172,166	130,426
Accrued and deferred personnel compensation	343,768	237,691
Deferred revenue - related party	167,000	200,000
Deferred revenue and customer deposits	136,437	126,525
Convertible notes payable, net of discount	1,476,370	1,002,730
Notes payable, net of discount	614,842	736,270
Cash payment obligation, net of discount	25,000	86,714
Derivative liabilities	2,305,175	1,573,859
Other current liabilities	289,447	245,227
Earn-out payable	2,597,587	-
Total current liabilities	9,196,206	5,182,219

Non-current liabilities
Long term accounts payable	-	125,846
Earn-out payable	-	2,658,238
Total non-current liabilities	-	2,784,084
Total liabilities	9,196,206	7,966,303

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 22,904,308 and 22,754,308 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	22,904	22,754
Common stock liability	87,000	-
Additional paid-in capital	21,445,728	21,099,289
Accumulated deficit	(26,179,482)	(24,487,242)
Total stockholders' equity (deficit)	(4,623,850)	(3,365,199)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,572,356	$4,601,104

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2012	2011
		(Restated)
Revenues
Revenues	$1,013,206	$140,638
Cost of revenues	367,769	79,837
Gross margin	645,437	60,801

Operating expenses
General & administrative	951,987	624,214
Sales & marketing	312,873	63,925
Engineering, research, & development	160,186	146,491
Depreciation & amortization	154,617	2,037
Total operating expenses	1,579,663	836,667

Loss from operations	(934,226)	(775,866)

Other income/(expense)
Interest income	-	158
Interest expense, net	(358,178)	(105,408)
Change in fair market value of derivative liabilities	(460,487)	(430,402)
Gain on adjustment in contingent consideration	60,651	-
Total other income/(expense)	(758,014)	(535,652)

Loss before income taxes	(1,692,240)	(1,311,518)

Income tax expense	-	-

Net loss	$(1,692,240)	$(1,311,518)

Net loss per share - basic and diluted	$(0.07)	$(0.07)

Weighted average number of shares
during the period - basic and diluted	22,797,641	17,711,048

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Liability	Capital	Deficit	(Deficit)
Balance, December 31, 2011	22,754,308	$22,754	$-	$21,099,289	$(24,487,242)	$(3,365,199)

Common stock for services	150,000	150	87,000	182,850		270,000
Stock-based compensation			-	113,861		113,861
Adjustment to derivative liability due to debt repayment			-	49,728		49,728
Net loss					(1,692,240)	(1,692,240)
Balance, March 31, 2012	22,904,308	$22,904	$87,000	$21,445,728	$(26,179,482)	$(4,623,850)

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2012	2011
		(restated)
OPERATING ACTIVITIES
Net loss	$(1,692,240)	$(1,311,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	46,384	-
Common stock for services	270,000	-
Stock-based compensation	113,861	344,609
Depreciation and amortization expense	154,617	2,037
Gain on adjustment in contingent consideration	(60,650)	-
Change in fair market value of derivative liabilities	460,487	430,402
Amortization of deferred financing costs	35,154	-
Amortization of note discounts	277,349	78,810
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(29,797)	(1,011)
Other current assets	(324,119)	(23,680)
Other assets	2,939	-
Accounts payable	225,637	81,364
Accrued interest	41,740	26,598
Accrued and deferred personnel compensation	106,077	(6,356)
Deferred revenue and customer deposits	(23,088)	53,359
Long term accounts payable	23,083	-
Other liabilities	44,220	(450)
Net cash used in operating activities	(328,347)	(325,836)

INVESTING ACTIVITIES
Purchases of equipment	(5,515)	(2,412)
Acquisition of intangible assets	-	(60,000)
Net cash used in investing activities	(5,515)	(62,412)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable	585,100	10,000
Payments on notes payable	(188,894)	-
Payments on cash payment obligation	(62,500)	-
Proceeds from issuance of common stock and warrants	-	210,000
Net cash provided by financing activities	333,706	220,000

Net change in cash	(156)	(168,248)
Cash at beginning of period	396	373,439
Cash at end of period	$240	$205,191

Supplemental disclosures:
Cash paid during period for :
Interest	$4,835	$-

Non cash investing and financing activities:
Debt discount	$320,557	$4,299
Adjustment to derivative liability due to debt repayment	$49,728	$-
Common stock issued for patents and trademarks	$-	$50,000

See accompanying notes to condensed consolidated financial statements.

CommerceTel Corporation
Notes to Condensed Consolidated Financial Statements

1.           Reverse Merger Transaction and Accounting

Reverse Merger Transaction

CommerceTel Corporation (the “Company”) was incorporated as Ares Ventures Corporation in Nevada in 2008, and was renamed CommerceTel Corporation in 2010.  On November 2, 2010, the Company acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”.  Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company. The accompanying condensed consolidated financial statements, common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately ($26.2) million as of March 31, 2012.  These factors among others create a substantial doubt about our ability to continue as a going concern.  The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements.  Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through September 30, 2012.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we raised additional bridge financing totaling $740,100 as between January and May, 2012.  Longer term, we anticipate that we will raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$850,591	$-
Goodwill (non-recurring)	$-	$-	$3,002,070	$-
Derivatives (recurring)	$-	$-	$2,305,175	$(460,487)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$1,116,506	$(1,325,134)
Goodwill (non-recurring)	$-	$-	$3,002,070	$(10,435,170)
Derivatives (recurring)	$-	$-	$1,573,859	$(1,234,145)

The Company has goodwill and intangible assets as a result of the 2011 business combinations discussed throughout this form 10-Q. These assets were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques

The Company has derivative liabilities as a result of 2011 and 2012 convertible promissory notes and common stock and warrants with exercise price reset provisions that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of level 3 valuation techniques.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.  The Company recorded an allowance for doubtful accounts of $54,973 at March 31, 2012 and $18,050 at December 31, 2011.

Equipment

Equipment is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended March 31, 2012 and 2011 was $6,618 and $1,284, respectively.  Accumulated depreciation for the Company’s equipment equaled $141,427 at March 31, 2012 and $134,810 at December 31, 2011.

Net property and equipment were as follows:

	March 31, 2012	December 31, 2011
Equipment	$151,072	$146,872
Furniture and Fixtures	14,569	13,254
Subtotal	165,641	160,126

Less accumulated depreciation	(141,427)	(134,810)
Total	$24,213	25,316

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

As of March 31, 2012, amortizable intangible assets consist of patents and trademarks, customer contracts, customer relationships, trade name, acquired technology, and non compete agreements.  These intangibles are being amortized on a straight line basis over their estimated useful lives one to five years.  The Company recorded amortization of our intangible assets of $147,999 and $753 for the three months ended March 31, 2012 and 2011, respectively.

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

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  Deferred revenues totaled $286,082 at March 31, 2012 and $309,063 at December 31, 2011.

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

Long Term Accounts Payable

The company had recorded amounts pertaining to payments made prior to the acquisitions of Boomtext as well as amounts due to it from the sellers of Boomtext in accounts that are included in Other Assets and Long Term Accounts Payable as of the year ended December 31, 2011.  The amount recorded as a receivable from the sellers of Boomtext totaled $148,930, and the amount due to these sellers totaled $125,846 at December 31, 2011.  As of March 31 ,2012 these amounts have been reclassified to Other Current Assets and Accounts Payable, since these balances will be settled in March of 2013 when the Earn-out payable to Boomtext is paid.  The amount recorded as a receivable from the sellers of Boomtext totaled $278,875 and the amount due to these sellers totaled $259,761 at March 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2012 and 2011, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2012 and 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 2,404,167 outstanding options and 842,142 outstanding warrants. In addition, see potential issuances associated with warrants and convertible debt in Notes 5 and 6.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change.  Changes in such standards may have an impact on the Company’s future financial statements.  The following are a summary of recent accounting developments.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

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

Mobivity Acquisition

Effective April 1, 2011, the Company completed the acquisition of Mobivity, LLC’s and Mobile Visions, Inc.’s Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition consisted of 1,000,000 shares of the Company’s common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due May 2, 2011 (see Note 5).  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.

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

BoomText Acquisition

Effective August 1, 2011, the Company completed the purchase from with Digimark, LLC (“Digimark”) of substantially all of the assets of its BoomText interactive mobile marketing services business.  The purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on May 25th, 2012 (original maturity March 31, 2012 was extended); is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011; (iv) an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011; (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of March 31, 2012 the dollar value of the earn-out payable is $2,597,587, which is recorded as a non-current liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 2,597,587 as of March 31, 2012.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2012:

	Balance at December 31, 2011	Additions	Amortization	Balance at March 31, 2012

Patents and trademarks	$120,016	$-	$(2,009)	$117,917
Customer contracts	103,000	-	(6,059)	96,941
Customer relationships	496,999	-	(87,274)	409,725
Trade name	70,750	-	(20,103)	50,647
Technology/IP	322,116	-	(31,673)	290,443
Non-compete	3,625	-	(791)	2,834
	$1,116,506	$-	$(147,999)	$968,507

During the three months ended March 31, 2012, the Company recorded amortization expense related to purchased intangibles of  $147,999, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

The estimated future amortization expense of purchased intangible assets as of March 31, 2012 is as follows:

Year ending December 31,	Amount

2012	$434,336
2013	$307,690
2014	$101,361
2015	$32,631
2016	$14,455
Thereafter	$78,034

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

5.           Derivative Liabilities

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of March 31, 2012, the number of warrants to be issued remains indeterminate.  Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

In 2011, the Company commenced a private placement in late March 2011.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.    Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company determined that the down round price protection on the common stock represents a derivative liability.  Additionally, the Company recorded a derivative liability for the warrants issued in the transactions.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At March 31, 2012, the Company recorded current derivative liabilities of $2,305,175.  The change in fair value of the derivative liabilities for the three months ended March 31, 2012 and 2011 was a loss of $460,487, and $430,402, respectively, which were reported as other income/(expense) in the consolidated statements of operations.

Derivative Value by Instrument Type	March 31, 2012	December 31, 2011

Convertible Bridge Notes	$1,086,426	$747,424
Common Stock and Warrants	897,805	826,435
Non-employee Warrants	320,944	-
	$2,305,175	$1,573,859

Total
Beginning balance January 1, 2011	$334,478
Issuances in derivative value due to new security issuance of notes	149,197
Issuances in derivative value due to new security issuances of common stock and warrants	1,185,150
Converted	(143,961)
Change in fair market value of derivative liabilities	48,995
Beginning balance January 1, 2012	$1,573,859
Issuances in derivative value due to new security issuances of notes	320,557
Issuances in derivative value due to vesting of non-employee warrants	422,738
Adjustment to derivative liability due to debt repayment	(49,728)
Change in fair market value of derivative liabilities	37,749
Ending balance March 31, 2012	$2,305,175

Key inputs and assumptions:

For issuances of notes, common stock and warrants:
●         Stock prices on all measurement dates were based on the fair market value
●         Down round protection is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants less than $2.00 per share
●         The probability of future financing was estimated at 100%
●         Computed volatility of 65%
●         Risk free rates ranging from 0.03% to 0.78%

For issuances of non-employee warrants:
●         Computed volatility of 65%
●         Risk free rates ranging from 0.59% to 1.04%
●         Expected life (years) from 3.00 to 5.00

See note 8, discussing fair value measurements.

6.           Bridge Financing, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 2 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.  The Notes are secured by a first priority lien and security interest in all of the Company’s assets.

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

Also in November 2011, the Company issued additional Notes in the aggregate principal amount of $262,500.  These Notes were due February 2, 2012 and contain the same rights and privileges as the previously issued Notes.  In January, 2012, the Company issued additional Notes in the principal amount of $520,000.  As of April 11, 2012, all note holders with maturity dates of February 2, 2012 have extended the maturity through May 2, 2012.

In March and April 2012, the Company issued additional Notes in the aggregate principal amount of $220,100 due May 2, 2012.  In March 2012, one note holder was repaid a partial principal balance of $65,000.  We are currently working with all note holders to extend the maturity or convert into equity.  As of the date of this filing, these notes are past due.

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

WFG Investments, Inc. and Emerging Growth Equities, Ltd., both registered broker dealers, were paid placement agent fees related to the Notes in the amount of $40,000 and $52,107, respectively, which were capitalized as deferred financing costs, and are being amortized over the term of the Notes using the effective interest method.  The Company recorded $35,154 of expense for the amortization of the deferred financing costs for the three months ended March 31, 2012, and $10,000 for the three months ended March 31, 2011.

The following table summarizes information relative to all of the outstanding Notes at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2012
Bridge notes payable	$1,582,600	$1,062,500
Less unamortized discounts:
Variable maturity discount	(21,510)	(12,031)
Warrant discount	(84,720)	(47,739)
Bridge notes payable, net of discounts	$1,476,370	$1,002,730

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $65,009 for the variable conversion feature and a discount of $255,548 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $274,097 of interest expense for the amortization of the note discounts associated with derivative liabilities during the year ended March 31, 2012.

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

During the three months ended March 31, 2012, the Company made principal and interest payments totaling $105,526 on the promissory note, and the outstanding principal amount of the note is $208,357 at March 31, 2012.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext, the Company issued a secured subordinated promissory note in the principal amount of $175,000. The promissory note accrues interest at 6.25% per annum; is payable in full on May 25, 2012 (original maturity March 31, 2012 was extended); is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its Notes discussed above.

As partial consideration for the acquisition of Boomtext, the Company also issued an unsecured subordinated promissory note in the principal amount of $195,000.  The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its Notes discussed above.  The $195,000 unsecured subordinated promissory note does not bear interest; accordingly, the Company recorded the promissory note at the present value of the $195,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $2,466 for the three months ended March 31, 2012. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of March 31, 2012 and December 31, 2011:

	Notes Payable		Accrued Interest
	3/31/2012	12/31/2011	3/31/2012	12/31/2011
Bridge notes, net as discussed above	$1,476,370	$1,002,730	$132,804	$95,823
Mobivity note, as discussed above	208,357	310,135	-	-
Unsecured (as amended) note payable due to our Company's former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. See Note 12	20,000	20,000	11,568	10,871
Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	20,381	19,084
Digimark, LLC secured subordinated promissory note, as discussed above	175,000	175,000	7,413	4,648
Digimark, LLC subordinated promissory note, net, as discussed above	159,501	179,151	-	-
	$2,091,212	$1,739,000	$172,166	$130,426

Interest expense, including amortization of note discounts, totaled $322,239 and $105,408 for the three months ended March 31, 2012 and 2011, respectively.

Cash Payment Obligation

As partial consideration for the acquisition of Txtstation, the Company agreed to a $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments is due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  The $250,000 cash payment obligation does not bear interest; accordingly, the Company recorded the cash payment obligation at the present value of the $250,000  payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the cash payment obligation.  The discount rate was based on the Company’s estimated cost of capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $786 for the three months ended March 31, 2012. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

7.           Stockholders’ Equity (Deficit)

 Common Stock

On March 2, 2012, the Company issued 150,000 common stock shares at a price of $1.22 totaling $183,000 for consulting services.  The shares were valued based on the closing stock price for the date granted.

As of March 31, 2012, the Company has 22,904,308 common shares outstanding.

Common Stock Liability

On February 1, 2012, the Company authorized 75,000 common stock shares at a price of  $1.16 totaling $87,000 for investor relations consulting services.  The common stock liability was valued based on the closing stock price on the date granted.

 Stock-based Compensation

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

A summary of option activity under the 2010 Plan as of March 31, 2012 and changes during the three months then ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	1,610,000	$0.82	5.13
Granted	10,000	1.16	4.84
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2012	1,620,000	$0.82	4.87

Options vested and exercisable at March 31, 2012	455,516	$0.75	4.98

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values.   The Company recorded stock-based compensation in operating expenses for employees totaling $113,861 and $97,934 for the three months ended March 31, 2012 and 2011, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2012 was $1.16 per share.  There were 10,000 options granted during the three months ended March 31, 2012.  The ranges of assumptions used during the three months ended March 31, 2012 are as follows:

Employee Options
Expected volatility	65.0%
Risk-free interest rate	0.45%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life (yrs)	3.00 to 6.00

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

Warrants

During the three months ended March 31, 2012, the Company issued warrants totaling 25,000 to non-employee consultants that include graded vesting terms.  As of March 31, 2012, 454,163 warrants were vested pursuant to these agreements.  These warrants were valued using a Monte Carlo Simulation, the fair values of the warrants were estimated at the vesting date and are revalued at each subsequent reporting date.  At March 31, 2012, the Company recorded current derivative liabilities for the non-employee warrants totaling $320,944.  The change in fair value of the derivative liabilities for the three months ended March 31, 2012 was a loss of $320,944, which was reported as other income/(expense) in the consolidated statements of operations.

Valuation Assumptions

The Company uses a Monte Carlo simulation in determining the fair values of the warrants.   There were 25,000 warrants granted during the three months ended March 31, 2012.  The Company periodically revalues these warrants as they vest.  The ranges of assumptions used during the three months ended March 31, 2012 are as follows:

Non-Employee Warrants
Expected volatility	65%
Risk-free interest rate	0.30%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life (yrs)	3.00 to 6.00

A summary of warrant activity during the three months ended March 31, 2012 and changes during the three months then ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	905,000	$0.33	5.10
Granted	25,000	1.16	4.84
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2012	930,000	$0.35	4.85

Warrants vested and exercisable at March 31, 2012	454,163	$0.33	4.39

As discussed in Note 6, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known as of March 31, 2012.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock.  The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding.  In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Notes with a principal amount of $210,000 discussed above in Note 6 under Bridge Financing.  The warrants are exercisable for four years from the date of issuance.  During the three months ended March 31, 2012, the Company did not issue any additional warrants.  These warrants are shown below.  These warrants are included in the derivative value as of March 31, 2012 and December 31, 2011.

Beginning balance January 1, 2012	842,184
Warrants issued	-
Warrants exercised	-
Warrants expired	-
Ending balance March 31, 2012	842,184

8.           Income Taxes

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

At March 31, 2012 and December 31, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 6), and the common stock and warrants issued in the current year (See Note 5) at the aggregate fair market value of $2,305,175 and $1,573,859, respectively, utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See note 5 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of March 31, 2012 and December 31, 2011.

10.           Concentrations

During the three months ended March 31, 2012, no customer accounted for more than 10% of revenues.  During the three months ended March 31, 2011, two customers accounted for 37% and 17%, respectively.  At March 31, 2012 two customers accounted for 16% and 17% of accounts receivable.  At December 31, 2011, no customers were greater than 10% of receivables.

11.         Commitments and Contingencies

Earn Out Contingency

The Company has an earn out commitment associated with the acquisition of Boomtext from Digimark, LLC.  An earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of March 31, 2012, and December 31, 2011, the estimated dollar value of the earn-out payable is $2,597,587, and $2,658,238, respectively, which is recorded as a non-current liability on the accompanying consolidated balance sheet.

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

The minimum lease payments required over the next five years is shown below.

Minimum Lease Payments

2012	$118,200
2013	138,678
2014	143,492
2015	148,281
2016	-
$548,651

Lease Exit Obligation

The Company had a lease agreement for its office facilities in San Diego, California through June 2012.    Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility.  The property was vacated in November 2011 and returned to the owner.  As of March 31, 2012, the Company has a Lease Exit Obligation totaling $72,660 for the period December 2011 through June, 2012, made up of, $38,088 in remaining rent obligation, $32,550 in remaining deferred rent, $2,022 in estimated common area maintenance charges.  The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities was $49,289 for the three months ended March 31, 2012, and $16,323 (for the San Diego location only) for the three months ended March 31, 2011.

Other

At December 31, 2010, the Company was delinquent with respect to the payment of wages earned by current employees due to an insufficient balance of cash on hand at the time the payrolls were due to be paid to the employees.  Ahead of the Merger, employees agreed to convert the majority of the delinquent payments to equity in CommerceTel, Inc.  The employees have agreed to continue their employment in the expectation of eventual payment of the remaining amounts due.  It is the Company’s full intention to satisfy or reach a settlement with all past due balances outstanding, which total approximately $71,000 at March 31, 2012.

12.	Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The Company may make contributions at the discretion of its Board of Directors.  During the three months ended March 31, 2012 and 2011, the Company made no contributions to the Plan.

13.	Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Commercetel Inc common stock and $200,000 of prepaid services to be rendered by CommerceTel.  These services remain owed to Optimal Payments Corporation at December 31, 2011.  A member of CommerceTel’s Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation.  During the three months ended March 31, 2012, the Company began work on a project for Optimal Payments Corporation and recognized revenue of $33,000.

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 393,746 options were vested as of March 24, 2012.  For the three months ended March 31, 2012, Hidden River earned $30,000.  As of March 31, 2012 Hidden River is currently owed a bonus approximately totaling $96,000.

During the year ended December 31, 2011, the company entered into an employment agreement with the primary owner and shareholder of Digimark LLC, holder of 519,540 common shares, to serve as Executive Vice President of Business Development.  He was paid $30,000 as of March 31, 2012.

During the three months ended March  31, 2012, the company entered into an employment agreement with the primary owner and shareholder of Mobivity, LLC and Mobile Visions, Inc. holder of 500,000 common shares, to serve as Senior Director of Software Engineering.  He was paid $12,500 as of March 31, 2012.

14.           Subsequent Events

Bridge Notes Extended and Converted

In March and April, 2012, the Company entered into agreements with all holders of its 10% Senior Secured Convertible Bridge Notes (the “Notes”) due February 2, 2012 in the principal amount of $1,517,500.  Under the terms of the agreements, holders of this principal amount agreed to extend the maturity due date of the Notes to May 2, 2012. The Company is currently working with these note holders to extend the maturity or convert to equity.

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

Under ASC 820 Fair Value Measurements & Disclosures, a quoted stock price in an active market is considered primary (Type I) indicator of fair value of restricted stock issued in consideration for the acquisitions completed in 2011.  The Company believed that the infrequent and low volume of initial trading of its common stock did not constitute an active market.  Alternatively, throughout the year the company conducted a private placement in which units comprised of shares of restricted common stock and attached warrants were sold at $1.50 per share.  This price per share was bifurcated for the value of the common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.  The price per common share that was determined by this valuation equaled $1.00 for the three months ended March 31, 2011.  The use of this method resulted in understated asset value for certain intangible assets, understated stock based compensation expense, an understatement of certain derivative liabilities and an understatement of the related expense related to the Company’s derivative liability, as reflected in its financial statements for the quarters ended March 31, 2011.

The cumulative effect of this change through March 31, 2011 is an increase of  $32,142 in intangible assets,  an increase of $396,264 in current liabilities, which included a $128,000 reclassification of derivative liabilities from Common Stock Liability, an increase of  $347,208 in additional paid-in capital, and a decrease of  $583,300 in the Company’s net income, however this had no effect on the Company’s reported cash flows.  Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarter ended March 31, 2011 are included below.

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

Bridge Financing

To date in 2012, we have issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate of $710,100.  (See discussion of Bridge Notes in Liquidity and Capital Resources, and Note 6 to Consolidated Financial Statements)  As of May 10, 2012 there is $1,722,600 in principal amount of outstanding notes, which were due May 2, 2012.  We are currently working with the note holders to extend the maturity or convert into equity.

In March and April, 2012, two note holders were repaid $80,000 in principal.

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

Revenue recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  As of March 31, 2012 deferred revenues totaled $286,082, while as of December 31, 2011 deferred revenues totaled $309,063.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

Revenues for the three months ended March 31, 2012 were $1,013,206, an increase of $872,568, or 620.4% compared to the three months ended March 31, 2011.  Increases related to revenues from acquired business operations of $805,392 and increased SMS revenues attributable to CommerceTel of $85,102 were offset by reductions in revenue of $18,675 from the CommerceTel legacy VoIP operating segment.  This decrease resulted from continued attrition of VoIP customers, a revenue stream that CommerceTel has chosen not to continue pursuing.

Cost of Revenues

Cost of revenue for the three months ended March 31, 2012 was $367,769, an increase of $287,932, or 360.6% compared to the three months ended March 31, 2011.  This increase is due to increased costs for SMS transmission, short code fees, sales commissions, co-location costs, and merchant fees resulting from the three acquired operating segments. This increase was offset by reductions in costs related to IVR and VoIP revenue declines.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $645,437, an increase of $584,636, or 961.6%, compared to the three months ended March 31, 2011. Gross profit as a percentage of revenue for the three months ended March 31, 2012 increased to 63.7% compared to 43.2% for the three months ended March 31, 2011. The increase in gross profit as a percentage of revenue is due to the three acquired operating segments which generated higher gross margins and allowed for greater leverage of fixed expenses.  Increased volume of SMS traffic also allowed for negotiation of a 50% discount in per-message costs beginning in January 2012.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2012 and 2011were $951,986 and $624,214, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $327,772 or 52.5% was primarily due to an increase in payroll and employee compensation of $317,164 resulting from our acquisitions of Mobivity, Boomtext, and Txtstation, an increase in stock based compensation expense for consulting services of $270,000, rent expense of 32,965, this was offset by a decreases in non-employee option expense of $246,700, which is now accounted for as a warrant and expensed in the change of fair market value of derivative liabilities, legal fees of $41,530, consulting fees of $19,300, and other minor factors.

Sales and Marketing Expense

Sales & Marketing expenses for the three months ended March 31, 2012 and 2011 were $312,873 and $63,925, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $248,948 or 389.4% was due to an increase in sales and marketing headcount resulting from the acquired operations and an increase in sales and marketing related travel as compared to 2011.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended March 31,2012 and 2011 were $160,186 and $146,491, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $13,965 or 9% was primarily due to an increase in payroll and related employee expenses with the addition of our Senior Director, Technology, hired in February 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 were $154,618 and $2,037, respectively.  The increase of $152,582 or 7,490.4% was primarily due to $147,999 of amortization expense related to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $934,226, an increase of $158,360, or 204%, compared to the three months ended March 31, 2011.  The increase can mostly be attributed to the amortization of intangible assets which equaled $147,999.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $358,178 an increase of $252,770 or 239.8% compared to the three months ended March 31, 2011.  Included in the current period interest expense is $323,025 of amortization of the bridge note, cash payment obligation and Digimark, LLC subordinated promissory note discounts recorded.  Also included in the current period interest expense is $35,154 of amortization of deferred financing costs.

Change in Fair Value of Derivative Liabilities

During the three months ended March 31, 2012, we recorded other expense of $460,487 related to the change in the fair value of its derivative liabilities during the period.

Net Loss

Net Loss for the three months ended March 31, 2012 and March 31, 2011 were $1,692,240 and $1,311,518 respectively.  The increase of $380,722 or 29.0% can mostly be attributed to the increased depreciation and amortization of $152,581and interest expense of $252,770.

Liquidity and Capital Resources

As of March 31, 2012 we had current assets of $253,513, including $240 in cash, and current liabilities of 6338,857.  As of December 31, 2011 we had current assets of $260,166, including $396 in cash, and current liabilities of $5,182,219.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of $328,347 for the three months ended March 31, 2012 compared to net cash used in operations of $325,836 for the three months ended March 31, 2011.

The net cash used in operating activities for the three months ended March 31, 2012 reflects a net loss of $1,692,240, which was increased by the bad debt expense $46,384, common stock for services of $270,000, stock-based compensation of $113,861, depreciation and amortization of $154,617, change in fair market value of derivative liabilities of $460,487, amortization of deferred financing costs of $35,154, and amortization of note discounts of $277,349, which was partially offset by a gain on adjustment in contingent consideration of $60,650.  For the three months ended March 31, 2012 the non-cash charges totaled $1,297,201.  Changes in operating assets and liabilities included decreases in accounts receivable of ($29,797), other current assets of ($324,119) and deferred revenue and customer deposits of ($23,088) offset by increases in accounts payable of 225,636,  accrued interest of $41,740, accrued compensation of $106,077,  long term accounts payable of $23,083, other liabilities of $44,220, and other minor factors.

The net cash used in operating activities for the three months ended March 31, 2011 reflects a net loss of $1,311,518, which was increased by stock-based compensation of $344,609, amortization of note discounts of $78,810, change in fair market value of derivative liabilities of $430,402, and other minor factors.  For the three months ended March 31, 2011 the non-cash charges totaled $855,858.  Changes in operating assets and liabilities included increases in accounts payable of $81,364, accrued interest of $26,598, deferred revenues and customer deposits of $53,359, offset by a decrease in other assets of ($23,680), and other minor factors.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $5,515 and $62,412, respectively.  In March 2011, we acquired intangible assets (patents and trademarks) totaling $60,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months March 31, 2012 and 2011 was $333,706 and $220,000, respectively.  In 2012, we received proceeds of $585,100 from the issuance of 10% Senior Secured Convertible Bridge Notes, offset by payments of $65,000 against one $10% Senior Secured Bridge Note, $123,894 against the principal balance of the notes issued in the Mobivity and Boomtext acquisitions, and $62,500 against the cash payment obligation resulting from the Txtstation acquisition.  In 2011, we received proceeds of $210,000 from the sale of 140,000 shares of common stock and the issuance of warrants to purchase 140,000 shares at $2.00 per share; and we received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.

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

In November, 2011, we issued to a number of accredited investors an additional series of 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $262,500.  In consideration for the Holder’s agreement to extend the maturity date of the Notes from February 2 to May 2, 2012, the Company agreed to issue to the Holder a number of shares of Borrower’s common stock equal to the amount of accrued and unpaid interest due under the Note as of January 31, 2012 divided by the Offering Price of a future private placement.

To date in 2012, we have issued additional Notes in the aggregate of $710,100.  As of May 10, 2012 there is $1,722,600 in principal amount of outstanding notes, which were due May 2, 2012.  We are currently working with the note holders to extend the maturity or convert into equity.

In March and April, 2012, two note holders were repaid $80,000 in principal.

2011 Private Placement

We commenced a private placement in late March 2011, which continued until November 2011, raising gross proceeds of approximately $1,033,000. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 before August 31, 2012.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2012.

Based on this evaluation, these officers concluded that, as of March 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

Our $1,722,600 principal amount currently outstanding of bridge notes (plus interest accrued at 10% annually) matured on May 2, 2012.  There is no certainty that we will have the liquidity necessary to settle the bridge notes including accrued interest at the maturity date, nor is it certain that the bridge lenders will agree to an extension of the maturity date or an accommodation favorable to us.  Our obligations under the bridge notes are secured by all of our assets.  In the event we cannot settle the bridge notes at the maturity date or reach an accommodation with the bridge lenders, they may declare a default and foreclose on our assets.  If that were to occur, our operations would be severely jeopardized if not entirely curtailed.  We are currently in negotiations with these note holders to extend the maturity or convert into equity.

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

Based on the 22,904,308 shares of common stock that are outstanding as of March 31, 2012, our officers and directors will beneficially own approximately 37.2% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

During the three months ended March 31, 2012, the Company sold no shares of common stock.

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

CommerceTel Corporation

Date: May 21, 2012	By:	/s/Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Tim Schatz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Dennis Becker, Chief Executive Officer, and Tim Schatz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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