Form 10-Q
period 2012-06-30
COMMERCETEL CORP
filed 2012-08-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of August 10, 2012, the registrant had 23,214,749 shares of common stock issued and outstanding.

COMMERCETEL CORPORATION

-i-

Part I Financial Information

Item 1.	Financial Statements.

CommerceTel Corporation
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets
Cash	$1,053,573	$396
Accounts receivable, net of allowance for doubtful
accounts of $86,729 and $18,050, respectively	274,906	243,846
Other current assets	726,983	15,924
Total current assets	2,055,462	260,166

Equipment, net	21,100	25,316
Goodwill	3,002,070	3,002,070
Intangible assets, net	828,508	1,116,506
Other assets	50,177	197,046
TOTAL ASSETS	$5,957,317	$4,601,104

Current liabilities
Accounts payable	$653,160	$842,777
Accrued interest	76,375	130,426
Accrued and deferred personnel compensation	214,865	237,691
Deferred revenue - related party	116,000	200,000
Deferred revenue and customer deposits	123,914	126,525
Convertible notes payable, net of discount	2,569,778	1,002,730
Notes payable, net of discount	217,225	736,270
Cash payment obligation, net of discount	-	86,714
Derivative liabilities	2,910,776	1,573,859
Other current liabilities	699,350	245,227
Earn-out payable	2,581,456	-
Total current liabilities	10,162,899	5,182,219

Non-current liabilities
Long term accounts payable	-	125,846
Earn-out payable	-	2,658,238
Total non-current liabilities	-	2,784,084
Total liabilities	10,162,899	7,966,303
Commitments and contingencies (See Note 11)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000
shares authorized; 23,214,749 and 22,754,308 shares
issued and outstanding as of June 30, 2012 and
December 31, 2011, respectively	23,214	22,754
Additional paid-in capital	22,942,231	21,099,289
Accumulated deficit	(27,171,027)	(24,487,242)
Total stockholders' equity (deficit)	(4,205,582)	(3,365,199)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,957,317	$4,601,104

See accompanying notes to consolidated financial statements (unaudited).

CommerceTel Corporation
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenues
Revenues	$1,009,398	$553,108	$2,022,604	$693,746
Cost of revenues	332,458	179,051	700,228	258,888
Gross margin	676,940	374,057	1,322,376	434,858

Operating expenses
General & administrative	797,763	559,635	1,717,256	1,183,849
Sales & marketing	381,868	216,085	729,119	280,010
Engineering, research, & development	134,780	179,273	293,081	325,764
Depreciation & amortization	146,765	124,741	301,382	126,778
Total operating expenses	1,461,176	1,079,734	3,040,838	1,916,401

Loss from operations	(784,236)	(705,677)	(1,718,462)	(1,481,543)

Other income/(expense)
Interest income	2,568	16	2,568	174
Interest expense, net	(880,321)	(138,258)	(1,238,499)	(243,666)
Change in fair market value of derivative liabilities	654,477	(154,104)	193,990	(584,506)
Loss on sale of asset	(164)	-	(164)	-
Gain on adjustment in contingent consideration	16,131	-	76,782	-
Total other income/(expense)	(207,309)	(292,346)	(965,323)	(827,998)

Loss before income taxes	(991,545)	(998,023)	(2,683,785)	(2,309,541)

Income tax expense	-	38	-	38

Net loss	$(991,545)	$(997,985)	$(2,683,785)	$(2,309,503)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.12)

Weighted average number of shares
during the period - basic and diluted	23,041,215	21,336,579	22,920,101	19,534,081

See accompanying notes to consolidated financial statements (unaudited).

CommerceTel Corporation
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	22,754,308	$22,754	$21,099,289	$(24,487,242)	$(3,365,199)

Issuance of common stock for services	225,000	225	269,775	-	270,000
Issuance of common stock for late payment	235,441	235	160,223	-	160,468
Stock-based compensation	-	-	210,429	-	210,429
Adjustment to derivative liability due to debt repayment	-	-	181,646	-	181,646
Adjustment to derivative liability due to debt conversion	-	-	1,020,859	-	1,020,859
Net loss for the six months ended June 30, 2012	-	-		(2,683,785)	(2,683,785)
Balance, June 30, 2012	23,214,749	$23,214	$22,942,231	$(27,171,027)	$(4,205,582)

See accompanying notes to consolidated financial statements (unaudited).

CommerceTel Corporation
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2012	2011
		(Restated)
OPERATING ACTIVITIES
Net loss	$(2,683,785)	$(2,309,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	79,179	6,203
Common stock for services	270,000	-
Stock-based compensation	210,429	596,336
Stock issued for late payment	160,468	-
Depreciation and amortization expense	301,382	126,778
Gain on adjustment in contingent consideration	(76,782)	-
Change in fair market value of derivative liabilities	(193,990)	584,506
Amortization of deferred financing costs	100,857	20,000
Amortization of note discounts	1,020,749	161,565
Loss on sale of assets	164	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(110,239)	(111,966)
Other current assets	(540,553)	34,362
Other assets	(2,060)	(41,433)
Accounts payable	(189,617)	152,145
Accrued interest	83,598	53,727
Accrued and deferred personnel compensation	(22,826)	8,161
Deferred revenue and customer deposits	(86,611)	90,321
Other liabilities	454,123	29,346
Net cash used in operating activities	(1,225,514)	(599,452)

INVESTING ACTIVITIES
Purchases of equipment	(9,732)	(6,186)
Acquisition of intangible assets	-	(75,001)
Cash paid for acquisitions	-	(91,153)
Net cash used in investing activities	(9,732)	(172,340)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	3,148,470	10,000
Payments on notes payable	(772,547)	(97,153)
Payments on cash payment obligation	(87,500)	(25,000)
Proceeds from issuance of common stock and warrants, net of equity offering costs	-	533,701
Net cash provided by financing activities	2,288,423	421,548

Net change in cash	1,053,177	(350,244)
Cash at beginning of period	396	373,439
Cash at end of period	$1,053,573	$23,195

Supplemental disclosures:
Cash paid during period for :
Interest	$33,108	$3,113

Non cash investing and financing activities:
Common stock issued for patents and trademarks	$-	$50,000
Debt discount	$2,733,412	$-
Adjustment to derivative liability due to debt repayment	$181,646	$-
Adjustment to derivative liability due to debt conversion	$1,020,859	$-
Conversion of accrued interest into debt	$137,649	$-

Fair value of assets acquired in acquisitions	$-	$41,414
Customer contracts	-	1,026,000
Customer relationships	-	814,000
Trade name	-	101,000
Technology / IP	-	399,000
Non-compete	-	6,000
Goodwill	-	9,063,763
Assumed liabilities - deferred revenue	-	(20,000)
Subordinated secured note payable	-	(606,064)
Cash payment obligation	-	(241,960)
Common stock issued for acquisitions	-	(10,492,000)
Cash paid for acquisitions	$-	$91,153

See accompanying notes to consolidated financial statements (unaudited).

CommerceTel Corporation
Notes to Consolidated Financial Statements
(Unaudited)

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately ($27.2) million as of June 30, 2012.  These factors among others create a substantial doubt about our ability to continue as a going concern.  The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements.  Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through June 30, 2013.  These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we raised additional bridge financing totaling $3,396,350 between January and June, 2012.  Longer term, we anticipate that we will raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand will not satisfy, our operational and capital requirements for the next 12 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors.  Our existing working capital is not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012 on a recurring and non-recurring basis:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$828,508	$-
Goodwill (non-recurring)	$-	$-	$3,002,070	$-
Derivatives (recurring)	$-	$-	$2,910,776	$193,990

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$1,116,506	$(1,325,134)
Goodwill (non-recurring)	$-	$-	$3,002,070	$(10,435,170)
Derivatives (recurring)	$-	$-	$1,573,859	$(1,234,145)

The Company has goodwill and intangible assets as a result of the business combinations that were completed during 2011 and that are discussed throughout this form 10-Q. These assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques

The Company has derivative liabilities as a result of 2011 and 2012 convertible promissory notes and common stock and warrants with exercise price reset provisions that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.  The Company recorded an allowance for doubtful accounts of $86,729 and $18,050 as of June 30, 2012 and December 31, 2011, respectively.  The June 30, 2012, allowance was primarily due to the default of a single client which totaled $66,525.  As of June 30, 2012, the Company had one customer whose balance represented 19% of total accounts receivable.  As of December 31, 2011, there were no single customers with balances greater than 10%.

Equipment

Equipment, which is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended June 30, 2012 and 2011 was $6,766 and $5,876, respectively.  Depreciation expense for the six months ended June 30, 2012 and 2011 was $13,384 and $7,160, respectively.  Accumulated depreciation for the Company’s equipment equaled $147,404 at June 30, 2012 and $134,810 at December 31, 2011.

Net property and equipment were as follows:
	June 30, 2012	December 31, 2011
Equipment	$153,935	$146,872
Furniture and Fixtures	14,569	13,254
Subtotal	168,504	160,126

Less accumulated depreciation	(147,404)	(134,810)
Total	$21,100	$25,316

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

As of June 30, 2012, amortizable intangible assets consist of patents and trademarks, customer contracts, customer relationships, trade name, acquired technology, and non compete agreements.  These intangibles are being amortized on a straight line basis over their estimated useful lives of one to five years.  The Company recorded amortization of our intangible assets of $139,999 and $118,865 for the three months ended June 30, 2012 and 2011, respectively.  The Company also recorded amortization of our intangible assets of $287,999 and $119,618 for the six months ended June 30, 2012 and 2011, respectively.

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

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  Deferred revenues to related parties totaled $116,000 at June 30, 2012 and $200,000 at December 31, 2011. Deferred revenues to third parties totaled $106,665 at June 30, 2012 and $109,063 at December 31, 2011.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).  In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model.  The Company recorded stock based compensation of $210,429 and $596,336 for the six months ended June 30, 2012 and 2011, respectively.

Long Term Accounts Payable

The company had recorded amounts pertaining to payments made prior to the acquisitions of Boomtext as well as amounts due to it from the sellers of Boomtext in accounts that are included in Other Assets and Long Term Accounts Payable as of the year ended December 31, 2011.  The amount recorded as a receivable from the sellers of Boomtext totaled $248, 930, and the amount due to these sellers totaled $125,846 at December 31, 2011.  As of June 30, 2012 these amounts have been reclassified to Other Current Assets and Other Current Liabilities, since these balances will be settled in March of 2013 when the Earn-out payable to Boomtext is paid.  The amount recorded as a receivable from the sellers of Boomtext totaled $538,924 and the amount due to these sellers totaled $522,224 at June 30, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2012 and 2011, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2012 and 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 1,789,686 outstanding employee options, 930,000 outstanding non-employee warrants and 842,142 outstanding warrants attached to the private placement offering. In addition, see potential issuances associated with warrants and convertible debt in Notes 5 and 6.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

The purchase price for the acquisition consisted of 1,000,000 shares of the Company’s common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012 and was repaid in full as discussed in Note 6; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6).  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.

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

BoomText Acquisition

Effective August 1, 2011, the Company completed the purchase from with Digimark, LLC (“Digimark”) of substantially all of the assets of its BoomText interactive mobile marketing services business.  The purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note of CommerceTel, Inc. in the principal amount of $175,000.  This note earns interest at 6.25% per annum; is payable in full on May 25th, 2012 (original maturity March 31, 2012 was extended) and was repaid in full as discussed in Note 6; is secured by all of the assets of CommerceTel, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6); (iv) an unsecured subordinated promissory note in the principal amount of $194,658 issued by CommerceTel, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6); (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of June 30, 2012 the dollar value of the earn-out payable is $2,581,456, which is recorded as a current liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 4,375,350 as of June 30, 2012.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2012:

	Balance at			Balance at
	December 31, 2011	Additions	Amortization	June 30, 2012

Patents and trademarks	$120,016	$-	$(4,198)	$115,818
Customer contracts	103,000	-	(12,118)	90,882
Customer relationships	496,999	-	(174,547)	322,452
Trade name	70,750	-	(32,206)	38,544
Technology / IP	322,116	-	(63,347)	258,770
Non-compete	3,625	-	(1,583)	2,042

	$1,116,506	$-	$(287,999)	$828,508

During the three and six months ended June 30, 2012, the Company recorded amortization expense related to purchased intangibles of $139,999 and $287,999, respectively, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

The estimated future amortization expense of purchased intangible assets as of June 30, 2012 is as follows:

Year ending December 31,	Amount

2012	$294,337
2013	307,690
2014	101,361
2015	32,631
2016	14,455
Thereafter	$78,034
Total	$828,508

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

5.           Derivative Liabilities

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of June 30, 2012, the number of warrants to be issued remains indeterminate.  Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

In March 2011, the Company commenced a private placement.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.    Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933.  The down round protection for the warrant terminates when the warrant expires or is exercised.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company determined that the down round price protection on the common stock represents a derivative liability.  Additionally, the Company recorded a derivative liability for the warrants issued in the transactions.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At June 30, 2012, the Company recorded current derivative liabilities of $2,910,776.  The change in fair value of the derivative liabilities for the three months ended June 30, 2012 and 2011 was a gain of $654,477, and a loss of ($154,104), respectively, which were reported as other income/(expense) in the consolidated statements of operations.  The change in fair value of the derivative liabilities for the six months ended June 30, 2012 and 2011 was a gain of $193,990, and a loss of ($584,506), respectively, which were also reported as other income/(expense) in the consolidated statements of operations.

Derivative Value by Intrument Type	June 30, 2012	December 31, 2011

Convertible Bridge Notes	$2,425,029	$747,424
Common Stock and Warrants	260,907	826,435
Non-employee Warrants	224,840	-
	$2,910,776	$1,573,859

Total
Beginning balance January 1, 2010	$-
Issuances in derivative value due to new security issuances of notes	319,617
Change in fair market value of derivative liabilities	14,861
Beginning balance January 1, 2011	$334,478
Issuances in derivative value due to new security issuances of notes	149,197
Issuances in derivative value due to new security issuances of common stock and warrants	1,185,150
Conversion of bridge notes into common stock and warrants	(143,961)
Change in fair market value of derivative liabilities	48,995
Beginning balance January 1, 2012	$1,573,859
Issuances in derivative value due to new security issuances of notes	2,733,412
Issuances in derivative value due to vesting of non-employee warrants	422,738
Adjustment to derivative liability due to debt repayment	(181,646)
Adjustment to derivative liability due to debt conversion	(1,020,859)
Change in fair market value of derivative liabilities	(616,728)
Ending balance June 30, 2012	$2,910,776

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
●         Risk free rates ranging from 0.03% to 0.78%

For issuances of non-employee warrants:

●         Computed volatility of 65% to 73%
●         Risk free rates ranging from 0.30% to 1.04%
●         Expected life (years) from 3.00 to 6.00

See note 9, discussing fair value measurements.

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

In November 2011, the Company entered into agreements with all holders of the then outstanding Notes.  Under the terms of the agreements, holders of Notes totaling $800,000 agreed to extend the maturity due date of the Notes to February 2, 2012.  For these note holders, no change occurred in their rights.  Holders of the balance of the Notes totaling $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest of $20,271 into units (each, a “Unit”), each of which consists of one share of common stock of the Company and a four-year warrant to purchase one share of the Company’s common stock at $2.00 per share. The conversion took place at a price of $1.50 per Unit.  Accordingly, the Company issued an aggregate of 153,515 shares of common stock and 153,515 warrants. As a result of the conversion, the holders of the converted Notes forfeited all rights there under, including the right to acquire warrants to purchase the Company’s common stock.

Also in November 2011, the Company issued additional Notes in the aggregate principal amount of $262,500.  These Notes were due February 2, 2012 and contain the same rights and privileges as the previously issued Notes.  In January, 2012, the Company issued additional Notes in the principal amount of $520,000.  As of April 11, 2012, all note holders with maturity dates of February 2, 2012 extended the maturity through May 2, 2012.

In March and April 2012, the Company issued additional Notes in the aggregate principal amount of $220,100 due May 2, 2012.  In March 2012, one note holder was repaid a partial principal balance of $65,000.

In May and June 2012, the Company issued to a number of accredited investors its 10% Senior Secured Convertible Promissory Notes in the principal amount of $4,347,419 (the “New Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,168 principal amount plus accrued but unpaid interest outstanding under previously issued 10% Senior Secured Convertible Bridge Notes (the “Old Notes”) that were cancelled and converted into the New Notes.  The New Notes accrue interest at the rate of 10% per annum.  The entire principal amount under the New Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) October 15, 2012. Payments may be made in cash, or, at the option of the holder of the New Notes in securities to be issued by the Company in the Qualifying Financing at the same price paid for such securities by other investors.  The New Notes are secured by a first priority lien and security interest in all of the Company’s assets.

The Company will also issue to the holders of the New Notes on the date that is the earlier of the repayment of the New Notes or the completion of the Qualifying Financing, at their option:

•
five year warrants (the “Warrants”) to purchase that number of shares of Common Stock equal to the Principal Amount plus all accrued and unpaid interest divided by the per share purchase price of the Common stock offered and sold in the Qualifying Financing (the “Offering Price”) which Warrants shall be exercisable at the Offering Price and shall include cashless exercise provisions commencing 18 months from the date of issuance of the Warrants if there is not at that time an effective registration statement covering the shares of Common Stock exercisable upon exercise of the Warrants, or

•	that number of shares of Common Stock equal to the product arrived at by multiplying (x) the Principal Amount plus all accrued and unpaid interest divided by the Offering Price and (y) 0.33

The Company has granted piggy-back registration rights with respect to the securities to be issued in connection with the New Notes.

The New Notes contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation as discussed in Note 6.  The embedded derivatives, as they represent additional consideration given to the New Notes holders, were treated as a discount on the debt that is being amortized over the life of the New Notes which ends on October 15, 2012.   The debt discounts booked as reductions to the New Notes during May 2012 were $478,544 and $1,852,713 for the variable maturity conversion option and the additional security issuance derivative.  During the months of May and June 2012, $553,616 was amortized from the debt discount into interest expense.  The remaining debt discount amounts as of June 30, 2012 are $364,867 and $1,412,774, respectively, and will be amortized during the subsequent life ending on October 15, 2012.

The New Notes further provide that in the event of a change of control transaction, the proceeds from such transaction must be used by the Company to pay to the holders of the New Notes, pro rata based on the amount of New Notes owned by each holder, an amount equal to 1.5 times the amount of the aggregate principal amount outstanding under the New Notes, plus all accrued and unpaid interest due there under, plus all other fees, costs or other charges due there under.

The holders of the New Notes were also granted the right to appoint two designees to serve as members of the Company’s board of directors, which members will also serve as members of the Compensation Committee and the Audit Committee of the Company’s board of directors.

The Company used $201,322 from the proceeds of the sale of the New Notes to pay off existing balances under the Old Notes that were not cancelled and converted into the New Notes.

The Company’s obligations under the Notes are secured by all of the assets of the Company, including all shares of CommerceTel, Inc., its wholly owned subsidiary.

The Company paid $200,630 in placement agent fees in connection with the sale and issuance of the New Notes.  WFG Investments, Inc. and Emerging Growth Equities, Ltd., both registered broker dealers, cumulatively have been paid placement agent fees related to the Notes in the amount of $40,000 and $252,737, respectively, which were capitalized as deferred financing costs, and are being amortized over the term of the Notes using the effective interest method.  The Company recorded deferred financing amortization expense for the three months ended June 30, 2012 and 2011, totaling $65,703 and $20,000, respectively.  The Company also recorded deferred financing amortization expense for the six months ended June 30, 2012 and 2011, totaling $100,857 and $20,000, respectively.

The following table summarizes information relative to all of the outstanding Notes at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Bridge notes payable	$4,347,419	$1,062,500
Less unamortized discounts:
Variable maturity discount	(364,867)	(12,031)
Warrant discount	(1,412,774)	(47,739)
Bridge notes payable, net of discounts	$2,569,778	$1,002,730

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $560,662 for the variable conversion feature and a discount of $2,172,750 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $1,015,541 of interest expense for the amortization of the note discounts associated with derivative liabilities during the year ended June 30, 2012.

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

Mobivity Note

As partial consideration for the acquisition of Mobivity, the Company issued a secured subordinated promissory note in the principal amount of $606,000.  The promissory note accrues interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its Notes discussed above.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's Notes, and a majority of the Bridge Financing lenders consented to the junior security interest. On May 18, 2012 and May 25, 2012, late payment penalties were paid in the amount of 235,441 common shares valued at $160,468 based on the closing market price on the date granted; which were expensed through share based compensation.

During the six months ended June 30, 2012, the Company made principal and interest payments totaling $316,579 on the promissory note, and the note was paid in full on May 31, 2012.

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

During the six months ended June 30, 2012, the Company made principal and interest payments totaling $184,266 on the promissory note, and the note was paid in full on May 31, 2012.

As partial consideration for the acquisition of Boomtext, the Company also issued an unsecured subordinated promissory note in the principal amount of $195,000.  The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its Notes discussed above.  The $195,000 unsecured subordinated promissory note does not bear interest; accordingly, the Company recorded the promissory note at the present value of the $195,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $4,422 for the six months ended June 30, 2012. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of June 30, 2012 and December 31, 2011:

	Notes Payable		Accrued Interest
	6/30/2012	12/31/2011	6/30/2012	12/31/2011
Bridge notes, net, as discussed above	$2,569,778	$1,002,730	$42,416	$95,823

Mobivity note, as discussed above	-	310,135	-	-

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008, See Note 12	20,000	20,000	12,282	10,871

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	21,677	19,084

Digimark, LLC secured subordinated promissory note, as discussed above	-	175,000	-	4,648

Digimark, LLC subordinated promissory note, net, as discussed above	145,241	179,151	-	-
	$2,787,003	$1,739,000	$76,375	$130,426

Interest expense, including amortization of note discounts, totaled $880,321 and $138,258 for the three months ended June 30, 2012 and 2011, respectively.  Interest expense, including amortization of note discounts, totaled $1,238,499 and $243,666 for the six months ended June 30, 2012 and 2011, respectively.

Cash Payment Obligation

As partial consideration for the acquisition of Txtstation, the Company agreed to a $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments is due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  The $250,000 cash payment obligation does not bear interest; accordingly, the Company recorded the cash payment obligation at the present value of the $250,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the cash payment obligation.  The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $786 for the six months ended June 30, 2012. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

 During the six months ended June 30, 2012, the Company made payments totaling $87,500 on the cash payment obligation, and the obligation was paid in full on April 11, 2012

7.           Stockholders’ Equity (Deficit)

 Common Stock

On March 2, 2012, the Company issued 150,000 common stock shares at a price of $1.22 per share totaling $183,000 for consulting services.  The shares were valued based on the closing stock price for the date granted.

On February 1, 2012, the Company authorized 75,000 common stock shares at a price of $1.16 per share totaling $87,000 for investor relations consulting services.  In May 2012 the Company issued the common stock shares which were valued based on the closing stock price for the date granted.

On May 18, 2012, the Company issued 86,812 common stock shares at a price of $0.65 per share totaling $56,428 in share based compensation.  The issuance was pursuant to the Mobivity Acquisition Agreement Amendment #1 to the Secured Subordinated Promissory Note and due to the default on the Mobivity Note for the May 18th, 2012 extended quarterly payment.  The shares were valued based on the closing stock price for the date granted and constituted a late penalty payment to the note holder; not a principal or interest repayment.

On May 25, 2012, the Company issued 148,629 common stock shares at a price of $0.70 per share totaling $104,040 in share based compensation.  The issuance was pursuant to the Mobivity Acquisition Agreement Amendment #1 to the Secured Subordinated Promissory Note and due to the default on the Mobivity Note for the May 25th, 2012 penalty for failure to prepay final payment.  The shares were valued based on the closing stock price for the date granted and constituted a late penalty payment to the note holder; not a principal or interest repayment.

As of June 30, 2012, the Company has 23,214,749 common shares outstanding.

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

A summary of option activity under the 2010 Plan as of June 30, 2012 and changes during the six months then ended is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	1,610,000	$0.82	4.63
Granted	367,500	0.70	4.94
Exercised	-	-	-
Canceled/forfeited/expired	(187,814)	0.32	3.48
Outstanding at June 30, 2012	1,789,686	$0.85	4.81

Options vested and exercisable at June 30, 2012	557,803	$0.76	4.63

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values.   The Company recorded stock-based compensation in operating expenses for employees totaling $96,568 and $138,258 for the three months ended June 30, 2012 and 2011, respectively.  The Company also recorded stock-based compensation in operating expenses for employees totaling $210,429 and $243,666 for the six months ended June 30, 2012 and 2011, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2012 was $0.70 per share.  There were 367,500 options granted during the six months ended June 30, 2012.  The ranges of assumptions used during the six months ended June 30, 2012 are as follows:

Employee
Options
Expected volatility	65% to 73.4%
Risk-free interest rate	0.39% to 0.51%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life(yrs)	3.00 to 4.00

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

Warrants

During the six months ended June 30, 2012, the Company issued warrants totaling 25,000 to non-employee consultants that include graded vesting terms.  As of June 30, 2012, 518,120 warrants were vested pursuant to four non-employee warrant agreements; three of which were granted during the prior year.  These warrants were valued using a Monte Carlo Simulation; the fair values of the warrants were estimated at the vesting date and are revalued at each subsequent reporting date.  At June 30, 2012, the Company recorded current derivative liabilities for the non-employee warrants totaling $224,840.  The change in fair value of the derivative liabilities for the six months ended June 30, 2012 was a gain of $197,898, which was reported as other income/(expense) in the consolidated statements of operations.

Valuation Assumptions

The Company uses a Monte Carlo simulation in determining the fair values of the warrants.   There were 25,000 warrants granted during the six months ended June 30, 2012.  The Company periodically revalues these warrants as they vest.  The ranges of assumptions used during the six months ended June 30, 2012 are as follows:

Non-Employee
Warrants
Expected volatility	65% to 73.4%
Risk-free interest rate	0.30% to 1.04%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life(yrs)	3.00 to 6.00

A summary of non-employee warrant activity during the six months ended and as of June 30, 2012 is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	905,000	$0.33	4.60
Granted	25,000	1.16	4.59
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at June 30, 2012	930,000	$0.35	4.60

Warrants vested and exercisable at June 30, 2012	518,120	$0.34	4.20

As discussed in Note 6, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known as of June 30, 2012.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock.  The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding.  In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Notes with a principal amount of $210,000 discussed above in Note 6 under Bridge Financing.  The warrants are exercisable for four years from the date of issuance.  During the six months ended June 30, 2012, the Company did not issue any additional warrants.  These warrants are shown below.  These warrants are included in the "Common Stock and Warrants" derivative value (see Note 5) as of June 30, 2012 and December 31, 2011.

Beginning balance January 1, 2012	842,184
Warrants issued	-
Warrants exercised	-
Warrants expired	-
Ending balance June 30, 2012	842,184

8.           Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carry forwards, deferred revenue and stock-based compensation.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carry forwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carry forwards.

The Company has determined that during 2010 it experienced a “change of ownership” as defined by Section 382 of the Internal Revenue Code.  As such, utilization of net operating loss carry forwards and credits generated before the 2010 change in ownership will be limited to approximately $207,000 per year until such carry forwards are fully utilized.  The pre-change net operating loss carry forward was approximately $7,000,000.

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

At June 30, 2012 and December 31, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 6), and the common stock and warrants issued in the current year (See Note 5) at the aggregate fair market value of $2,910,776 and $1,573,859, respectively, utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See Note 5 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of June 30, 2012 and December 31, 2011.

10.           Concentrations

During the six months ended June 30, 2012, no customer accounted for more than 10% of revenues.  During the six months ended June 30, 2011, one customer accounted for 12% of revenues.  At June 30, 2012 one customer accounted for 19% of accounts receivable, this customers balance is fully reserved in the allowance for doubtful accounts.  At December 31, 2011, no customers were greater than 10% of receivables.

11.         Commitments and Contingencies

Earn-Out Contingency

The Company has an earn-out commitment associated with the acquisition of Boomtext from Digimark, LLC.  An earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of June 30, 2012, and December 31, 2011, the estimated dollar value of the earn-out payable is $2,581,456, and $2,658,238, respectively.  As of June 30, 2012 this was recorded as a current liability and was recorded as a non-current liability as of December 31, 2011 on the accompanying consolidated balance sheet.

Litigation

On June 23, 2012, the Company initiated litigation against a former client (the “Defendant”) for failure to pay the Company’s invoices for services rendered under its Master License and Services Agreement.  The complaint was filed in Superior Court of California, San Diego County.  The litigation seeks to recover $67,795 in services and interest penalties.  As of August 9, 2012, the Defendant has not responded to the complaint.

Operating Lease

On February 28, 2012, the Company signed an amendment to its existing lease for the facility in Chandler, Arizona to expand by adding 2,519 square feet in an adjacent suite.  The amended lease agreement remains in force through December 2015.

The minimum lease payments required over the next five years is shown below as of June 30, 2012.

Minimum Lease Payments

2012	$65,100
2013	138,678
2014	143,492
2015	148,281
2016	-
$495,551

Lease Exit Obligation

The Company had a lease agreement for its office facilities in San Diego, California through June 2012.    Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility.  The property was vacated in November 2011 and returned to the owner.  As of June 30, 2012, the Company has a Lease Exit Obligation totaling $71,481 for the period December 2011 through June 2012, made up of, $38,088 in remaining rent obligation, $32,550 in remaining deferred rent, and $843 in estimated common area maintenance charges.  The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities was $92,617 for the six months ended June 30, 2012, and $34,043 (for the San Diego location only) for the six months ended June 30, 2011.

12.	Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The Company may make contributions at the discretion of its Board of Directors.  During the six months ended June 30, 2012 and 2011, the Company made no contributions to the Plan.

13.	Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Commercetel Inc common stock and $200,000 of prepaid services to be rendered by CommerceTel.  These services remain owed to Optimal Payments Corporation at December 31, 2011.  A member of CommerceTel’s Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation.  During the six months ended June 30, 2012, the Company began work on a project for Optimal Payments Corporation and recognized revenue of $84,000.

Hidden River Ventures I, LLC is an existing shareholder in CommerceTel Corporation as a result of converting $229,000 of payables in exchange for 415,937 shares of CommerceTel Corporation common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $10,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 437,495 options were vested as of June 24, 2012.  For the six months ended June 30, 2012, Hidden River earned $60,000.

During the year ended December 31, 2011, the company entered into an employment agreement with the primary owner and shareholder of Digimark LLC, holder of 519,540 common shares, to serve as Executive Vice President of Business Development.  He was paid $60,000 as of June 30, 2012.

14.           Subsequent Events

Employment Agreement, Chief Financial Officer

Effective as of August 1, 2012, the Company entered into an employment agreement (the “Agreement”) with Tim Schatz, the Company’s Chief Financial Officer.  The Agreement has an initial term of three years.  Unless terminated at least 90 days prior to the expiration date by either party, the Agreement automatically renews for additional one-year periods.

Under the terms of the Agreement, Mr. Schatz will be paid a base salary of $160,000 per annum.  A onetime bonus of $2,917 was paid upon signing.  The base salary may be increased based on an annual salary review by the Company’s Board of Directors, commencing on December 31, 2012, and each 12 month period thereafter.  The Company’s Board may also award an annual bonus of up to 30% of the base salary for achieving milestones as defined by the Board from time to time.

Mr. Schatz will also be granted options to purchase 225,000 shares of common stock of the Company pursuant to the terms and conditions of the Company’s incentive stock option plan, if and when adopted by the Company. Awards there under will be made from time to time at the discretion of the Board.

Amendment to Articles of Incorporation, Corporate Name Change

On August 6, 2012, the Company filed a document with the Secretary of State of the State of Nevada changing its corporate to Mobivity Holdings Corp.  The name change will be effectuated by merging the Company’s wholly owned subsidiary into itself without shareholder approval, as permitted by Nevada law.  The name change will become effective on August 22, 2012, which the Company expects is the date that the FINRA will announce the name change.

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

Under ASC 820 Fair Value Measurements & Disclosures, a quoted stock price in an active market is considered primary (Type I) indicator of fair value of restricted stock issued in consideration for the acquisitions completed in 2011.  The Company believed that the infrequent and low volume of initial trading of its common stock did not constitute an active market.  Alternatively, throughout the year the company conducted a private placement in which units comprised of shares of restricted common stock and attached warrants were sold at $1.50 per share.  This price per share was bifurcated for the value of the common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.  The price per common share that was determined by this valuation equaled $1.05 for the three months ended June 30, 2011.  The use of this method resulted in understated asset value for certain intangible assets, understated stock based compensation expense, an understatement of certain derivative liabilities and an understatement of the related expense related to the Company’s derivative liability, as reflected in its financial statements for the quarter ended June 30, 2011.

The cumulative effect of this change through June 30, 2011 is an increase of $7,067,000 in goodwill, an increase of $32,143 in intangible assets, an increase of $590,860 in current liabilities, an increase of $7,623,382 in additional paid-in capital, and a decrease of $1,115,100 in the Company’s net income; however, this had no effect on the Company’s reported cash flows. Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarter ended June 30, 2011 are included below.

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

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations

	Three months ended June 30, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$553,108	$-		$553,108
Cost of revenues	179,051	-		179,051
Gross Margin	374,057	-		374,057

Operating Expenses
General & administrative	374,448	185,187	(a)	559,635
Sales & marketing expense	200,822	15,263	(a)	216,085
Engineering, research, & development expense	161,291	17,982	(a)	179,273
Depreciation & amortization	124,741	-		124,741
Total Operating Expenses	861,302	218,432		1,079,734

Loss From Operations	(487,245)	(218,432)		(705,677)

Other Income/(Expense)
Interest income	16	-		16
Interest expense	(138,258)	-		(138,258)
Change in fair market value of derivative liabilities	159,263	(313,367)	(a)	(154,104)
Total Other Income/(Expense)	21,021	(313,367)		(292,346)

Loss before income taxes	(466,224)	(531,799)		(998,023)

Income tax benefit/(expense)	38	-		38

Net Loss	$(466,186)	$(531,799)		$(997,985)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)	(a)	$(0.05)

Weighted average number of shares
during the period - basic and diluted	21,336,579	21,336,579		21,336,579

NOTE 15 - RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations

	Six months ended June 30, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$693,745	$-		$693,746
Cost of revenues	258,888	-		258,888
Gross Margin	434,857	-		434,858

Operating Expenses
General & administrative	920,443	263,406	(a)	1,183,849
Sales & marketing expense	255,679	24,331	(a)	280,010
Engineering, research, & development expense	289,862	35,902	(a)	325,764
Depreciation & amortization	126,778	-		126,778
Total Operating Expenses	1,592,762	323,639		1,916,401

Loss From Operations	(1,157,905)	(323,639)		(1,481,543)

Other Income/(Expense)
Interest income	174	-		174
Interest expense	(243,666)	-		(243,666)
Change in fair market value of derivative liabilities	206,956	(791,462)	(a)	(584,506)
Total Other Income/(Expense)	(36,536)	(791,462)		(827,998)

Loss before income taxes	(1,194,441)	(1,115,100)		(2,309,541)

Income tax benefit/(expense)	38	-		38

Net Loss	$(1,194,403)	$(1,115,100)		$(2,309,503)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.06)	(a)	$(0.12)

Weighted average number of shares
during the period - basic and diluted	19,534,081	19,534,081		19,534,081

(a) To reflect change due to the change in fair market value of restricted stock in underlyging calculations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Bridge Financing

To date in 2012, we have issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate of $3,533,999.  (See discussion of Bridge Notes in Liquidity and Capital Resources, and Note 6 to Consolidated Financial Statements)  As of August 14, 2012 there is $4,347,419 in principal amount of outstanding notes, which are due October 15, 2012.  We are currently working with the note holders to extend the maturity or convert into equity.

To date in 2012, eight note holders were repaid $249,080 in principal.

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

Revenue recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  Deferred revenues to related parties totaled $116,000 at  June 30, 2012 and $200,000 at December 31, 2011.  Deferred revenues to third parties totaled $106,665 at June 30, 2012 and $109,063 at December 31, 2011.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  The Company estimates the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate. The Company recorded stock based compensation of $210,429 and $596,336 for the six months ended June 30, 2012 and 2011, respectively.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

Revenues for the three months ended June 30, 2012 was $1,009,398, an increase of $456,290, or 82% compared to the three months ended June 30, 2011.  The increase is primarily attributed to the acquisition of Boomtext on August 1, 2011, which generated additional revenue of $421,069.

Cost of Revenues

Cost of revenue for the three months ended June 30, 2012 was $332,458, an increase of $153,407, or 86% compared to the three months ended June 30, 2011.  This increase is mostly due to the Boomtext acquisition and the increased costs for SMS transmission, short code fees, marketing materials, sales commissions, co-location costs, and merchant fees resulting from the acquisition.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $676,940, an increase of $302,883, or 81%, compared to the three months ended June 30, 2011. Gross profit as a percentage of revenue for the three months ended June 30, 2012 decreased to 67% compared to 68% for the three months ended June 30, 2011. The decrease in gross profit as a percentage of revenue is mostly attributed to the Boomtext acquisition and the increased costs for SMS transmission, short code fees, marketing materials, sales commissions, co-location costs, and merchant fees.

General and Administrative Expense

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $797,763 and $559,635, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $238,128 or 43% was primarily due to an increase in payroll and employee compensation of $109,587 resulting from our acquisition of Boomtext, bad debt expense of $26,592, and rent expense of $25,609.

Sales and Marketing Expense

Sales & Marketing expenses for the three months ended June 30, 2012 and 2011 were $381,868 and $216,085, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $165,783 or 77% was primarily due to an increase in sales and marketing headcount resulting from the Boomtext acquisition and an increase in sales and marketing related travel as compared to 2011.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended June 30, 2012 and 2011 were $134,780 and $179,273, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $44,493 or 25% was primarily due to a decrease in consulting expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 were $146,765 and $124,741, respectively.  The increase of $22,024 or 18% was primarily due to the amortization expense related to the amortization of intangibles assets acquired in the Boomtext acquisitions.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $784,236, an increase of $78,559, or 11%, compared to the three months ended June 30, 2011.  The increase can mostly be attributed to an increase in gross profit of $302,883 which was offset by an increase in operating expense of $381,442.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $880,321 an increase of $742,063 or 537% compared to the three months ended June 30, 2011.  The increase is primarily due to an increase in amortization of bridge note financing totaling $582,343.   It is also attributed to an increase in amortization of deferred financing costs totaling $45,703.

Change in Fair Value of Derivative Liabilities

The gain on fair value of derivative liabilities for the three months ended June 30, 2012 was $654,477; whereas during the three months ended June 30, 2011, there was a loss of $154,104.  The increase of $808,581 is primarily due a lower share price as of June 30, 2012, as compared to the prior year’s June 30, 2011 share price.

Net Loss

Net Losses for the three months ended June 30, 2012 and June 30, 2011 were $991,545 and $997,985 respectively.  The decrease of $6,440 or 1.0% can mostly be attributed to an increase in gross profit of $302,883 and a decrease of $85,037 in other expense which were offset by an increase in operating expense of $381,442.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

Revenues for the six months ended June 30, 2012 was $2,022,604, an increase of $1,328,858, or 192% compared to the six months ended June 30, 2011.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011 and of Boomtext on August 1, 2011.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2012 was $700,228, an increase of $441,340, or 170% compared to the six months ended June 30, 2011.  This increase is mostly due to the Mobivity, Txtstation and Boomtext acquisitions and the increased costs for SMS transmission, short code fees, marketing materials, sales commissions, co-location costs, and merchant fees resulting from the acquisitions.

Gross Profit

Gross profit for the six months ended June 30, 2012 was $1,322,376, an increase of $887,518, or 204%, compared to the six months ended June 30, 2011. Gross profit as a percentage of revenue for the six months ended June 30, 2012 increased to 65% compared to 63% for the six months ended June 30, 2011. The increase is primarily due to the acquisitions of Mobivity and Txtstation which generate higher gross margins.  These increases were offset by the Boomtext acquisition which generates lower gross margins.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2012 and 2011 were $1,717,256 and $1,183,849, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $533,407 or 45% was primarily due to an increase in payroll and employee compensation of $217,158 resulting from our acquisition of Boomtext, an increase in stock based compensation expense for consulting services of $270,000, bad debt expense of $72,976 and rent expense of $58,574.  This was offset by a decrease for legal expense of $67,916 and consulting expense of $35,950.

Sales and Marketing Expense

Sales & Marketing expenses for the six months ended June 30, 2012 and 2011 were $729,119 and $280,010, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $449,109 or 160% was due to an increase in sales and marketing headcount resulting from the acquisition of Boomtext and Txtstation, with an increase in sales and marketing related travel as compared to 2011.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the six months ended June 30, 2012 and 2011 were $293,081 and $325,764, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $32,683 or 10% was primarily due to a decrease in consulting expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 were $301,382 and $126,778, respectively.  The increase of $174,604 or 138% was primarily due to the amortization expense related to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Loss from Operations

Loss from operations for the six months ended June 30, 2012 was $1,718,462, an increase of $236,919, or 16%, compared to the six months ended June 30, 2011.  The increase can mostly be attributed to an increase in gross profit of $887,518 which was more than offset by an increase in operating expense of $1,124,437.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $1,238,499 an increase of $994,833 or 408% compared to the six months ended June 30, 2011.  The increase is primarily due to an increase in amortization of bridge note financing totaling $856,440. It is also attributed to an increase in amortization of deferred financing costs totaling $80,857.

Change in Fair Value of Derivative Liabilities

The gain on fair value of derivative liabilities for the six months ended June 30, 2012 was $193,990; whereas during the six months ended June 30, 2011, there was a loss of $584,506.  The increase of $778,496 is primarily due a lower share price as of June 30, 2012, as compared to the prior year’s June 30, 2011 share price.

Net Loss

Net Losses for the six months ended June 30, 2012 and June 30, 2011 were $2,683,785 and $2,309,541, respectively.  The increase of $374,244 or 16% can mostly be attributed to an increase in gross profit of $887,518 which was more than offset by an increase in operating expense of $1,124,437 and an increase in other expense of $137,325.

Liquidity and Capital Resources

As of June 30, 2012 we had current assets of $2,055,462, including $1,053,573 in cash, and current liabilities of $10,162,899.  As of December 31, 2011 we had current assets of $260,166, including $396 in cash, and current liabilities of $5,182,219.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of $1,225,514 for the six months ended June 30, 2012 compared to net cash used in operations of $599,453 for the six months ended June 30, 2011.

The net cash used in operating activities for the six months ended June 30, 2012 reflects a net loss of $2,683,785, which was increased by bad debt expense $79,179, common stock for services of $270,000, stock-based compensation of $370,897, depreciation and amortization of $301,382, amortization of deferred financing costs of $100,857, and amortization of note discounts of $1,020,749, which was partially offset by a gain on adjustment in contingent consideration of $76,782, a change in fair market value of derivative liabilities of $193,990 and other minor factors.  For the six months ended June 30, 2012 the non-cash charges totaled $1,872,455.  Changes in operating assets and liabilities included decreases in accounts receivable of ($110,239), other current assets of ($540,553) other assets of ($2,060), accounts payable of ($189,617), accrued compensation of ($22,826) and deferred revenue and customer deposits of ($86,611), offset by increases in accrued interest of $83,598 and other liabilities of $454,123.

The net cash used in operating activities for the six months ended June 30, 2011 reflects a net loss of $2,309,503, which was increased by bad debt expense $6,203, stock-based compensation of $596,336, depreciation and amortization of $126,778, change in fair market value of derivative liabilities of $584,506, amortization of deferred financing costs of $20,000 and amortization of note discounts of $161,565.  For the six months ended June 30, 2011 the non-cash charges totaled $1,495,387.  Changes in operating assets and liabilities included increases in accounts payable of $152,145, accrued interest of $53,727, deferred revenues and customer deposits of $90,321, other current assets $34,362, other liabilities $29,346, and other minor factors, offset by a decrease in accounts receivable ($111,966) and other assets ($41,433).

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $9,732 and $172,340, respectively.  In 2012 and 2011 we acquired equipment totaling $9,732 and $6,186, respectively.  In 2011, we acquired intangible assets (patents and trademarks) totaling $75,001 and also paid $91,153 in cash for the acquisition of Txtstation and Mobivity.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months June 30, 2012 and 2011 was $2,288,423 and $421,548, respectively.  In 2012, we received proceeds of $3,396,350 from the issuance of 10% Senior Secured Convertible Bridge Notes, offset by payments of $247,880 in deferred financing costs.  In 2012, we paid $249,080 against eight $10% Senior Secured Bridge Notes, payments of $523,467 against the principal balance of the notes issued in the Mobivity and Boomtext acquisitions, and payments of $87,500 against the cash payment obligation resulting from the Txtstation acquisition.   In 2011, we received proceeds of $555,501 from the sale of 370,334 shares of common stock and the issuance of warrants to purchase 370,334 shares at $2.00 per share, offset by equity offering costs of $21,800.  We received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.  In 2011, we paid $97,153 against the principal balance of the note issued in the Mobivity acquisition as well as $25,000 against the cash payment obligation from the Txtstation acquisition.

Bridge Note Financing

We have completed the following bridge note financing:

•
From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000.  The Notes accrue interest at the rate of 10% per annum.

•
In November 2011, the Company entered into agreements with all holders of the then outstanding Notes.  Under the terms of the agreements, holders of Notes totaling $800,000 agreed to extend the maturity due date of the Notes to February 2, 2012.  For these note holders, no change occurred in their rights.  Holders of the balance of the Notes totaling $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest of $20,271 into units (each, a “Unit”), each of which consists of one share of common stock of the Company at $1.50 a share and a four-year warrant to purchase one share of the Company’s common stock at $2.00 per share.

•
Also in November 2011, the Company issued additional Notes in the aggregate principal amount of $262,500.  These Notes were due February 2, 2012 and contain the same rights and privileges as the previously issued Notes.

•	In January, 2012, the Company issued additional Notes in the principal amount of $520,000. All note holders with maturity dates of February 2, 2012 extended the maturity through May 2, 2012.

•
In March and April 2012, the Company issued additional Notes in the aggregate principal amount of $220,100 due May 2, 2012.  In March 2012, one note holder was repaid a partial principal balance of $65,000.

•
In May and June 2012, the Company issued to a number of accredited investors its 10% Senior Secured Convertible Promissory Notes in the principal amount of $4,347,419 (the “New Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,168 principal amount plus accrued but unpaid interest outstanding under previously issued 10% Senior Secured Convertible Bridge Notes (the “Old Notes”) that were cancelled and converted into the New Notes.  The New Notes accrue interest at the rate of 10% per annum.  The entire principal amount under the New Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) October 15, 2012.

•	The Company used $201,322 from the proceeds of the sale of the New Notes to pay off existing balances under the Old Notes that were not cancelled and converted into the New Notes.

•	The Company’s obligations under the New Notes are secured by all of the assets of the Company, including all shares of our wholly owned subsidiary.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are not effective such that the information relating to CommerceTel, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and those receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred subsequent to the date of their evaluation and up to the filing date of this quarterly report on Form 10-Q.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Part II Other Information

Item 1.	Legal Proceedings.

On June 23, 2012, the Company initiated litigation against a former client (the "Defendant") for failure to pay the Company's invoices for services rendered under its Master License and Services Agreement.  The complaint was filed in Superior Court of California, San Diego County.  The litigation seeks to recover $67,795 in services and interest penalties.  As of August 9, 2012, the Defendant has not responded to the complaint.

Item 1A.	Risk Factors.

Risks Related to our Business

We may not have the liquidity to settle our bridge notes at maturity.

Our $4,347,419 principal amounts currently outstanding of bridge notes (plus interest accrued at 10% annually) have a maturity date of October 15, 2012.  There is no certainty that we will have the liquidity necessary to settle the bridge notes including accrued interest at the maturity date, nor is it certain that the bridge lenders will agree to an extension of the maturity date or an accommodation favorable to us.  Our obligations under the bridge notes are secured by all of our assets.  In the event we cannot settle the bridge notes at the maturity date or reach an accommodation with the bridge lenders, they may declare a default and foreclose on our assets.  If that were to occur, our operations would be severely jeopardized if not entirely curtailed.  We are currently in negotiations with these note holders to extend the maturity or convert into equity.

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

Our future growth will also depend on the successful continued execution of our acquisition strategy. If we are unable to acquire other companies in the mobile marketing sector, our growth, valuation and prospects will be adversely affected. It is possible that acquisition targets will not be receptive to either the valuation offered or our intention to pay for acquisitions using our common stock as the “currency”. If we are unable to grow other than organically, our growth prospects will be reduced and our ability to raise capital on acceptable terms and the value of our common stock will both be compromised.

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
    ··        hire additional personnel;
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

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Dennis Becker, our Chief Executive Officer, Timothy Schatz, our Chief Financial Officer, Jonathan Twomley Director of Software Engineering, and Michael Falato, Senior Vice President of Business Development.  We currently have an employment agreement in place with Mr. Becker and Mr. Schatz.  We do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

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

Based on the 23,214,749 shares of common stock that are outstanding as of June 30, 2012, our officers and directors will beneficially own approximately 36.9% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

During the three months ended June 30, 2012, the Company sold no shares of common stock.

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

CommerceTel Corporation

Date: August 14, 2012	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Tim Schatz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Dennis Becker, Chief Executive Officer, and Tim Schatz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE	XBRL Instance Document*
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