Form 10-Q
period 2012-09-30
MOBIVITY HOLDINGS CORP.
filed 2012-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53851

Mobivity Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 W. Buffalo St. #200
Chandler, AZ 85225
 (Address of Principal Executive Offices & Zip Code)

(866) 622-4261
(Registrant’s Telephone Number)

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

As of November 13, 2012, the registrant had 23,218,117 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP

-i-

Part I - Financial Information

Item 1.    Financial Statements
Mobivity Holdings Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets
Cash	$166,391	$396
Accounts receivable, net of allowance for doubtful accounts of $43,875 and $18,050, respectively	348,260	243,846
Other current assets	248,259	15,924
Total current assets	762,910	260,166

Equipment, net	14,187	25,316
Goodwill	3,002,070	3,002,070
Intangible assets, net	704,842	1,116,506
Other assets	46,577	197,046
TOTAL ASSETS	$4,530,586	$4,601,104

Current liabilities
Accounts payable	$399,858	$842,777
Accounts payable - related party	10,226	-
Accrued interest	188,002	130,426
Accrued and deferred personnel compensation	212,379	237,691
Deferred revenue - related party	42,462	200,000
Deferred revenue and customer deposits	139,509	126,525
Convertible notes payable, net of discount	4,098,216	1,002,730
Notes payable, net of discount	172,446	736,270
Cash payment obligation, net of discount	-	86,714
Derivative liabilities	2,810,001	1,573,859
Other current liabilities	287,821	245,227
Earn-out payable	2,739,399	-
Total current liabilities	11,100,319	5,182,219

Non-current liabilities
Long term accounts payable	-	125,846
Earn-out payable	-	2,658,238
Total non-current liabilities	-	2,784,084
Total liabilities	11,100,319	7,966,303

Commitments and Contingencies (See Note 11)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 23,218,117 and 22,754,308 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	23,218	22,754
Additional paid-in capital	22,934,474	21,099,289
Accumulated deficit	(29,527,425)	(24,487,242)
Total stockholders' equity (deficit)	(6,569,733)	(3,365,199)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,530,586	$4,601,104

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenues
Revenues	$1,006,262	$842,885	$3,028,866	$1,536,630
Cost of revenues	307,061	311,717	1,007,288	570,605
Gross margin	699,201	531,168	2,021,578	966,025

Operating expenses
General & administrative	637,113	961,136	2,354,369	2,152,977
Sales & marketing	406,815	240,722	1,135,934	514,185
Engineering, research, & development	155,365	174,802	448,446	499,120
Depreciation & amortization	130,579	191,783	431,962	318,560
Total operating expenses	1,329,872	1,568,443	4,370,711	3,484,842

Loss from operations	(630,671)	(1,037,275)	(2,349,133)	(2,518,817)

Other income/(expense)
Interest income	252	-	2,821	-
Interest expense, net	(1,781,125)	(133,055)	(3,019,625)	(376,548)
Change in fair market value of derivative liabilities	213,089	(401,710)	407,079	(986,216)
Loss on sale of asset	-	-	(164)	-
Loss on adjustment in contingent consideration	(157,943)	-	(81,161)	-
Total other income/(expense)	(1,725,727)	(534,765)	(2,691,050)	(1,362,764)

Loss before income taxes	(2,356,398)	(1,572,040)	(5,040,183)	(3,881,581)

Income tax expense	-	(1,600)	-	(1,562)

Net loss	$(2,356,398)	$(1,573,640)	$(5,040,183)	$(3,883,143)

Net loss per share - basic and diluted	$(0.10)	$(0.07)	$(0.22)	$(0.19)

Weighted average number of shares during the period - basic and diluted	23,215,481	22,048,802	23,019,643	20,381,533

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
	Common Stock		Additional		Stockholders'
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2011	22,754,308	$22,754	$21,099,289	$(24,487,242)	$(3,365,199)

Issuance of common stock for services	225,000	225	269,775	-	270,000
Issuance of common stock for late payment	235,441	235	160,233	-	160,468
Stock-based compensation	-	-	314,990	-	314,990
Adjustment to derivative liability due to debt repayment	3,368	4	69,328	-	69,332
Adjustment to derivative liability due to debt conversion	-	-	1,020,859	-	1,020,859
Net loss for the nine months ended September 30, 2012	-	-		(5,040,183)	(5,040,183)
Balance, September 30, 2012	23,218,117	$23,218	$22,934,474	$(29,527,425)	$(6,569,733)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2012	2011
		(Restated)
OPERATING ACTIVITIES
Net loss	$(5,040,183)	$(3,883,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	104,484	-
Common stock for services	270,000	-
Stock-based compensation	314,990	1,154,724
Stock issued for late payment	160,468	-
Depreciation and amortization expense	431,962	318,560
Loss on adjustment in contingent consideration	81,161	-
Change in fair market value of derivative liabilities	(407,079)	986,216
Amortization of deferred financing costs	239,943	30,000
Amortization of note discounts	2,551,161	248,412
Loss on sale of assets	164	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(208,898)	(269,704)
Other current assets	(200,915)	28,525
Other assets	1,540	(33,333)
Accounts payable	(442,920)	314,920
Accounts payable - related party	10,226	-
Accrued interest	195,225	83,022
Accrued and deferred personnel compensation	(25,312)	41,122
Deferred revenue - related party	(157,538)	-
Deferred revenue and customer deposits	12,984	112,639
Other liabilities	42,594	74,580
Net cash used in operating activities	(2,065,943)	(793,460)

INVESTING ACTIVITIES
Purchases of equipment	(9,732)	(12,189)
Acquisition of intangible assets	-	(77,000)
Cash paid for acquisitions	-	(209,833)
Net cash used in investing activities	(9,732)	(299,022)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable,
net of finance offering costs	3,148,470	10,000
Payments on notes payable	(819,300)	(201,008)
Payments on cash payment obligation	(87,500)	(100,000)
Proceeds from issuance of common stock and warrants,
net of equity offering costs	-	1,011,203
Net cash provided by financing activities	2,241,670	720,195

Net change in cash	165,995	(372,287)
Cash at beginning of period	396	373,439
Cash at end of period	$166,391	$1,152

Supplemental disclosures:
Cash paid during period for :
Interest	$33,108	$11,048
Income taxes	$-	$1,562
Non cash investing and financing activities:
Common stock issued for patents and trademarks	$-	$50,000
Debt discount	$2,733,412	$-
Adjustment to derivative liability due to debt repayment	$69,332	$-
Adjustment to derivative liability due to debt conversion	$1,020,859	$-
Conversion of accrued interest into debt	$137,649	$-

Fair value of assets acquired in acquisitions	$-	$44,414
Customer contracts	-	1,026,000
Customer relationships	-	1,406,000
Trade name	-	140,000
Technology / IP	-	458,000
Non-compete	-	16,000
Goodwill	-	9,777,820
Assumed liabilities - deferred revenue	-	(134,849)
Subordinated secured note payable	-	(781,064)
Subordinated note payable		(182,460)
Cash payment obligation	-	(241,960)
Common stock issued for acquisitions	-	(11,318,068)
Cash paid for acquisitions	$-	$209,833

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.           Reverse Merger Transaction and Accounting

Reverse Merger Transaction

 Mobivity Holdings Corp.  (the “Company”) was incorporated as Ares Ventures Corporation in Nevada in 2008.  On November 2, 2010, the Company acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation (“CTel Canada” or “our former parent”), in a reverse merger, or the “Merger”. Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company. In connection with the Merger, the Company changed its corporate name to CommerceTel Corporation on October 5, 2010. The accompanying condensed consolidated financial statements, common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.  In connection with the Company’s acquisition of assets from Mobivity, LLC (See note 3 below), and the Company changed its corporate name to Mobivity Holdings Corp. and its operating company (CommerceTel, Inc) to Mobivity, Inc, on August 23, 2012.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of Mobivity, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest, (ii) former executive management team of Mobivity, Inc. remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of Mobivity, Inc.  Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or “GAAP”.  As a result, these condensed financial statements reflect the: (i) historical results of Mobivity, Inc. prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost. In connection with the Merger, the Company received net assets of $16,496.

On December 7, 2010, the Board of Directors of the Company resolved to change the Company’s fiscal year end from September 30 to December 31, effective immediately, to coincide with the fiscal year end of its wholly owned subsidiary Mobivity, Inc.

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern.  Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately ($29.5) million as of September 30, 2012.  These factors among others create a substantial doubt about our ability to continue as a going concern.  The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements.  Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through March 31, 2013.  These unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we raised additional bridge financing totaling $3,396,350 between January and September, 2012.  Longer term, we anticipate that we will raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs.  However, there can be no assurance that such financings will be available on acceptable terms, or at all.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand will not satisfy, our operational and capital requirements for the next 6 months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors.  Our existing working capital is not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$704,842	$-
Goodwill (non-recurring)	$-	$-	$3,002,070	$-
Derivatives (recurring)	$-	$-	$2,810,001	$407,079

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles, net (non-recurring)	$-	$-	$1,116,506	$(1,325,134)
Goodwill (non-recurring)	$-	$-	$3,002,070	$(10,435,170)
Derivatives (recurring)	$-	$-	$1,573,859	$(1,234,145)

The Company has goodwill and intangible assets as a result of the business combinations that were completed during 2011 and that are discussed throughout this 10-Q. These assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques

The Company has derivative liabilities as a result of 2011 and 2012 convertible promissory notes and common stock and warrants with exercise price reset provisions that include embedded derivatives.  These liabilities were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

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

From time to time, the Company may have a limited number of customers with individually large amounts due.  Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.  The Company recorded an allowance for doubtful accounts of $43,875 and $18,050 as of September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, the Company had one customer whose balance represented 41% of total accounts receivable.  As of December 31, 2011, there were no single customers with balances greater than 10%.

Equipment

Equipment, which is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less).  Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives.  Depreciation expense for the three months ended September 30, 2012 and 2011 was $6,913 and $6,154, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $20,297 and $13,314, respectively.  Accumulated depreciation for the Company’s equipment equaled $154,317 at September 30, 2012 and $134,810 at December 31, 2011.

Net property and equipment were as follows:

	September 30, 2012	December 31, 2011
Equipment	$153,935	$146,872
Furniture and Fixtures	14,569	13,254
Subtotal	168,504	160,126

Less accumulated depreciation	(154,317)	(134,810)
Total	$14,187	$25,316

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

As of September 30, 2012, amortizable intangible assets consist of patents and trademarks, customer contracts, customer relationships, trade name, acquired technology, and non-compete agreements.  These intangibles are being amortized on a straight line basis over their estimated useful lives of one to five years.  The Company recorded amortization of our intangible assets of $123,666 and $185,629 for the three months ended September 30, 2012 and 2011, respectively.  The Company also recorded amortization of our intangible assets of $411,664 and $305,246 for the nine months ended September 30, 2012 and 2011, respectively.

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

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  Deferred revenues to related parties totaled $42,462 at September 30, 2012 and $200,000 at December 31, 2011.  Deferred revenues to third parties totaled $122,366 at September 30, 2012 and $109,063 at December 31, 2011.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).  In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model.  The Company recorded employee stock based compensation of $314,990 and $303,913 for the nine months ended September 30, 2012 and 2011, respectively.

Long Term Accounts Payable

The company had recorded amounts pertaining to payments made prior to the acquisitions of Boomtext as well as amounts due to it from the sellers of Boomtext in accounts that are included in Other Assets and Long Term Accounts Payable as of the year ended December 31, 2011.  The amount recorded as a receivable from the sellers of Boomtext totaled $248,930, and the amount due to these sellers totaled $125,846 at December 31, 2011.  As of September 30, 2012 these amounts have been reclassified to Other Current Assets and Other Current Liabilities, since these balances will be settled in March of 2013 when the Earn-out payable to Boomtext is paid.  The amount recorded as a receivable from the sellers of Boomtext totaled $153,317 and the amount due to these sellers totaled $136,617 at September 30, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2012 and 2011, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2012 and 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of 1,973,748 outstanding employee options, 930,000 outstanding non-employee warrants and 842,142 outstanding warrants attached to the private placement offering. In addition, see potential issuances associated with warrants and convertible debt in Notes 5 and 6.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

The purchase price for the acquisition consisted of 1,000,000 shares of the Company’s common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of Mobivity, Inc. in the principal amount of $606,064.  The promissory note earns interest at 6.25% per annum; is payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matures on August 1, 2012 and was repaid in full as discussed in Note 6; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6).  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Loan), and a majority of the Bridge Lenders consented to the junior security interest.

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

BoomText  Acquisition

Effective August 1, 2011, the Company completed the purchase from with Digimark, LLC (“Digimark”) of substantially all of the assets of its BoomText interactive mobile marketing services business.  The purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note of Mobivity, Inc. in the principal amount of $175,000.  This note bears interest at 6.25% per annum; is payable in full on May 25th, 2012 (original maturity March 31, 2012 was extended) and was repaid in full as discussed in Note 6; was secured by all of the assets of Mobivity, Inc. and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6); (i7v) an unsecured subordinated promissory note in the principal amount of $194,658 issued by Mobivity, Inc.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6); (v) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of September 30, 2012 the dollar value of the earn-out payable is $2,739,399, which is recorded as a current liability on the accompanying condensed consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 1,826,266 as of September 30, 2012.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2012:

	Balance at			Balance at
	December 31, 2011	Additions	Amortization	September 30, 2012

Patents and trademarks	$120,016	$-	$(6,297)	$113,719
Customer contracts	103,000	-	(18,176)	84,824
Customer relationships	496,999	-	(261,820)	235,179
Trade name	70,750	-	(37,809)	32,941
Technology / IP	322,116	-	(85,187)	236,929
Non-compete	3,625	-	(2,375)	1,250

	$1,116,506	$-	$(411,664)	$704,842

During the three and nine months ended September 30, 2012, the Company recorded amortization expense related to purchased intangibles of $123,666 and $411,664, respectively, which is included in Depreciation & amortization in the Consolidated Statement of Operations.

The estimated future amortization expense of purchased intangible assets as of September 30, 2012 is as follows:

Year ending December 31,	Amount

2012	$115,500
2013	258,102
2014	109,737
2015	109,737
2016	33,732
Thereafter	78,034
Total	$704,842

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

5.           Derivative Liabilities

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date.  The conversion term for the convertible notes is variable based on certain factors.  The number of warrants to be issued is based on the future price of the Company’s common stock.  As of September 30, 2012, the number of warrants to be issued remains indeterminate.  Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative.  Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

In March 2011, the Company commenced a private placement.  The private placement structure consists of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00.    Both the common shares and the warrants contain anti-dilutive, or down round, price protection. The common shares down round price protection expired on August 15, 2012; resulting in a gain of $512,345, during 2012, due their removal from the derivative liability. The down round protection for the warrant terminates when the warrant expires or is exercised.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the warrants issued in the transactions.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a Monte Carlo simulation.  At September 30, 2012, the Company recorded current derivative liabilities of $2,810,001.  The change in fair value of the derivative liabilities for the three months ended September 30, 2012 and 2011 was a gain of $213,089, and a loss of ($401,710), respectively, which were reported as other income/(expense) in the consolidated statements of operations.  The change in fair value of the derivative liabilities for the nine months ended September 30, 2012 and 2011 was a gain of $407,079, and a loss of ($986,216), respectively, which were also reported as other income/(expense) in the consolidated statements of operations.

Derivative Value by Intrument Type	September 30, 2012	December 31, 2011

Convertible Bridge Notes	$2,582,774	$747,424
Common Stock and Warrants	135,507	826,435
Non-employee Warrants	91,720	-
	$2,810,001	$1,573,859

Total
Beginning balance January 1, 2010	$-
Issuances in derivative value due to new security issuances of notes	319,617
Change in fair market value of derivative liabilities	14,861
Beginning balance January 1, 2011	$334,478
Issuances in derivative value due to new security issuances of notes	149,197
Issuances in derivative value due to new security issuances of common stock and warrants	1,185,150
Conversion of bridge notes into common stock and warrants	(143,961)
Change in fair market value of derivative liabilities	48,995
Beginning balance January 1, 2012	$1,573,859
Issuances in derivative value due to new security issuances of notes	2,852,045
Issuances in derivative value due to vesting of non-employee warrants	475,018
Adjustment to derivative liability due to debt repayment	(69,332)
Adjustment to derivative liability due to debt conversion	(1,020,859)
Change in fair market value of derivative liabilities	(1,000,730)
Ending balance September 30, 2012	$2,810,001

Key inputs and assumptions:

For issuances of notes, common stock and warrants:

s    Stock prices on all measurement dates were based on the fair market value

s Down round protection is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants less than $2.00 per share

s    The probability of future financing was estimated at 100%

s    Computed volatility of 65%

s    Risk free rates ranging from 0.03% to 0.78%

For issuances of non-employee warrants:

s    Computed volatility of 61% to 73%

s    Risk free rates ranging from 0.28% to 1.04%

s    Expected life (years) from 3.00 to 6.00

See Note 9, discussing fair value measurements.

6.           Bridge Financing, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Note (the “Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”).  The Notes accrue interest at the rate of 10% per annum.  The entire principal amount evidenced by the Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) November 2, 2011. If the Notes are held to maturity, the Company pays, at the option of the holder: i) cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors.  The Notes are secured by a first priority lien and security interest in all of the Company’s assets.

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

Also in November 2011, the Company issued additional Notes in the aggregate principal amount of $262,500.  These Notes were due February 2, 2012 and contain the same rights and privileges as the previously issued Notes.  In January, 2012, the Company issued additional Notes in the principal amount of $520,000.  As of April 11, 2012, all note holders with maturity dates of February 2, 2012 extended the maturity through May 2, 2012.   As consideration to the note holders for the extension of the maturity date to May 2, 2012, the Company provided Allonges which consisted of the accrued interest as of January 31, 2012 for each note, which is convertible into common shares at the latest financing price.  The Allonges were valued using a Monte Carlo Simulation; the fair value of the Allonges were estimated at the January 31, 2012 creating an additional share issuance derivative liability totaling $118,633.  The Allonge derivative liability is revalued at each subsequent reporting date and as of September 30, 2012 totaled $114,873.  The subsequent decrease in the derivative liability during the nine months ended September 30, 2012 of $3,760 was recorded as a decrease to the derivative liability and an increase to change in fair market value of derivative liabilities in the statement of operations.

In March 2012, one note holder was repaid a partial principal balance of $65,000.

In March and April 2012, the Company issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate principal amount of $220,100 due May 2, 2012.   In May 2012 theses notes were cancelled and converted into the New Notes below.

In May and June 2012, (the “Company”) issued to a number of accredited investors its 10% Senior Secured Convertible Promissory Notes in the principal amount of $4,347,419 (the “New Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,168 principal amount plus accrued but unpaid interest outstanding under previously issued 10% Senior Secured Convertible Bridge Notes (the “Old Notes”) that were cancelled and converted into the New Notes.  The New Notes accrue interest at the rate of 10% per annum.  The entire principal amount under the New Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the Notes (a “Qualifying Financing”), and (ii) October 15, 2012, which date, as described below, was later extended to April 15, 2013. Payments may be made in cash, or, at the option of the holder of the New Notes in securities to be issued by the Company in the Qualifying Financing at the same price paid for such securities by other investors.  The New Notes are secured by a first priority lien and security interest in all of the Company’s assets.

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

The New Notes contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation as discussed in Note 6.  The embedded derivatives, as they represent additional consideration given to the New Notes holders, were treated as a discount on the debt that is being amortized over the life of the New Notes which ends on October 15, 2012.   The debt discounts booked as reductions to the New Notes during May 2012 were $478,544 and $1,852,713 for the variable maturity conversion option and the additional security issuance derivative.  During the three months ended September 30, 2012, $1,528,438 was amortized from the debt discount into interest expense.  The remaining debt discount amounts as of September 30, 2012, for the variable maturity conversion option and additional security issuance derivatives are $51,150 and $198,053, respectively, and will be amortized during the subsequent life ending on October 15, 2012.

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

Commencing on October 12, 2012 and continuing thereafter, Mobivity Holdings Corp. (the “Company”) has entered into amendments with the holders the New Notes. Under the terms of the amendments, the holders of New Notes in the aggregate principal amount of $4,209,720 have agreed to extend the maturity date of the New Notes to April 15, 2013.  In consideration of the New Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the New Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the New Note entitled the holder to convert the principal and interest under the Note into the securities offered by the Company in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing.

On November 2, 2012 one new Note holder was repaid $5,000 in principal.

As of November 9, 2012, the Company is pursuing the execution of similar amendments by the holders of the remaining Notes in the aggregate principal amount of $132,699.  While these Notes are considered past due as of October 15, 2012, no notice of default has been issued by the Note holders as of November 9, 2012.

The Company’s obligations under the New Notes are secured by all of the assets of the Company, including all shares of Mobivity, Inc., its wholly owned subsidiary.

The Company paid $200,630 in placement agent fees in connection with the sale and issuance of the New Notes.  WFG Investments, Inc. and Emerging Growth Equities, Ltd., both registered broker dealers, cumulatively have been paid placement agent fees related to the Notes in the amount of $40,000 and $252,737, respectively, which were capitalized as deferred financing costs, and are being amortized over the term of the Notes using the effective interest method.  The Company recorded deferred financing amortization expense for the three months ended September 30, 2012 and 2011, totaling $65,703 and $20,000, respectively.  The Company also recorded deferred financing amortization expense for the nine months ended September 30, 2012 and 2011, totaling $100,857 and $20,000, respectively

The following table summarizes information relative to all of the outstanding Notes at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Bridge notes payable	$4,347,419	$1,062,500
Less unamortized discounts:
Variable maturity discount	(51,150)	(12,031)
Warrant discount	(198,053)	(47,739)
Bridge notes payable, net of discounts	$4,098,216	$1,002,730

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded a discount of $560,662 for the variable conversion feature and a discount of $2,172,750 for the warrants / shares to be issued.  The discounts will be amortized to interest expense over the term of the Notes using the effective interest method.  The Company recorded $2,543,979 of interest expense for the amortization of the note discounts associated with derivative liabilities during the year ended September 30, 2012.

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

Mobivity Note

As partial consideration for the acquisition of Mobivity, the Company issued a secured subordinated promissory note in the principal amount of $606,000.  The promissory note accrued interest at 6.25% per annum; was payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matured on August 1, 2012; is secured by the acquired assets of the Mobivity business; and is subordinated to the Company’s obligations under its Notes discussed above.  Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's Notes, and a majority of the Bridge Financing lenders consented to the junior security interest.  On May 18, 2012 and May 25, 2012, late payment penalties were paid in the amount of 235,441 common shares valued at $160,468 based on the closing market price on the date granted; which were expensed through share based compensation.

During the nine months ended September 30, 2012, the Company made principal and interest payments totaling $316,579 on the promissory note, and the note was paid in full on May 31, 2012.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext, the Company issued a secured subordinated promissory note in the principal amount of $175,000. The promissory note accrues interest at 6.25% per annum; is payable in full on May 25, 2012 (original maturity March 31, 2012 was extended); is secured by all of the assets of Mobivity, Inc. and is subordinated to the Company’s obligations under its Notes discussed above.

During the nine months ended September 30, 2012, the Company made principal and interest payments totaling $184,266 on the promissory note, and the note was paid in full on May 31, 2012.

As partial consideration for the acquisition of Boomtext, the Company also issued an unsecured subordinated promissory note in the principal amount of $195,000.  The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its Notes discussed above.  The $195,000 unsecured subordinated promissory note does not bear interest; accordingly, the Company recorded the promissory note at the present value of the $195,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note.  The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $4,422 for the nine months ended September 30, 2012. Accretion of the debt discount was charged to interest expense in accordance with ASC 480.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of September 30, 2012 and December 31, 2011:

	Notes Payable		Accrued Interest
	9/30/2012	12/31/2011	9/30/2012	12/31/2011
Bridge notes, net, as discussed above	$4,098,216	$1,002,730	$151,995	$95,823

Mobivity note, as discussed above	-	310,135	-	-

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008, See Note 12	20,000	20,000	13,020	10,871

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	51,984	51,984	22,987	19,084

Digimark, LLC secured subordinated promissory note, as discussed above	-	175,000	-	4,648

Digimark, LLC subordinated promissory note, net, as discussed above	100,462	179,151	-	-
	$4,270,662	$1,739,000	$188,002	$130,426

Interest expense, including amortization of note discounts, totaled $1,781,125 and $133,055 for the three months ended September 30, 2012 and 2011, respectively.  Interest expense, including amortization of note discounts, totaled $3,019,625 and $376,548 for the nine months ended September 30, 2012 and 2011, respectively.

Cash Payment Obligation

As partial consideration for the acquisition of Txtstation, the Company agreed to a $250,000 of scheduled cash payments.  The $250,000 of scheduled cash payments is due as follows:  $25,000 payable on the 60th day following closing and the balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  The $250,000 cash payment obligation does not bear interest; accordingly, the Company recorded the cash payment obligation at the present value of the $250,000 payments over the subsequent periods.  The Company used a discount rate of 6.25% in calculating the net present value of the cash payment obligation.  The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount totaled $786 for the nine months ended September 30, 2012. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

During the nine months ended September 30, 2012, the Company made payments totaling $87,500 on the cash payment obligation, and the obligation was paid in full on April 11, 2012

7.           Stockholders’ Equity (Deficit)

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

On September 10, 2012, the Company issued 3,368 shares of its common stock at a deemed value of $0.40 per share realizing $6,644 in additional security issuance derivative liability.  These shares were consideration owed to one old Note holder for the additional securities due under the original 10% Senior Secured Convertible Bridge note, and additional shares issued under the terms of the Allonge signed January 31, 2012 as consideration for the extension of the maturity date of the Note from February 2, 2012, to May 2, 2012.  The share consideration was valued based on the Monte Carlo simulation for both the Allonge granted on February 2, 2012 plus the Monte Carlo simulation for the additional shares issuance derivative liability, on September 10, 2012.  For more details concerning the inputs and background of the derivatives please see Note 6.

As of September 30, 2012, the Company has 23,218,117 common shares outstanding.

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

A summary of option activity under the 2010 Plan as of September 30, 2012 and changes during the nine months then ended is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	1,610,000	$0.82	4.37
Granted	682,500	0.56	4.78
Exercised	-	-	-
Canceled/forfeited/expired	(318,752)	0.52	3.36
Outstanding at September 30, 2012	1,973,748	$0.78	4.68

Options vested and exercisable at September 30, 2012	554,368	$0.79	4.44

Expense Information

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values.   The Company recorded stock-based compensation in operating expenses for employees and directors totaling $104,561 and $100,551 for the three months ended September 30, 2012 and 2011, respectively.  The Company also recorded stock-based compensation in operating expenses for employees and directors totaling $314,990 and $303,913 for the nine months ended September 30, 2012 and 2011, respectively.

The Company vesting term for employees is a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.  As of September 30, 2012, the company had recorded $249,945 of employee stock based compensation and expects to expense approximately $760,000 of additional employee stock based compensation over the next 5 years.

The Company vesting term for directors is a 3 year term and vest as follows; in (3) equal annual installments of 33 1/3% of the Shares covered by this Option, the first installment to be exercisable on the first anniversary of the date of the Option, with an additional 33 1/3% of such Shares becoming exercisable on each of the 2 successive anniversary dates.  As of September 30, 2012, the company had recorded $65,045 of director stock based compensation and expects to expense approximately $113,000 of additional director stock based compensation over the next 9 years.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense.  The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2012 was $0.56 per share.  There were 682,500 options granted during the nine months ended September 30, 2012.  The ranges of assumptions used during the nine months ended September 30, 2012 are as follows:

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

Warrants

During the nine months ended September 30, 2012, the Company issued warrants totaling 25,000 to non-employee consultants that include graded vesting terms.  As of September 30, 2012, 583,118 warrants were vested pursuant to four non-employee warrant agreements; three of which were granted during the prior year.  These warrants were valued using a Monte Carlo Simulation; the fair values of the warrants were estimated at the vesting date and are revalued at each subsequent reporting date.  At September 30, 2012, the Company recorded current derivative liabilities for the non-employee warrants totaling $91,720.  The change in fair value of the derivative liabilities for the nine months ended September 30, 2012 was a gain of $331,018, which was reported as other income/(expense) in the consolidated statements of operations.

On December 24, 2010 the company issued 700,000 warrants for consulting services.  The warrants vest over a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

On January 10, 2011 the company issued 200,000 warrants for consulting services.  The warrants vest over a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

On July 8, 2011 the company issued 5,000 warrants for consulting services.  The warrants vest over a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

On February 1, 2012 the company issued 25,000 warrants for consulting services.  The warrants vest over a 1 year term and vest as follows; the warrants vest monthly commencing on the 1st monthly anniversary of the grant.

Valuation Assumptions

The Company uses a Monte Carlo simulation in determining the fair values of the warrants.   There were 25,000 warrants granted during the nine months ended September 30, 2012.  The Company periodically revalues these warrants as they vest.  The ranges of assumptions used during the nine months ended September 30, 2012 are as follows:

Non-Employee
Warrants
Expected volatility	61% to 73.4%
Risk-free interest rate	0.28% to 0.57%
Forfeiture rate	0.0%
Expected dividend rate	0.0%
Expected life (yrs)	5.00

A summary of non-employee warrant activity during the nine months ended and as of September 30, 2012 is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	905,000	$0.33	4.35
Granted	25,000	1.16	4.34
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at September 30, 2012	930,000	$0.35	4.35

Warrants vested and exercisable at September 30, 2012	583,118	$0.35	3.99

As discussed in Note 6, the Company is obligated to issue warrants or shares pursuant to its Bridge Financing.  The number of warrants / shares issuable pursuant to the agreements is not known as of September 30, 2012.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock.  The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding.  In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Notes with a principal amount of $210,000 discussed above in Note 6 under Bridge Financing.  The warrants are exercisable for four years from the date of issuance.  During the nine months ended September 30, 2012, the Company did not issue any additional warrants.  These warrants are shown below.  These warrants are included in the “Common Stock and Warrants” derivative value (see Note 5) as of September 30, 2012 and December 31, 2011.

Beginning balance January 1, 2012	842,184
Warrants issued	-
Warrants exercised	-
Warrants expired	-
Ending balance September 30, 2012	842,184

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

At September 30, 2012 and December 31, 2011, the Company recorded a liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 6), and the common stock and warrants issued in the current year (See Note 5) at the aggregate fair market value of $2,810,001 and $1,573,859, respectively, utilizing unobservable inputs.  The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations.  The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates.  As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See Note 5 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of September 30, 2012 and December 31, 2011.

10.           Concentrations

During the nine months ended September 30, 2012, one customer accounted for 10% of revenues.  During the nine months ended September 30, 2011, one customer accounted for 12% of revenues.  At September 30, 2012, the previously mentioned customer accounted for 41% of accounts receivable totaling $154,444 and as of November 13, 2012 the outstanding accounts receivable balance decreased to $82,390.  At December 31, 2011, no customers were greater than 10% of receivables.

11.         Commitments and Contingencies

Earn-Out Contingency

The Company has an earn-out commitment associated with the acquisition of Boomtext from Digimark, LLC.  An earn-out payment (payable 20 months after closing of the transaction) of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).  As of September 30, 2012, and December 31, 2011, the estimated dollar value of the earn-out payable is $2,739,399, and $2,658,238, respectively.  As of September 30, 2012 this was recorded as a current liability and was recorded as a non-current liability as of December 31, 2011 on the accompanying consolidated balance sheet.

Litigation

On September 23, 2012, the Company initiated litigation against a former client (the “Defendant”) for failure to pay the Company’s invoices for services rendered under its Master License and Services Agreement.  The complaint was filed in Superior Court of California, San Diego County.  The litigation seeks to recover $67,795 in services and interest penalties.  As of November 9, 2012 the Company is in negotiation with the Defendant's counsel to settle the debt.

Operating Lease

On February 28, 2012, the Company signed an amendment to its existing lease for the facility in Chandler, Arizona to expand by adding 2,519 square feet in an adjacent suite.  The amended lease agreement remains in force through December 2015.

The minimum lease payments required over the next five years is shown below as of September 30, 2012.

Minimum Lease Payments

2012	$32,550
2013	138,678
2014	143,492
2015	148,281
2016	-
$463,001

Lease Exit Obligation

The Company had a lease agreement for its office facilities in San Diego, California through September 2012.    Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility.  The property was vacated in November 2011 and returned to the owner.  As of September 30, 2012, the Company has a Lease Exit Obligation totaling $65,993 for the period December 2011 through September 2012, made up of, $38,088 in remaining rent obligation, $27,905 in remaining deferred rent.  The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities was $135,827 for the nine months ended September 30, 2012, and $59,771 for the nine months ended September 30, 2011.

12.	Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees.  Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code.  The Company may make contributions at the discretion of its Board of Directors.  During the nine months ended September 30, 2012 and 2011, the Company made no contributions to the Plan.

13.	Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc common stock and $200,000 of prepaid services to be rendered by Mobivity.  These services remain owed to Optimal Payments Corporation at December 31, 2011.  A member of the Company's Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation.  During the nine months ended September 30, 2012, the Company began work on two projects for Optimal Payments Corporation and recognized revenue of $124,538.

Hidden River Ventures I, LLC is an existing shareholder in the Company as a result of converting $229,000 of payables in exchange for 415,937 shares of the Company's common stock.  On October 26, 2010, the Company entered into a consulting agreement with a related company under common control, Hidden River, LLC, pursuant to which Hidden River, LLC would lead the Company’s acquisition strategy.  The consulting agreement calls for monthly payments of $11,000, along with periodic bonus payments associated with the success of the acquisition strategy, as well as options to purchase 700,000 shares granted on December 24, 2010 priced at $.32 per share.  Of the options granted, 481,245 options were vested as of September 24, 2012.  For the nine months ended September 30, 2012, Hidden River earned $99,000 in regards to the previously mentioned consulting services.

On July 16, 2012, the Company entered into a verbal agreement with Hidden River, LLC (the “Consultant”) to provide additional consulting services, at a rate of $10,000 per month, as a Vice President of Operations. In this role the Consultant would lead and manage the execution of day-to-day operations of the Company, including Sales, Marketing, Client Services and Administration in pursuit of its short and long term performance objectives.

During the year ended December 31, 2011, the company entered into an employment agreement with the primary owner and shareholder of Digimark LLC, holder of 519,540 common shares, to serve as Executive Vice President of Business Development.  He was paid $90,000 as of September 30, 2012.

14.           Subsequent Events

Commencing on October 12, 2012 and continuing thereafter, the Company has entered into amendments to its New Notes, as described in Note 6 above.

 15.           Restatement

On or about March 26, 2012, the Company's management concluded that the Company should restate goodwill related charges in connection with its three acquisitions that were completed during the year ended December 31, 2011. The Company’s method of valuing the restricted common stock issued in the acquisitions at the price paid by investors for Company shares in a number of private offerings around the time of the acquisitions was incorrect, and a revised discounted restricted common stock valuation be used, as required under FAS 157/ASC 820.  This change in valuation method of securities also affected share based compensation expense and certain derivative liabilities and related expenses.

Under ASC 820 Fair Value Measurements & Disclosures, a quoted stock price in an active market is considered primary (Type I) indicator of fair value of restricted stock issued in consideration for the acquisitions completed in 2011.  The Company believed that the infrequent and low volume of initial trading of its common stock did not constitute an active market.  Alternatively, throughout the year the company conducted a private placement in which units comprised of shares of restricted common stock and attached warrants were sold at $1.50 per share.  This price per share was bifurcated for the value of the common stock, the warrant, an embedded derivative related to down round protection on common stock, and an embedded derivative related to down round protection on the warrant.  The price per common share that was determined by this valuation equaled $110 for the three months ended September 30, 2011.  The use of this method resulted in understated asset value for certain intangible assets, understated stock based compensation expense, an understatement of certain derivative liabilities and an understatement of the related expense related to the Company’s derivative liability, as reflected in its financial statements for the quarter ended September 30, 2011.

The cumulative effect of this change through September 30, 2011 is an increase of  $8,316,527 in goodwill, an increase of $32,143 in intangible assets,  a decrease of ($1,834) in other current assets, an increase of $739,606 in current liabilities, an increase of $993,119 in earn-out payable, an increase of  $8,177,272 in additional paid-in capital, and a decrease of  ($1,913,161) in the Company’s net income; however, this had no effect on the Company’s reported cash flows.  Unaudited Tables detailing the effect of the error on the Company’s previously filed financial statements for the quarter ended September 30, 2011 are included below.

NOTE 15 - RESTATEMENT OF FINANCIAL STAEMENTS (CONTINUED)

Balance Sheet
	September 30, 2011
	As Filed	Adjustments		Restated
Current Assets
Cash	$1,152	$-		$1,152
Accounts Receivable	318,919	-		318,919
Other Current Assets	52,689	(1,834)	(a)	50,855
Total Current Assets	372,760	(1,834)		370,926

Equipment, Net	31,714	-		31,714
Goodwill	5,120,712	8,316,527	(a)	13,437,239
Intangible Assets, Net	2,835,611	32,143	(a)	2,867,754
Other Assets	49,650	125,846	(c)	175,496
TOTAL ASSETS	$8,410,447	$8,472,682		$16,883,129

Current Liabilities
Accounts Payable	$581,392	$-		$581,392
Accrued Interest	120,923	-		120,923
Accrued and Deferred Personnel Compensation	160,763	-		160,763
Deferred Revenue - related party	200,000	-		200,000
Deferred Revenue and Customer Deposits	166,277	-		166,277
Notes Payable, net of discount	837,245	-		837,245
Convertible notes payable, net of discount	980,030	(2,944)	(a)	977,086
Cash payment obligation, net of discount	147,414	-		147,414
Derivative Liabilities	582,443	742,550	(a)	1,324,993
Other Current Liabilities	143,722	-		143,722
Total Current Liabilities	3,920,209	739,606		4,659,815

Non-Current Liabilities
Long term note payable	-	125,846	(c)	125,846
Earn-out payable	2,664,466	993,119	(a)	3,657,585
Total Non-Current Liabilities	2,664,466	1,118,965		3,783,431
Total Liabilities	6,584,675	1,858,571		8,443,246

Stockholders' Deficit
Common Stock, $0.001 par value; 150,000,000 shares authorized; 22,360,793 and 17,700,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	22,361	-		22,361
Common Stock Liability	-	350,000	(b)	350,000
Additional Paid-in Capital	11,947,645	8,177,272	(a)	20,124,917
Accumulated Deficit	(10,144,234)	(1,913,161)	(a)	(12,057,395)
Total Stockholders' Deficit	1,825,772	6,614,111		8,439,883
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$8,410,447	$8,472,682		$16,883,129

(a) To reflect change due to the change in fair market value of restricted stock in underlyging calculations
(b) To reflect shares owed at Sept 30, 2011 not issued until Q4 2011
(c) To reflect net working capital of Boomtext obligation payout

NOTE 15 - RESTATEMENT OF FINANCIAL STAEMENTS (CONTINUED)

Statement of Operations

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

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations
(b) To reflect shares owed at Sept 30, 2011 not issued until Q4 2011

NOTE 15 - RESTATEMENT OF FINANCIAL STAEMENTS (CONTINUED)

Statement of Operations

	Nine months ended September 30, 2011
	As Filed	Adjustments		Restated
Revenues

Revenues	$1,536,630	$-		$1,536,630
Cost of revenues	570,605	-		570,605
Gross Margin	966,025	-		966,025

Operating Expenses
General & administrative	1,448,955	704,022	(a,b)	2,152,977
Sales & marketing expense	497,936	16,249	(a)	514,185
Engineering, research, & development expense	445,267	53,853	(a)	499,120
Depreciation & amortization	318,560	-		318,560
Total Operating Expenses	2,710,718	774,124		3,484,842

Loss From Operations	(1,744,693)	(774,124)		(2,518,817)

Other Income/(Expense)
Interest expense	(376,548)	-		(376,548)
Change in fair market value of derivative liabilities	152,822	(1,139,038)	(a)	(986,216)
Total Other Income/(Expense)	(223,726)	(1,139,038)		(1,362,764)

Loss before income taxes	(1,968,419)	(1,913,162)		(3,881,581)

Income tax benefit/(expense)	(1,562)	-		(1,562)

Net Loss	$(1,969,981)	$(1,913,162)		$(3,883,143)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.09)	(a)	$(0.19)

Weighted average number of shares
during the period - basic and diluted	20,381,533	20,381,533		20,381,533

(a) To reflect change due to the change in fair market value of restricted stock in underlying calculations
(b) To reflect shares owed at Sept 30, 2011 not issued until Q4 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed in this report, under the caption “Risk Factors” included in our 2011 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 16, 2012 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Recent Events

Share Exchange Agreement

On November 2, 2010, we completed the Share Exchange Agreement and acquired Mobivity, Inc., in exchange for 10,000,000 shares of our common stock.  Please refer to Note 1 in the accompanying condensed consolidated financial statements.

Bridge Financing

To date in 2012, we have issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate of $3,533,999.  (See discussion of Bridge Notes in Liquidity and Capital Resources, and Note 6 to Consolidated Financial Statements). As of November 9, 2012 there is $4,342,419 in principal amount of outstanding notes, which were due October 15, 2012.  All notes have been extended to April 15, 2012 except two in the principal amount of $132,699, which we are currently working with to extend or repay.  In consideration of the Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the Note entitled the Holder to convert the principal and interest under the Note into the securities offered by the Company in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing.

As of November 9, 2012, nine note holders were repaid $254,080 in principal.

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

Revenue recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a hosted solution, as is the newly acquired Txtstation Control Center platform.  The Company generates revenue from licensing its software to clients in its software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services.  The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place.  The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain.  The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting.  As for the newly acquired Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers.  The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext.  Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans.  Cash received in advance of the performance of services is recorded as deferred revenue.  Deferred revenues to related parties totaled $42,462 at September 30, 2012 and $200,000 at December 31, 2011.  Deferred revenues to third parties totaled $122,366 at September 30, 2012 and $109,063 at December 31, 2011.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  The Company estimates the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.  The Company recorded employee stock based compensation of $314,990 and $303,913 for the nine months ended September 30, 2012 and 2011, respectively.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Revenues for the three months ended September 30, 2012 was $1,006,262, an increase of $163,377, or 19% compared to the three months ended September 30, 2011.  The increase is primarily attributed to the acquisition of Boomtext on August 1, 2011.  The revenues attributable to the Boomtext operations increased $290,064, resulting from one additional month of revenue in the 3rd quarter of 2012 as compared to the 3rd quarter of 2011, and an increase in average monthly income derived from this unit of approximately $55,000 per month.  Average monthly revenue from the Boomtext operations for the months of August and September 2011 was approximately $124,000, while the average monthly revenue from the Boomtext operations for the three months ended September 30, 2012 was approximately $179,000 per month.   This increase was offset by reductions in revenue from the Mobivity and Txtstation operations during the third quarter of 2012 compared to the prior year period of $69,785, and $58,060, respectively.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012 was $307,061, a decrease of $4,656, or 1.5% compared to the three months ended September 30, 2011.  This decrease is primarily due to ongoing reductions in costs related to message transmission through the consolidation of acquired vendors and negotiated volume discounts.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $699,201, an increase of $168,033, or 32%, compared to the three months ended September 30, 2011. Gross profit as a percentage of revenue for the three months ended September 30, 2012 increased to 69.5% compared to 63% for the three months ended September 30, 2011. The increase in gross profit is primarily due to ongoing reductions in costs related to message transmission through the consolidation of acquired vendors and negotiated volume discounts.

General and Administrative Expense

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $637,113 and $961,136, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $324,023 or 33.7% was primarily due to decreases in share based compensation of $429,297, and accounting and legal expenses of $22,435.  These decreases were partially offset by increases in personnel expenses of $62,430 resulting from our acquisition of Boomtext, bad debt expense of $31,597, and facilities and office supply expense of $18,008 due to expansion of office space in Chandler, Arizona.

Sales and Marketing Expense

Sales & Marketing expenses for the three months ended September 30, 2012 and 2011 were $406,815 and $240,722, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $166,093 or 69% was primarily due to an increase in personnel expenses of $124,330 and share based compensation of $20,338, both resulting from increased headcount from our acquisition of Boomtext, an increase in sales and marketing related travel of $4,061, and an increase in marketing expenses of $17,101.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended September 30, 2012 and 2011 were $155,365 and $174,802, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $19,437 or 11% was primarily due to a decrease of $19,870 in share based compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 were $130,579 and $191,783, respectively.  The decrease of $61,204 or 32% was primarily due to the completed amortization of certain intangible assets resulting from the acquisitions in 2011 of Mobivity and Txtstation businesses.

Loss from Operations

Loss from operations for the three months ended September 30, 2012 was $630,671, a decrease of $406,604, or 39%, compared to the three months ended September 30, 2011.  The decrease in Loss from Operations is primarily attributed to an increase in gross profit of $168,033 and a decrease in share based compensation expense of $428,827, which was partially offset by increases in personnel and consulting expenses of $188,968.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $1,781,125 an increase of $1,648,070 or 1,239% compared to the three months ended September 30, 2011.  The increase is primarily due to an increase in amortization of bridge note financing totaling $1,528,438 resulting from the bridge notes issued in May and June 2012 with a maturity date of October 15, 2012.

Change in Fair Value of Derivative Liabilities

The gain on fair value of derivative liabilities for the three months ended September 30, 2012 was $213,089; whereas during the three months ended September 30, 2011, there was a loss of $401,710.  The increase of $614,799 is primarily due to a lower share price as of September 30, 2012, as compared to the prior year’s September 30, 2011 share price.

Net Loss

Net Losses for the three months ended September 30, 2012 and September 30, 2011 were $2,356,398 and $1,573,640 respectively.  The increase of $782,758 or 50% can primarily be attributed to an increase in interest expense of $1,648,070 resulting from the bridge notes issued in May and June 2012, and loss on adjustment in contingent liabilities of $157,943, partially offset by an increase in gross profit of $168,033, reduced operating expenses of $238,571, and a change in fair market value of derivative liabilities of $614,799.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues for the nine months ended September 30, 2012 were $3,028,866, an increase of $1,492,236, or 97% compared to the nine months ended September 30, 2011.  The increase is primarily attributed to the acquisitions of Mobivity and Txtstation on April 1, 2011 and Boomtext on August 1, 2011

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2012 was $1,007,288, an increase of $436,683, or 77% compared to the nine months ended September 30, 2011.  This increase is mostly due to the Mobivity, Txtstation and Boomtext acquisitions and the increased costs for SMS transmission, short code fees, marketing materials, sales commissions, co-location costs, and merchant fees resulting from the acquisitions.

Gross Profit

Gross profit for the nine months ended September 30, 2012 was $2,021,578, an increase of $1,055,553, or 109%, compared to the nine months ended September 30, 2011. Gross profit as a percentage of revenue for the nine months ended September 30, 2012 increased to 66.7% compared to 62.9% for the nine months ended September 30, 2011. The increase is primarily due to the acquisitions of Mobivity, Txtstation, and Boomtext in 2011, and reduced costs related to message transmission through the consolidation of acquired vendors and negotiated volume discounts.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $2,354,369 and $2,152,977, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The increase of $201,392 or 9.4% was primarily due to increases in personnel expense of $377,767 resulting from our acquisition of Txtstation and Boomtext, bad debt expense of $104,484, rent expense of $69,183, general and administrative expense of $53,043 and investor relations expense of $43,087.  This was offset by decreases for share based compensation of $373,954 and legal expense of $72,218.

Sales and Marketing Expense

Sales & Marketing expenses for the nine months ended September 30, 2012 and 2011 were $1,135,934 and $514,185, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $621,749 or 121% was due to an increase in personnel expense of $519,404 and share based compensation of $38,601, both resulting from the acquisition of Boomtext and Txtstation, travel expenses of $19,065, and an increase in marketing and trade show expenses of $29,531 as compared to 2011.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the nine months ended September 30, 2012 and 2011 were $448,446 and $499,120, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $50,674 or 10% was primarily due to a decrease in personnel expenses of $14,297 and share based compensation of $48,913 partially offset by an increase of $10,567 in software expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 were $431,962 and $318,560, respectively.  The increase of $113,402 or 36% was primarily due to the amortization expense related to the amortization of intangibles assets acquired in the Mobivity, Txtstation and Boomtext acquisitions.

Loss from Operations

Loss from operations for the nine months ended September 30, 2012 was $2,349,133, a decrease of $169,684, or 7%, compared to the nine months ended September 30, 2011.  The decrease in Loss from Operations is primarily attributed to an increase in gross profit of $1,055,553, offset by an increase in operating expense of $885,869.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $3,019,625, an increase of $2,643,077 or 702% compared to the nine months ended September 30, 2011.  The increase is primarily due to an increase in amortization of bridge note financing totaling $2,303,766.  It is also attributed to an increase in amortization of deferred financing costs totaling $209,943.

Change in Fair Value of Derivative Liabilities

The gain on fair value of derivative liabilities for the nine months ended September 30, 2012 was $407,079; whereas during the nine months ended September 30, 2011, there was a loss of $986,216.  The increase of $1,393,295 is primarily due a lower share price as of September 30, 2012, as compared to the prior year’s September 30, 2011 share price.

Net Loss

Net Losses for the nine months ended September 30, 2012 and September 30, 2011 were $5,040,183 and $3,883,143, respectively.  The increase of $1,157,040 or 30% is primarily attributed to an increase in gross profit of $1,055,553which was offset by an increase in operating expense of $885,869 and an increase in other expense of $1,328,286.

Liquidity and Capital Resources

As of September 30, 2012 we had current assets of $762,910, including $166,391 in cash, and current liabilities of $11,100,319, resulting in negative working capital of $10,337,409. Since that date, our current assets have decreased and our negative working capital position has increased as a result of continuing losses from operations.   As of the date of this report, and assuming revenue projections for the 4th quarter 2012 and 1st quarter of 2013 are attained, we believe we have working capital on hand and projected cash equivalents sufficient to fund our current level of operations through March 2013.

We believe that we require approximately $500,000 of additional working capital in order to fund our current level of operations over the next 12 months.  This estimate assumes that we can convince the holders of our investment notes, in the aggregate principal amount of $4,347,419, to convert the principal and accrued interest into shares of our equity securities.  If we are unsuccessful in doing so, our working capital requirements will increase commensurately. While our priority is on generating additional working capital from operations through the sale of our services, we are also seeking to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of profitable operations, the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we will be unable to continue our business as desired and operating results will be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2011, included in our 2011 annual report on Form 10-K filed with the SEC on April 16, 2012, states that due to our recurring operating losses from operations, negative cash flows from operations and dependence on additional financing to fund operations, there is substantial doubt about our ability to continue as a going concern.

In addition, all of our assets are currently subject to a first priority lien in favor of the holders of our outstanding investment notes in the current aggregate principal amount of $4,347,419. The notes are due on April 15, 2013, if we are unable to repay or refinance our obligations under those notes by April 15, 2013, the holders of the notes will have the right to foreclose on their security interests and seize our assets.  To avoid such an event, we may be forced to seek bankruptcy protection, however a bankruptcy filing would, in all likelihood, materially adversely affect our ability to continue our current level of operations.  In the event we are not able to refinance or repay the notes, but negotiate for a further extension of the maturity date of the notes, we may be required to pay significant extension fees in cash of shares of our equity securities or otherwise make other forms of concessions that may adversely impact the interests of our common stockholders.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used for operations of $2,065,943 for the nine months ended September 30, 2012 compared to net cash used in operations of $793,460 for the nine months ended September 30, 2011.

The net cash used in operating activities for the nine months ended September 30, 2012 reflects a net loss of $5,040,183, which was increased by bad debt expense $104,484, common stock for services of $270,000, stock-based compensation of $314,990, stock issued for late payment of $160,468, depreciation and amortization of $431,962,  loss on adjustment in contingent consideration $81,161, amortization of deferred financing costs of $239,943, and amortization of note discounts of $2,551,161, and other minor factors, which was partially offset by a change in fair market value of derivative liabilities of ($407,079).  For the nine months ended September 30, 2012 the non-cash charges totaled $3,747,253.  Changes in operating assets and liabilities included decreases in accounts receivable of ($208,898), other current assets of ($200,915), accounts payable of ($442,919), accrued compensation of ($25,312) and deferred revenue – related party of ($157,538), offset by increases in other assets of $1,540, accounts payable – related party of $10,226, deferred revenue and customer deposits of $12,984, accrued interest of $195,225 and other liabilities of $42,594.

The net cash used in operating activities for the nine months ended September 30, 2011 reflects a net loss of $3,883,143, which was increased by stock-based compensation of $1,154,724, depreciation and amortization of $318,560, change in fair market value of derivative liabilities of $986,216, amortization of deferred financing costs of $30,000 and amortization of note discounts of $248,412.  For the nine months ended September 30, 2011 the non-cash charges totaled $2,737,912.  Changes in operating assets and liabilities included increases in other current assets $28,525, accounts payable of $314,920, accrued interest of $83,022, accrued compensation of $41,122, deferred revenues and customer deposits of $112,639,  and other liabilities of $74,580, offset by a decrease in accounts receivable ($269,704) and other assets ($33,333).

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $9,732 and $299,022, respectively.  In 2012 and 2011 we acquired equipment totaling $9,732 and $12,189, respectively.  In 2011, we acquired intangible assets (patents and trademarks) totaling $77,000 and also paid $209,833 in cash for the acquisition of Txtstation, Mobivity and Boomtext.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months September 30, 2012 and 2011 was $2,241,670 and $720,195, respectively.  In 2012, we received proceeds of $3,396,350 from the issuance of 10% Senior Secured Convertible Bridge Notes, offset by payments of $247,880 in deferred financing costs.  In 2012, we paid $249,080 against eight $10% Senior Secured Bridge Notes, payments of $570,220 against the principal balance of the notes issued in the Mobivity and Boomtext acquisitions, and payments of $87,500 against the cash payment obligation resulting from the Txtstation acquisition.   In 2011, we received proceeds of $1,033,003 from the sale of 688,669 shares of common stock and the issuance of warrants to purchase 688,669 shares at $2.00 per share, offset by equity offering costs of $21,800.  We received $10,000 from the issuance of a 10% Senior Secured Convertible Bridge Note.  In 2011, we paid $201,008 against the principal balance of the note issued in the Mobivity acquisition as well as $100,000 against the cash payment obligation from the Txtstation acquisition

Bridge Note Financing

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of September 30, 2012 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2011, and included in our annual report on Form 10-K filed with the SEC on April 16, 2012,  we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

(1)	Inadequate segregation of duties and effective risk assessment;
(2)
Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the SEC; and

(3)
Inadequate closing processes to ensure all material misstatements are corrected in the financial statements, as evidenced by the fact that there were audit adjustments and restatements of our financial statements.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, the Company issued 3,368 shares of its common stock to one holder of the original 10% Senior Secured Convertible Bridge Notes.  These shares were consideration owed to the old Note holder for the additional securities due under the old Note, and additional shares issued under the terms of the Allonge signed January 31, 2012 as consideration for the extension of the maturity date of the Note from February 2, 2012, to May 2, 2012.

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing
3.1	Articles of Merger	Filed as Exhibit 3.01 to Current Report on Form 8-K filed on dated August 10, 2012
10.1	Employment Agreement entered into August 1, 2012 by and between the Registrant and Timothy Schatz	Filed as Exhibit 10.1 to Current Report on Form 8-K filed on dated August 7, 2012
10.2	Form of Amendment to 10% Senior Secured Convertible Bridge Notes due October 15, 2012	Filed as Exhibit 99.1 to Current Report on Form 8-K filed on dated October 19, 2012

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith

101.INS	XBRL Instance Document*	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document*	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document*	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document*	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document*	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document*	Filed electronically herewith

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp

Date: November 14, 2012	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer