Form 10-K
period 2012-12-31
MOBIVITY HOLDINGS CORP.
filed 2013-03-21
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 000-53851

Mobivity Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

58 West Buffalo St, #200
Chandler, AZ 85225
 (Address of Principal Executive Offices and Zip Code)

(866) 622-4261
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]  No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates is computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common stock equity, as of June 30, 2012, representing the last business day of the registrant’s most recently completed second fiscal quarter: $9,187,619.

As of February 11, 2013, the registrant had 23,218,117 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2012

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

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is a provider of technology that enables major brands and enterprises to engage consumers via their mobile phone. Interactive electronic communications with consumers is a complex process involving communication networks and software. We remove this complexity through our suite of services and technologies thereby enabling brands, marketers, and content owners to communicate with their customers and consumers in general. From Presidential elections to major broadcast events, we are pioneers in the deployment of the mobile channel as the ultimate direct connection to the consumer.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over four million consumers have been engaged via their mobile device thanks to our technology.

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

We believe that mobile devices are emerging as an important interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. Brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

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

●
Acquire complementary businesses and technologies.  Our future growth will largely depend upon our ability to acquire and integrate complementary businesses.   We intend to target companies with some or all of the following characteristics:  (1) an established revenue base, (2) strong pipeline and growth prospects, (3) break-even or positive cash flow, (4) opportunities for substantial expense reductions through integration into our platform, (5) strong sales teams, and (6) technology and services that further build out and differentiate our platform.

●
Build our intellectual property portfolio.  We currently have one issued patent and recently acquired a second issued patent that we believe has significant potential application in the mobile marketing industry.  We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change, or that we will succeed in achieving these goals.

Company Background

Mobivity Holdings Corp., a Nevada corporation, formerly Ares Ventures Corporation, was an exploration stage company with no revenues and a limited operating history until November 2010.

Share Exchange

On November 2, 2010, we completed the acquisition of Mobivity, Inc. (formerly CommerceTel, Inc.), in exchange for 10,000,000 shares of our common stock (the “Share Exchange”).  Please refer to Note 1 in the accompanying consolidated financial statements.  Our current operations are conducted entirely by Mobivity, Inc.

In anticipation of the transaction, effective October 5, 2010, we changed our name from Ares Ventures Corporation to CommerceTel Corporation.  In June, 2012, we changed our name to Mobivity Holdings Corp. in conjunction with a company-wide rebranding.

Txtstation Acquisition

In April 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of our common stock and $300,000 in cash.  Of the cash portion, $50,000 was paid at closing, with an additional $25,000 payable on the 60th day following closing.  The balance is payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities in the transaction.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq were held in escrow as security for Adsparq’s obligations under the agreement.

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

Mobivity Acquisition

In April 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of Mobivity, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.  The promissory note earned interest at 6.25% per annum; was payable in six quarterly installments of $105,526.42 (inclusive of interest) starting May 1, 2011; matured on August 1, 2012.  The note was paid in full on May 31, 2012.

BoomText Acquisition

In August 2011, the Company completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”) to acquire substantially all of the assets of its BoomText interactive mobile marketing services business.  The effective date of the transaction was August 1, 2011. In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components:

(i)	519,540 shares of the Company’s common stock issued at closing;
(ii)	$120,514 in cash paid at closing;
(iii)	a secured subordinated promissory note of Mobivity, Inc. in the principal amount of $175,000. This note earned interest at 6.25% per annum and was paid in full on May 31, 2012.
(iv)
an unsecured subordinated promissory note in the principal amount of $194,658 issued by Mobivity, Inc. due and payable on October 1, 2012, of which $100,000 was outstanding as of the date of this report.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to our obligations under the outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011;

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

As of December 31, 2012, the dollar value of the earn-out payable is $2,032,881, which is recorded as a current liability on the accompanying consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 1,364,350.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

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

Mobile advertising is a rapidly growing business providing brands, agencies and marketers the opportunity to connect with consumers beyond traditional and digital media directly on their mobile phones. Today’s mobile phones are utilized for more than just making and receiving calls. Besides voice services, mobile users have access to data services such Short Message Service (SMS), also known as text messaging, picture messaging, content downloads and the Mobile Web. These media channels carry both content and advertising. The mobile phone is an extremely personal device as each mobile phone typically has one unique user.  This makes the mobile phone a precisely targeted communication channel, where users are highly engaged with content.  As a result, the mobile channel is believed to be a highly effective campaign tool and its response levels are high compared to other media. We believe that mobile is valuable as a stand-alone medium for advertising, but it is also well suited for a vital role in fully integrated cross-media campaign plans, including TV, print, radio, outdoor, cinema, online and direct mail. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest network. Mobile advertising extends to banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.

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

Mobile Web

The Mobile Web is quickly emerging as a mainstream information, entertainment and transaction source for people on the move as a viable alternative to the PC.  Browsing the Mobile Web is similar in many respects to traditional PC-based Web browsing and provides users with access to news, sports, weather, entertainment and shopping sites.  However, there are some significant differences between PC based access and phone-based access:

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

The Mobivity Solution

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

Marketing and Sales

We believe that a successful marketing campaign addressed to mobile marketing and content operators, particularly large agencies and brands, is largely dependent on strong personal relationships with executives and a solutions-based sales approach. We intend to employ an executive level sales team capable of fostering direct relationships with brands while business development resources will focus on channel partnerships through IT systems integrators and marketing agencies.  Due to expansion into the small and medium size enterprise (SME) market with the acquisition of Mobivity and Boomtext, we also intend to market our solutions to franchises and small individually owned businesses.  We currently employ an inside sales team to exclusively market our SME product to this market segment.

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

Our Platform

We believe that the ability to conceptualize, create, and execute mobile marketing campaigns or enterprise applications are directly affected by software and tools available to design and deliver mobile messaging solutions efficiently and effectively. We also believe that fragmented tool sets, costly service models, and prolonged time-to-market will impede and impair the design and delivery of mobile messaging solutions.

Our Web-based solution, “C4”, is a unified services creation environment empowering brands and enterprises with the ability to create, manage, and report on campaigns through a set of hosted Web tools.

Research and Development

We have built a strong internal software development team that has many years of experience in the mobile advertising and marketing industries. As of December 31, 2012, we had two engineers and software developers in our development centers located at our offices in Chandler, Arizona.   Our recent research and development activities have been focused on enhancements to our platform.  Current research and development initiatives continue to focus on extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

We believe that having a dedicated, highly-trained advanced projects team enables us to effectively address the rapidly evolving mobile marketing and advertising services market.

Our total research and development expenditures in 2012 and 2011 were $562,549 and $347,884, respectively.  We expect our total research and development expenditures in calendar year 2013 to be approximately $600,000.

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

As a result of industry developments, some of our competitors may in the future create an integrated platform with features similar to ours, for example, Google, Inc.'s acquisition of Admob, Inc. in May 2010, Apple, Inc.'s acquisition of Quattro Wireless, Inc. in January 2010, and the entry of larger companies such as Nokia, AOL, Microsoft and Yahoo! into the mobile media markets.

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

Seasonality

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to traditional marketing and advertising spending being heaviest during the holiday season while brands, advertising agencies, mobile operators and media companies often close out annual budgets towards the end of the calendar year.  Seasonal trends have historically contributed to, and we anticipate will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

As of December 31, 2012 we owned two patents. Additionally, we have two pending U.S. patent applications. U.S. Patent number 7991388 B1 was issued on August 2, 2011.  This patent covers the Geo-Bio-Metric Pin, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: Geolocation, Facial Image, Accelerometer, and text messaging. The end goal of the Geo-Bio-Metric Pin service is to authenticate a user while verifying the following: 1) the user is currently using his/her phone; 2) the user is at the geolocation that their phone is at; 3) the user is not at another location and using their phone through a proxy; and 4) an impostor is not using the phone.

In March 2011, we acquired US Patent number 6788769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a lookup database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

U.S. Provisional Patent Application number 20070249369 was filed on April 25, 2007. This patent application is described as a system, method and apparatus for delivering Web content to a mobile telephone or related device by using a dialing code that is provided. In an exemplary embodiment, a user dials a telephone number, or other dialing code, and subsequently receives content sent to the user's mobile handset. In another embodiment, Web content sent to the user's phone via a Wireless Application Protocol (WAP) process.

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

Employees

As of March 1, 2013, we had twenty six full-time employees, two part-time employee and two contract employees. Sales, marketing, and business development functions are provided by thirteen full time employees and one part time employee. Engineering and research and development functions are provided by one full time employee, and one contract employee. Client Services functions are provided by eleven full time employees and one contract employee.  General administration, finance, and executive management consist of five full time employees and one part time employee.

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

●
Behavioral Advertising.    Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual's web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.  There have also been a large number of class action suits filed against companies engaged in behavioral advertising.

●
Behavioral Advertising-Privacy Regulation.    Our business is affected by U.S. federal and U.S. state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC's discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.

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

●
TCPA.    The United States Telephone Consumer Protection Act, or TCPA, prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (ATDS) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls.  We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.

●
CAN-SPAM.    The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given "express prior authorization." Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.

●
Communications Privacy Acts.    Foreign, U.S. federal and U.S. state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage.  EU member state laws also require consent for our receiving this information, and if our carrier customers fail to obtain such consent we could be subjected to civil or even criminal penalties.

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

Risks Related to our Business

We will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.

As of December 31, 2012, we had current assets of $445,043, including $363 in cash, and current liabilities of $9,740,026, resulting in negative working capital of $9,294,983.

Our current assets have decreased and our negative working capital position has increased as a result of continuing losses from operations. As of the date of this report, and assuming revenue projections for the 4th quarter 2012 and 1st quarter of 2013 are attained, we believe we have working capital on hand and projected cash equivalents sufficient to fund our current level of operations through June 2013.

We believe that we require approximately $500,000 of additional working capital in order to fund our current level of operations over the next 12 months. This estimate assumes that we can convince the holders of our investment notes, in the aggregate principal amount of $4,342,418, to convert the principal and accrued interest into shares of our equity securities. If we are unsuccessful in doing so, our working capital requirements will increase commensurately. While our priority is on generating additional working capital from operations through the sale of our services, we are also seeking to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of profitable operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we will be unable to continue our business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012, included herein, states that due to our recurring operating losses from operations, negative cash flows from operations and dependence on additional financing to fund operations, there is substantial doubt about our ability to continue as a going concern.

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

The outstanding principal on our bridge notes totals $4,342,418 at December 31, 2012, and the entire principal and accrued interest at 10% annually are due April 15, 2013.  As of the date of this report, we do not have the ability repay the bridge notes, there is no certainty that we will have the liquidity necessary to settle the bridge notes including accrued interest at the maturity date, nor is it certain that the bridge lenders will agree to an extension of the maturity date or an accommodation favorable to us.  Our obligations under the bridge notes are secured by all of our assets.  If we are unable to repay or refinance our obligations under those notes by April 15, 2013, the holders of the notes will have the right to foreclose on their security interests and seize our assets. To avoid such an event, we may be forced to seek bankruptcy protection, however a bankruptcy filing would, in all likelihood, materially adversely affect our ability to continue our current level of operations. In the event we are not able to refinance or repay the notes, but negotiate for a further extension of the maturity date of the notes, we may be required to pay significant extension fees in cash of shares of our equity securities or otherwise make other forms of concessions that may adversely impact the interests of our common stockholders.

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

We believe that the future success of our business depends on the services of a number of key management and operating personnel, including Dennis Becker, our Chief Executive Officer, Timothy Schatz, our Chief Financial Officer, Jonathan Twomley, our Director of Engineering, and Michael Falato, Senior Vice President of Business Development.  We currently have employment agreements in place with Mr. Becker and Mr. Schatz.  We do not maintain any key-person life insurance policies. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. The loss of members of our key management and certain other members of our operating personnel could materially adversely affect our business, operating results and financial condition.

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

Some of these factors are beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

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

Based on the 23,218,117 shares of common stock that are outstanding as of December 31, 2012, our officers and directors will beneficially own approximately 33.1% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

We currently lease 6,730 square feet of office space located at 58 W. Buffalo St., Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $11,557 in 2013, $11,958 in 2014 and $12,357 in 2015. The 63 month lease term expires December 31, 2015. We believe the property is sufficient for our needs at this time.

We also lease approximately 400 square feet of satellite office space located at 10251 Vista Sorrento Pkwy, San Diego, California, at a monthly expense of $1,800, on a month to month basis.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business, except as set forth below.

In September 2012, we initiated litigation against a former client (the “Defendant”) for failure to pay our invoices for services rendered under our Master License and Services Agreement. The complaint was filed in Superior Court of California, San Diego County. The litigation seeks to recover $67,795 in services and interest penalties. As of March 1, 2013 the Company is in negotiation with the Defendant's counsel to settle the debt.

Item 4.	Removed and Reserved

Part II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

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

Year Ended December 31, 2012	High	Low
Fourth Quarter	$0.43	$0.22
Third Quarter	$0.62	$0.26
Second Quarter	$1.04	$0.59
First Quarter	$1.50	$1.00

Year Ended December 31, 2011	High	Low
Fourth Quarter	$1.60	$0.37
Third Quarter	$2.00	$1.10
Second Quarter	$3.35	$1.25
First Quarter	$4.25	$1.45

Holders of Record

As of March 1, 2013, there were approximately 53 holders of record of our common stock, not including shares held in street name.

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

Stock Repurchases

We did not repurchase any of our common stock in 2012 or 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2012 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect December 31, 2012.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	2,860,000	$0.63	264,000
Total	2,860,000	$0.63	264,000

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

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a truly unique and individual address to the end user. We believe the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest audience. The future of mobile includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life. Over 4 million consumers have been engaged via their mobile device thanks to our technology.

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

We believe mobile devices are emerging as an important interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. Brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Recent Events

Txtstation Acquisition

In April 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 2,125,000 shares of our common stock and $300,000 in cash.  Of the cash portion, $50,000 was paid at closing, with an additional $25,000 payable on the 60th day following closing.  The balance was payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.  We assumed none of Adsparq’s liabilities in the transaction.  For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq were held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, we also issued 300,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.  For one year following the closing of the transaction,  the shareholder agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).  As a result of the transaction, our headcount increased by seven full time employees and one part time employee on April 1, 2011.

Mobivity Acquisition

In April 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition was 1,000,000 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of Mobivity, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.  The promissory note earned interest at 6.25% per annum; was payable in six quarterly installments of $105,526.42 (inclusive of interest) starting May 1, 2011; matured on August 1, 2012; was secured by the acquired assets of the Mobivity business; and was subordinated to our obligations under our outstanding 10% Senior Secured Convertible Bridge Notes Due November 3, 2011.

BoomText Acquisition

In August 2011, the Company completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”) to acquire substantially all of the assets of its BoomText interactive mobile marketing services business.  The effective date of the transaction was August 1, 2011. In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components:

(i)	519,540 shares of the Company’s common stock issued at closing;
(ii)	$120,514 in cash paid at closing;
(iii)	a secured subordinated promissory note of Mobivity, Inc. in the principal amount of $175,000. This note earned interest at 6.25% per annum and was paid in full on May 31, 2012;
(iv)
an unsecured subordinated promissory note in the principal amount of $194,658 issued by Mobivity, Inc. due and payable on October 1, 2012, of which $100,000 was payable as of the date of this report.  This note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and was subordinated to our obligations under the outstanding 10% Senior Secured Convertible Bridge Notes due November 3, 2011;

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

As of December 31, 2012, the dollar value of the earn-out payable is $2,032,881, which is recorded as a current liability on the accompanying consolidated balance sheet.  The estimated number of common shares to be issued to settle the earn-out payable is 1,364,350.  The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

Bridge Note Financing

In 2012, we issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate of $3,533,999. (See discussion of Bridge Note Financing in Liquidity and Capital Resources, and Note 6 in Notes to Consolidated Financial Statements).

As of December 31, 2012, the outstanding principal amount of convertible notes payable totaled $4,342,418, and is due April 15, 2013. The original due date on these convertible notes payable was October 15, 2012, and was extended via amendment to the convertible note agreements.

In consideration of the note holders’ agreement to extend the maturity date, the amendment provides that the note holders have the option to convert the principal and interest under the convertible note payable into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the convertible notes payable entitled the note holders to convert the principal and interest under the convertible notes payable into the securities offered by the Company in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues for the year ended December 31, 2012 were $4,079,745, an increase of $1,555,480, or 62%, compared to the year ended December 31, 2011.  The increase is primarily attributable to the acquisitions of Mobivity and Txtstation in April 2011 and the acquisition of Boomtext in August 2011, each of which had partial year revenue recorded in 2011.  Additionally we experienced 12% organic growth of Boomtext revenues over the annualized 2011 revenue, and a 49% increase in revenues from CommerceTel operations.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 was $1,300,325, an increase of $313,471, or 32% compared to the same period in 2011.  This increase is primarily attributable to the acquisitions of Mobivity, Txtstation and Boomtext; and the increased costs for SMS transmission, short code fees, marketing materials, sales commissions, co-location costs, and merchant fees resulting from the three acquisitions which had partial year expense in the prior year.  Consolidation of vendors and volume pricing reductions contributed to a lower cost of revenues as a percentage of total revenue, decreasing from 39% in 2011 to 32% in 2012.

Gross Profit

Gross profit for the year ended December 31, 2012 was $2,779,420, an increase of $1,242,009, or 81%, compared to the year ended December 31, 2011. Gross profit as a percentage of revenue for the year ended December 31, 2012 increased to 68% compared to 61% for the year ended December 31, 2011. The increase is primarily attributable to the acquisitions of Mobivity, Txtstation, and Boomtext in 2011, and reduced costs related to message transmission through the consolidation of acquired vendors, negotiated volume discounts, and greater leverage of fixed costs.

General and Administrative

General and administrative expenses for the years ended December 31, 2012 and 2011 were $2,984,531 and $3,625,799, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.  The decrease of $641,268 is primarily attributable to the following changes: decrease in stock-based compensation of $529,865 because fewer awards were granted in 2012; decrease in consulting related expenses of $238,543 due to reduced dependence on consultants for CFO, accounting services, and M&A activity in 2012; a decrease in legal expenses of $76,861 due to fewer acquisitions and other transactions requiring legal review in 2012; an increase in bad debt expense of $93,544 as the accounts receivable base grew in 2012; an increase in investor relations expense of $62,127 because we engaged additional resources in 2012; an increase in rent of $43,581 because we had only four months of expense for the Boomtext facility in 2011, and added additional space in 2012.

Sales and Marketing Expense

Sales and marketing expenses for the years ended December 31, 2012 and 2011 were $1,562,520 and $583,284, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $979,236 is primarily attributable to the following changes: an increase in payroll related expense of $737,725 because of the headcount added during our acquisitions in 2011; an increase in stock-based compensation of $36,145 because of the awards granted to the headcount added during our acquisitions in 2011; an increase in advertising expense of $57,215 because of increased budget for advertising and marketing activities; and increase in trade show expense of $16,632 because we attended more tradeshows in 2012.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the years ended December 31, 2012 and 2011 were $562,459 and $347,884, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of $214,575 is primarily attributable to the following changes: increase in engineering consulting expense of $167,754 because we used more consultants in 2012, primarily due to consultant resources acquired with our 2011 acquisitions; an increase in payroll related expenses of $48,050 because of the headcount added during our acquisitions in 2011; an increase in software expense of $15,731 because of increased use of outsourced software resources; and a decrease in stock-based compensation of $27,657 because options for a majority of these employees became fully vested during the year ended December 31, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 and 2011 were $549,151 and $751,072, respectively. Such expenses consist of depreciation on our equipment and amortization of our intangible assets. The decrease of $201,921 is primarily attributable to lower amortizable base of our intangible assets in 2012 after the impairment write-offs that we recorded in 2011 that are discussed below.

Goodwill Impairment and Intangible Asset Impairment

During the years ended December 31, 2012 and 2011, we recorded goodwill impairment charges of $742,446 and $10,435,170, respectively, related to our three acquisitions in 2011. During the years ended December 31, 2012 and 2011, we also recorded intangible asset impairment charges of $145,396 and $1,325,134, respectively, related to the same three acquisitions. The impairment charges were based on our valuation of these assets at December 31, 2012 and 2011.

Loss from Operations

Our loss from operations for the year ended December 31, 2012 was $3,767,083, a decrease of $11,763,849, or 76%, compared to the year ended December 31, 2011. The loss from operations for the years ended December 31, 2012 and 2011 include the non-cash impairment charges discussed above.  Without the effect of the impairment discussed above the loss from operations would have been $2,879,241 and $3,770,628 respectively.

Interest Expense

Interest expense for the years ended December 31, 2012 and 2011 was $4,559,564 and $544,215, respectively. Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

As discussed in Note 6 in Notes to Consolidated Financial Statements, we extended our bridge notes several times during the year ended December 31, 2012. At each extension date, we fully amortized the applicable outstanding discounts, and recorded additional discounts as required by the applicable accounting literature. In addition, we issued new bridge notes for cash, resulting in the recording of additional discounts and deferred financing charges. As a result, we recorded interest expense related to amortization of the note discounts on the bridge notes of $3,927,425 during the year ended December 31, 2012 versus amortization of note discounts on the bridge notes of $358,254 during the year ended December 31, 2011. During the years ended December 31, 2012 and 2011, we also recorded interest expense related to amortization of note discounts on other notes of $7,683 and $12,556, respectively.

Amortization of deferred financing costs for the years ended December 31, 2012 and 2011 was $263,255 and $39,958. We capitalized costs associated with the note extensions and our new financing, and amortized these costs over the term of the related notes, resulting in higher amortization during the year ended December 31, 2012.

Stated interest for the years ended December 31, 2012 and 2011 was $361,201 and $133,447, respectively. The principal balance of our outstanding notes payable was higher in 2012 than in 2011, resulting in higher stated interest expense for the year ended December 31, 2012.

Change in Fair Market Value of Derivative Liabilities

The change in fair market value for derivative liabilities for the year ended December 31, 2012 was a gain of $359,530 compared to the year ended December 31, 2011 which was a loss of $1,234,145. The value of the derivative liabilities at any given date is based on the value of our common stock. In periods when our stock price rises, we expect to record a loss in the change in fair market value of the derivative liabilities. The increase in the value of our recorded derivative liabilities of $1,593,675 is primarily attributable to the value of our common stock being lower at December 31, 2012 than it was at previous reporting dates.

Gain on Adjustment in Contingent Consideration
The gain on adjustment in contingent consideration for the years ended December 31, 2012 and 2011 was $625,357 and $999,347, respectively. These gains represent a reduction in the estimated earn-out payable on the BoomText acquisition at each year end.

Net Loss

The net losses for the years ended December 31, 2012 and December 31, 2011 were $7,338,927 and $16,312,989, respectively. Factors affecting the change in net losses are discussed above, the most significant of which is the impairment charges recorded for goodwill and intangible assets.

Liquidity and Capital Resources

As of December 31, 2012, we had current assets of $445,043, including $363 in cash, and current liabilities of $9,740,026, resulting in negative working capital of $9,294,983.

Our current assets have decreased and our negative working capital position has increased as a result of continuing losses from operations. As of the date of this report, and assuming revenue projections for the 4th quarter 2012 and 1st quarter of 2013 are attained, we believe we have working capital on hand and projected cash equivalents sufficient to fund our current level of operations through June 2013.

We believe that we require approximately $500,000 of additional working capital in order to fund our current level of operations over the next 12 months. This estimate assumes that we can convince the holders of our investment notes, in the aggregate principal amount of $4,342,418, to convert the principal and accrued interest into shares of our equity securities. If we are unsuccessful in doing so, our working capital requirements will increase commensurately. While our priority is on generating additional working capital from operations through the sale of our services, we are also seeking to raise additional working capital through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of profitable operations, the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we will be unable to continue our business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012, included herein, states that due to our recurring operating losses from operations, negative cash flows from operations and dependence on additional financing to fund operations, there is substantial doubt about our ability to continue as a going concern.

In addition, all of our assets are currently subject to a first priority lien in favor of the holders of our outstanding convertible notes payable in the current aggregate principal amount of $4,342,418. The notes are due on April 15, 2013, if we are unable to repay or refinance our obligations under those notes by April 15, 2013, the holders of the notes will have the right to foreclose on their security interests and seize our assets. To avoid such an event, we may be forced to seek bankruptcy protection, however a bankruptcy filing would, in all likelihood, materially adversely affect our ability to continue our current level of operations. In the event we are not able to refinance or repay the notes, but negotiate for a further extension of the maturity date of the notes, we may be required to pay significant extension fees in cash or shares of our equity securities or otherwise make other forms of concessions that may adversely impact the interests of our common stockholders.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used by operations of $2,218,183 for the year ended December 31, 2012 compared to net cash used by operations of $890,685 for the year ended December 31, 2011.

The net cash used in operating activities for the year ended December 31, 2012 reflects a net loss of $7,338,927 offset by bad debt expense of $115,059, common stock issued for services of $270,000, stock-based compensation of $391,410, stock issued for late payment of $160,468, depreciation and amortization expense of $549,151, gain on adjustment in contingent consideration of $625,357, change (gain) in fair market value of derivative liabilities of $359,530, amortization of deferred financing costs of $263,255, amortization of note discounts of $3,935,108, goodwill impairment of $742,446 and intangible asset impairment $145,396. For the year ended December 31, 2012, the net benefit of the non-cash items totaled $5,587,570.

Changes in operating assets and liabilities for the year ended December 31, 2012 included a decrease in accounts receivable of $285,884, a decrease in accounts payable of $327,828, an increase in accrued interest of $335,035, an increase in accrued and deferred personnel compensation of $61,843, a decrease in deferred revenue – related party of $164,738, an increase in deferred revenue and customer deposits of $55,206 a decrease in other liabilities of $120,929, and other minor factors.

The net cash used in operating activities for the year ended December 31, 2011 reflects a net loss of $16,312,989 offset by bad debt expense of $21,514, common stock for services of $25,000, stock-based compensation of $1,380,256, depreciation and amortization of $751,072, gain on adjustment of contingent consideration of $999,347, change (loss) in fair market value of derivative liabilities of $1,234,145, amortization of deferred financing costs of $39,958, amortization of note discounts of $370,810, goodwill impairment of $10,435,170 and intangible asset impairment of $1,325,134. For the year ended December 31, 2011, the net benefit of the non-cash items totaled $14,583,712.

Changes in operating assets and liabilities for the year ended December 31, 2011 included a decrease in accounts receivable of $216,145, an increase in accounts payable of $576,305, an increase in accrued interest of $112,796, an increase in accrued and deferred personnel compensation of $118,050, an increase in deferred revenue – related party of $72,887, an increase in other liabilities of $151,168, and other minor factors.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $11,112 and $299,022, respectively.

During the year ended December 31, 2012, we purchased equipment totaling $11,112.

During the year ended December 31, 2011, we purchased equipment totaling $12,189, we acquired intangible assets (patents and trademarks) totaling $77,000, and we paid $209,833 in cash for the three acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $2,229,262 and $816,664, respectively.

During the year ended December 31, 2012, we received proceeds of $3,396,350 from the issuance of 10% Senior Secured Convertible Bridge Notes, offset by payments of $247,880 in deferred financing costs, for net proceeds of $3,148,470.

During the year ended December 31, 2012, we paid $254,081 against nine 10% Senior Secured Bridge Notes, we paid $577,627 against the principal balance of the notes issued in the Mobivity and Boomtext acquisitions, and we paid $87,500 against the cash payment obligation resulting from the Txtstation acquisition.

During the year ended December 31, 2011, we received proceeds of $1,033,003 from the sale of 688,669 shares of common stock and the issuance of warrants to purchase 688,669 shares at $2.00 per share, offset by payments of $21,800 in equity offering costs, and we received $272,500 from the issuance of our 10% Senior Secured Convertible Bridge Notes.

During the year ended December 31, 2011, we paid $304,539 against the principal balance of the note issued in the Mobivity acquisition as well as $162,500 against the cash payment obligation from the Txtstation acquisition

Non Cash Financing Activities

During the year ended December 31, 2012, non-cash investing and financing activities totaling $8,982,282 consisted of $5,352,404 of discounts recorded on our notes payable, $69,332 in adjustments to our derivative liabilities due to debt repayment, $3,421,579 in adjustments to our derivative liabilities due to debt conversion, $1,318 in adjustments to our derivative liabilities due to warrant expiration, and $137,649 for conversion of accrued interest into our convertible notes payable.

During the year ended December 31, 2011, non-cash investing and financing activities totaling $11,891,497 consisting of $50,000 in shares of common stock issued to acquire a patent, $149,196 of discounts recorded on our notes payable, $143,961 in adjustments to our derivative liabilities due to debt conversion, $230,271 for conversion of notes payable and interest into shares of common stock, and $11,318,069 for the value of shares of common stock issued in our acquisitions.

Bridge Note Financing

We have completed the following bridge note financing transactions during the periods indicated:

●
From November 2010 through March 2011, we issued to a number of accredited investors a series of our 10% Senior Secured Convertible Bridge Note (the “Bridge Notes”) in the aggregate principal amount of $1,010,000. The Bridge Notes accrue interest at the rate of 10% per annum.

●
In November 2011, we entered into agreements with all holders of the then outstanding Bridge Notes. Under the terms of the agreements, holders of Bridge Notes totaling $800,000 agreed to extend the maturity due date of the Bridge Notes to February 2, 2012. For these note holders, no change occurred in their rights. Holders of the balance of the Bridge Notes totaling $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest of $20,271 into units (each, a “Unit”), each of which consists of one share of our common stock at $1.50 a share and a four-year warrant to purchase one share of common stock at $2.00 per share.

●
Also in November 2011, we issued additional Bridge Notes in the aggregate principal amount of $262,500. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

●
In January, 2012, we issued additional Bridge Notes in the principal amount of $520,000. All note holders with maturity dates of February 2, 2012 extended the maturity through May 2, 2012. As consideration to the note holders for the extension of the maturity date, we provided allonges which consisted of the accrued interest on each convertible note payable as of January 31, 2012. The allonges are convertible into shares of common stock at the latest financing price.

●
In March and April 2012, we issued additional Bridge Notes in the aggregate principal amount of $220,100 due May 2, 2012. In March 2012, one note holder was repaid a partial principal balance of $65,000.

●
In May and June 2012, we issued to a number of accredited investors our 10% Senior Secured Convertible Promissory Notes in the principal amount of $4,347,419 (the “new Bridge Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,168 principal amount plus accrued but unpaid interest outstanding under previously issued Bridge Noes that were cancelled and converted into the new Bridge Notes. The new Bridge Notes accrue interest at the rate of 10% per annum. The entire principal amount under the new Bridge Notes plus all accrued and unpaid interest is due on the earlier of (i) the date we complete a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amounts evidenced by the new Bridge Notes, and (ii) October 15, 2012.

●	We used $206,322 from the proceeds of the sale of the new Bridge Notes to pay off existing balances under the Bridge Notes that were not cancelled and converted into the new Bridge Notes.

●
In October 2012 and continuing thereafter, the Company entered into amendments with the holders the new Bridge Notes. Under the terms of the amendments, the holders of new Bridge Notes in the aggregate principal amount of $4,342,419 agreed to extend the maturity date of the new Bridge Notes to April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Note entitled the holder to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing. The conversion price of $0.50 in (b) above triggered the price protection guarantee contained in the warrants issued in the Company’s 2011 private placement, and the exercise price on the warrants changed from$2.00per share to $0.50 per share.

●	Our obligations under the new Bridge Notes are secured by all of our assets, including all shares of our wholly owned subsidiary.

2011 Private Placement

We raised gross proceeds of $1,033,003 during a private placement from March 2011 to November 2011. The private placement structure consists of a series of identical subscription agreements offering subscribers an opportunity to invest in units comprised of shares of our common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the shares and the warrants are price protected by us. The price protection obligates us to issue to the investors an additional number of shares in the event that common shares are issued at a price below $1.50 before August 31, 2012. In October 2012, the exercise price of the warrants was reduced from $2.00 to $0.50 as a result of the price protection guarantee contained in the warrant agreement.

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

As of December 31, 2012 and 2011, deferred revenues from related parties totaled $35,262 and $200,000 respectively. As of December 31, 2012 and 2011, deferred revenues from third parties totaled $164,631 and $109,063, respectively.

During the year ended December 31, 2012, one customer accounted for 14.4% of our revenues.  No single customer accounted for more than 10% of our revenues during the year ended December 31, 2011.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).  We estimate the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our Company’s common stock.  We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Item 8.                                Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mobivity Holdings Corp.
Chandler, AZ 85225

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 21, 2013

Mobivity Holdings Corp.
Consolidated Balance Sheets

	Years ended December 31,
ASSETS	2012	2011
Current assets
Cash	$363	$396
Accounts receivable, net of allowance for doubtful
accounts of $44,700 and $18,050, respectively	414,671	243,846
Other current assets	30,009	15,924
Total current assets	445,043	260,166

Equipment, net	14,111	25,316
Goodwill	2,259,624	3,002,070
Intangible assets, net	444,112	1,116,506
Other assets	187,117	197,046
TOTAL ASSETS	$3,350,007	$4,601,104

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$514,949	$842,777
Accrued interest	321,368	130,426
Accrued and deferred personnel compensation	299,534	237,691
Deferred revenue - related party	35,262	200,000
Deferred revenue and customer deposits	181,731	126,525
Convertible notes payable, net of discount	2,857,669	1,002,730
Notes payable, net of discount	171,984	736,270
Cash payment obligation, net of discount	-	86,714
Derivative liabilities	3,074,504	1,573,859
Other current liabilities	250,144	245,227
Earn-out payable	2,032,881	-
Total current liabilities	9,740,026	5,182,219

Non-current liabilities
Long term accounts payable	-	125,846
Earn-out payable	-	2,658,238
Total non-current liabilities	-	2,784,084
Total liabilities	9,740,026	7,966,303

Commitments and Contingencies (See Note 10)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 23,218,117 and 22,754,308 shares issued and outstanding as of December 31, 2012 and 2011 , respectively	23,218	22,754
Additional paid-in capital	25,412,932	21,099,289
Accumulated deficit	(31,826,169)	(24,487,242)
Total stockholders' equity (deficit)	(6,390,019)	(3,365,199)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,350,007	$4,601,104

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Operations
	Years ended December 31,
	2012	2011
Revenues
Revenues	$4,079,745	$2,524,265
Cost of revenues	1,300,325	986,854
Gross margin	2,779,420	1,537,411

Operating expenses
General and administrative	2,984,531	3,625,799
Sales and marketing	1,562,520	583,284
Engineering, research, and development	562,459	347,884
Depreciation and amortization	549,151	751,072
Goodwill impairment	742,446	10,435,170
Intangible asset impairment	145,396	1,325,134
Total operating expenses	6,546,503	17,068,343

Loss from operations	(3,767,083)	(15,530,932)

Other income/(expense)
Interest income	2,833	176
Interest expense, net	(4,559,564)	(544,215)
Change in fair value of derivative liabilities	359,530	(1,234,145)
Gain on adjustment in contingent consideration	625,357	999,347
Total other income/(expense)	(3,571,844)	(778,837)

Loss before income taxes	(7,338,927)	(16,309,769)

Income tax expense	-	(3,220)

Net loss	$(7,338,927)	$(16,312,989)

Net loss per share - basic and diluted	$(0.32)	$(0.78)

Weighted average number of shares during the period - basic and diluted	23,069,669	20,910,334

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
	Years ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(7,338,927)	$(16,312,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	115,059	21,514
Common stock issued for services	270,000	25,000
Stock-based compensation	391,410	1,380,256
Stock issued for late payment	160,468	-
Depreciation and amortization expense	549,151	751,072
Gain on adjustment in contingent consideration	(625,357)	(999,347)
Change in fair market value of derivative liabilities	(359,530)	1,234,145
Amortization of deferred financing costs	263,255	39,958
Amortization of note discounts	3,935,108	370,810
Goodwill impairment	742,446	10,435,170
Intangible asset impairment	145,396	1,325,134
Loss on sale of assets	164	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(285,884)	(216,145)
Other current assets	(29,460)	25,331
Other assets	9,929	(1,800)
Accounts payable	(327,828)	576,305
Accrued interest	335,035	112,796
Accrued and deferred personnel compensation	61,843	118,050
Deferred revenue - related party	(164,738)	-
Deferred revenue and customer deposits	55,206	72,887
Other liabilities	(120,929)	151,168
Net cash used in operating activities	(2,218,183)	(890,685)
INVESTING ACTIVITIES
Purchases of equipment	(11,112)	(12,189)
Acquisition of intangible assets	-	(77,000)
Cash paid for acquisitions	-	(209,833)
Net cash used in investing activities	(11,112)	(299,022)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	3,148,470	272,500
Payments on notes payable	(831,708)	(304,539)
Payments on cash payment obligation	(87,500)	(162,500)
Proceeds from issuance of common stock and warrants,
net of equity offering costs	-	1,011,203
Net cash provided by financing activities	2,229,262	816,664
Net change in cash	(33)	(373,043)
Cash at beginning of period	396	373,439
Cash at end of period	$363	$396
Supplemental disclosures:
Cash paid during period for :
Interest	$33,385	$20,650
Income taxes	$-	$3,220
Non-cash investing and financing activities:
Common stock issued for patents and trademarks	$-	$50,000
Debt discount	$5,352,404	$149,196
Adjustment to derivative liability due to debt repayment	$69,332	$-
Adjustment to derivative liability due to debt conversion	$3,421,579	$143,961
Adjustment to derivative liability due to warrant cancellation	$1,318	$-
Conversion of notes payable and interest into common stock	$-	$230,271
Conversion of accrued interest into convertible notes payable	$137,649	$-
Share value issued in acquisitions	$-	$11,318,069
See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Capital	Deficit	(Deficit)

Balance, December 31, 2010	17,700,000	$17,700	$6,945,584	$(8,174,253)	$(1,210,969)
Issuance of common stock and warrants for cash	688,669	689	1,032,314	-	1,033,003
Issuance of common stock for acquisitions	3,944,540	3,945	11,314,124	-	11,318,069
Issuance of common stock for patent rights	14,286	14	49,986	-	50,000
Issuance of common stock for services	253,298	253	428,747	-	429,000
Notes payable converted into common stock	153,515	153	230,118	-	230,271
Adjustment to derivative liability due to debt conversion	-	-	143,961	-	143,961
Stock-based compensation	-	-	976,255	-	976,255
Equity offering costs	-	-	(21,800)	-	(21,800)
Net loss	-	-	-	(16,312,989)	(16,312,989)
Balance, December 31, 2011	22,754,308	22,754	21,099,289	(24,487,242)	(3,365,199)
Issuance of common stock for services	225,000	225	269,775	-	270,000
Issuance of common stock for late payment penalty	235,441	235	160,233	-	160,468
Adjustment to derivative liability due to note repayment	3,368	4	1,370	-	1,374
Adjustment of derivative liability due to note repayment	-	-	67,958	-	67,958
Adjustment to derivative liability due to note conversion	-	-	3,421,579	-	3,421,579
Adjustment to derivative liability due to warrant cancellation	-	-	1,318	-	1,318
Stock based compensation	-	-	391,410	-	391,410
Net loss	-	-		(7,338,927)	(7,338,927)
Balance, December 31, 2012	23,218,117	$23,218	$25,412,932	$(31,826,169)	$(6,390,019)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Notes to Consolidated Financial Statements

1.  Reverse Merger Transaction and Accounting

Reverse Merger Transaction

Mobivity Holdings Corp. (the “Company”) was incorporated as Ares Ventures Corporation in Nevada in 2008. In November 2010, the Company acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation, in a reverse merger, or the “Merger”. Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company. In connection with the Merger, the Company changed its corporate name to CommerceTel Corporation in October 2010. The accompanying condensed consolidated financial statements, common share and weighted average common share basic and diluted information has been retroactively adjusted to reflect the exchange ratio in the Merger.

In connection with the Company’s acquisition of assets from Mobivity, LLC (See Note 3 Acquisitions below), the Company changed its corporate name to Mobivity Holdings Corp. and its operating company from CommerceTel, Inc. to Mobivity, Inc., in August 2012.

Reverse Merger Accounting

Immediately following the consummation of the Merger: (i) the former security holders of Mobivity, Inc. common stock had an approximate 56% voting interest in the Company and the Company stockholders retained an approximate 44% voting interest; (ii) the former executive management team of Mobivity, Inc. remained as the only continuing executive management team for the Company; and (iii) the Company’s ongoing operations consist solely of the ongoing operations of Mobivity, Inc.

Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States of America, or “GAAP”. As a result, these condensed financial statements reflect: (i) the historical results of Mobivity, Inc. prior to the Merger; (ii) the combined results of the Company following the Merger; and (iii) the acquired assets and liabilities at their historical cost. In connection with the Merger, the Company received net assets of $16,496.

In December 2010, the Board of Directors of the Company resolved to change the Company’s fiscal year end from September 30 to December 31, effective immediately, to coincide with the fiscal year end of its wholly owned subsidiary Mobivity, Inc.

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

Principles of Accounting and Consolidation

These consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $31.8 million as of December 31, 2012. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements. Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through June 30, 2013. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand will not satisfy, our operational and capital requirements for the next six months. Further, the operation of our business and our efforts to grow our business further both through acquisitions and organically will require significant cash outlays and commitments. The timing and amount of our cash needs may vary significantly depending on numerous factors. Our existing working capital is not sufficient to meet our cash requirements and we will need to seek additional capital, potentially through debt, or equity financings, to fund our growth.

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

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company’s cash balances at December 31, 2012 and 2011 were $363 and $369, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$(742,446)
Intangibles, net (non-recurring)	$-	$-	$444,112	$(145,396)
Derivatives (recurring)	$-	$-	$3,074,504	$359,530

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,002,070	$(10,435,170)
Intangibles, net (non-recurring)	$-	$-	$1,116,506	$(1,325,134)
Derivatives (recurring)	$-	$-	$1,573,859	$(1,234,145)

The Company recorded goodwill and intangible assets as a result of the business combinations that were completed during 2011 and that are discussed throughout this Form 10-K. These assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

The Company recorded derivative liabilities as a result of: (i) the variable maturity conversion feature in its convertible notes payable; (ii) the additional security issuance feature in its convertible notes payable notes, common stock and warrants; and (iii) warrants issued to non-employees that are treated as derivative liabilities. These liabilities were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of notes payable also approximates fair value because their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

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

From time to time, the Company may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred. As of December 31, 2012 and 2011, the Company recorded an allowance for doubtful accounts of $44,700 and $18,050, respectively. As of December 31, 2012, the Company had one customer whose balance represented 43% of total accounts receivable. As of December 31, 2011, no single customer had a balance greater than 10%.

Equipment

Equipment, which is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the years ended December 31, 2012 and 2011 was $22,153 and $19,712, respectively. Accumulated depreciation for the Company’s equipment at December 31, 2012 and 2011 totaled $156,174 and $134,810, respectively.

Net property and equipment were as follows:

	December 31, 2012	December 31, 2011
Equipment	$155,716	$146,872
Furniture and Fixtures	14,569	13,254
Subtotal	170,285	160,126

Less accumulated depreciation	(156,174)	(134,810)
Total	$14,111	$25,316

Goodwill and Other Intangible Assets

During the year ended December 31, 2011, the Company completed the three acquisitions discussed in Note 3 which resulted in the recording of goodwill and other intangible assets.

Also during the year ended December 31, 2011, the Company capitalized $85,000 related to its acquisition of U.S. Patent Number 6,788,769 from eMediacy, Inc. for cash and 14,286 shares of common stock, and costs incurred to prosecute other patent applications. The Company is amortizing the costs on a straight-line basis over an estimated useful life of twenty years.

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

The Company’s evaluation of goodwill completed during the years ended December 31, 2012 and 2011 resulted in impairment charges of $742,446 and $10,435,170, respectively, related to its three acquisitions during 2011.

As of December 31, 2012 and 2011, amortizable intangible assets consist of patents, trademarks, customer contracts, customer relationships, trade name, acquired technology, and non-compete agreements. These intangibles are being amortized on a straight line basis over their estimated useful lives of one to twenty years. During the years ended December 31, 2012 and 2011, the Company recorded amortization expense for the intangible assets of $526,997 and $724,375, respectively.

During the years ended December 31, 2012 and 2011, the Company recognized impairment charges of $145,396 and $1,325,134, respectively, related to the intangible assets acquired in its three acquisitions during 2011.

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

See Note 5 for detailed information on the Company’s derivative liabilities.

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

As of December 31, 2012 and 2011, deferred revenues from related parties totaled $35,262 and $200,000 respectively. The Company recognized deferred revenue from related parties during the year ended December 31, 2012 totaling $164,738 and did not recognize any deferred revenue from related parties during the year ended December 31, 2011. As of December 31, 2012 and 2011, deferred revenues from third parties totaled $164,631 and $109,063, respectively.

During the year ended December 31, 2012, one customer accounted for 14.4% of our revenues.  No single customer accounted for more than 10% of our revenues during the year ended December 31, 2011.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant). In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The Company recorded employee stock based compensation for the years ended December 31, 2012 and 2011 of $391,410 and $416,012, respectively.

The Company accounts for equity instruments, including restricted stock or stock warrants, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock warrants issued to non-employees are accounted for as derivative liabilities at their estimated fair value determined using a Monte Carlo simulation. At the date of issuance, the fair value of the stock warrants is expensed to change in fair value of derivative liabilities. The fair value of options granted to non-employees is re-measured as they vest, and the resulting change in value, if any, is recognized as change in fair value of derivative liabilities during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

Long Term Accounts Payable

As of December 31, 2011, the Company recorded amounts pertaining to payments made prior to the acquisition of Boomtext as well as amounts due to it from the sellers of Boomtext in accounts that are included in Other Assets and Long Term Accounts Payable. The amount recorded as a receivable from the sellers of Boomtext totaled $148,930, and the amount due to these sellers totaled $125,846 at December 31, 2011.

As of December 31, 2012, these amounts have been reclassified to Other Current Assets and Other Current Liabilities, since these balances will be settled in March of 2013 when the Earn-out payable to Boomtext is paid. The amount recorded as a receivable from the sellers of Boomtext totaled $153,317 and the amount due to these sellers totaled $137,638 at December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2012 and 2011, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2012 and 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities are noted in the table below. In addition, see potential issuances associated with warrants and convertible notes payable in Notes 5 and 6.

	December 31, 2012	December 31, 2011

Outstanding employee options	1,955,000	1,610,000
Outstanding non-employee warrants	905,000	905,000
Outstanding PIPE warrants	842,184	842,184
	3,702,184	3,357,184

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No.  2012-02. ASU 2012-2 allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the Company's financial position or results of operations.

In December 2011, FASB issued ASU 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” in Accounting Standards Update No. 2011-11. This update enhances disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” in Accounting Standards Update No. 2011-08. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” in Accounting Standards Update No. 2011-04. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

3.  Acquisitions

Txtstation Acquisition

In April 2011, the Company acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).

The purchase price for the acquisition consisted of: (i) 2,125,000 shares of the Company’s common stock; (ii) $26,184 in cash at closing; and (iii) $250,000 of scheduled cash payments.

The $250,000 of scheduled cash payments was due as follows: $25,000 was payable on the 60th day following closing and the balance was payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter. At closing, the Company recorded a cash payment obligation of $241,960 representing the net present value of the scheduled cash payments. See Note 6 under Cash Payment Obligation.

The Company assumed none of Adsparq’s liabilities in the transaction, except for the performance obligation of unearned revenue. For a period of one year following the closing of the transaction, half of the shares of common stock issued to Adsparq were held in escrow as security for Adsparq’s obligations under the agreement.

In connection with the transaction, the Company also issued 300,000 shares of its common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements. The value of these shares was included in the purchase price. For one year following the closing of the transaction, the shareholder agreed not to, directly or indirectly, transfer, donate, sell, assign, pledge, hypothecate, grant a security interest in or otherwise dispose or attempt to dispose of all or any portion of shares issued to it (or any interest therein).

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

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

The consideration given consisted of the following:

Cash	$26,184
Present value of scheduled cash payments	241,960
Common stock	7,372,000
Total purchase price	$7,640,144

Mobivity Acquisition

In April 2011, the Company completed the acquisition of Mobivity, LLC’s and Mobile Visions, Inc.’s Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition consisted of (i) 1,000,000 shares of the Company’s common stock; (ii) $64,969 in cash paid at closing and (iii) a secured subordinated promissory note of Mobivity, Inc. with a principal amount of $606,064. No liabilities were assumed in the acquisition.

The promissory note discussed in (iii) above earned interest at 6.25% per annum; was payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matured on August 1, 2012; was secured by the acquired assets of the Mobivity business; and was subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due February 2, 2012 and May 2, 2012. Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's senior debt (Bridge Notes), and a majority of the Bridge Note holders consented to the junior security interest. See Note 6 under Bridge Financing.

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of the operations acquired are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Customer relationships	$814,000
Trade name	65,000
Technology / IP	217,000
Non-compete	5,000
Goodwill	2,690,033
Total purchase price	$3,791,033

The consideration given consisted of the following:

Cash	$64,969
Subordinated secured note payable	606,064
Common stock	3,120,000
Total purchase price	$3,791,033

BoomText Acquisition

In August 2011, the Company completed the purchase from Digimark, LLC (“Digimark”) of substantially all of the assets of its BoomText interactive mobile marketing services business.

The purchase price for the acquisition consisted of the following components: (i) 519,540 shares of the Company’s common stock issued at closing; (ii) $120,514 in cash paid at closing; (iii) a secured subordinated promissory note issued by Mobivity, Inc. in the principal amount of $175,000; (iv) an unsecured subordinated promissory note issued by Mobivity Inc. in the principal amount of $194,658; and (v) an earn-out payment. The purchase price also included the assumption of an office lease obligation and certain of Digimark’s accounts payable.

The note discussed in (iii) above had an interest rate of 6.25% per annum and was secured by all of the assets of Mobivity, Inc. and was subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012. See Note 6 under Digimark, LLC Notes and under Bridge Notes.

The note discussed in (iv) above does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its outstanding 10% Senior Secured Convertible Bridge Notes due October 15, 2012 (see Note 6). Because this note does not bear interest, the Company recorded $182,460 as the net present value of the payments due over the subsequent periods. See Note 6 under Digimark, LLC Notes.

The earn-out payment discussed in (v) above is payable 20 months after closing of the transaction, and consists of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share). As of December 31, 2012, the dollar value of the earn-out payable is $2,032,881, which equates to an estimated 1,364,350 shares of common stock. During the years ended December 31, 2012 and 2011, the Company recorded a gain on adjustment of contingent consideration of $625,357 and $999,347, resulting from the change in value of the estimated earn-out payment. See Note 10 Earn-Out Contingency.

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

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert was hired to assist the Company in determining these fair values. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of the operations acquired are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Prepaid assets	$3,000
Customer relationships	592,000
Trade name	39,000
Technology / IP	59,000
Non-compete	10,000
Goodwill	4,373,477
Total purchase price	$5,076,477

The consideration given consisted of the following:

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

Acquisition Related Costs

The Company recorded $223,207 in acquisition-related costs for accounting, legal and other costs in connection with the three acquisitions within the general and administrative expenses in its consolidated statement of operations for the year ended December 31, 2011. The Company incurred no acquisition costs during the year ended December 31, 2012.

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

Goodwill

As required under ASC 350, Intangibles - Goodwill and Other, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, and is tested for impairment on at least an annual basis.

As a result of the three acquisitions during the year ended December 31, 2011, the Company recorded goodwill totaling $13,437,240. As a result of the goodwill impairment test for the year ended December 31, 2011 discussed below, the Company recorded goodwill impairment of $10,435,170. The carrying value of goodwill at December 31, 2011 was $3,002,070. As a result of the goodwill impairment test for the year ended December 31, 2012 discussed below, the Company recorded goodwill impairment of $742,446. The carrying value of goodwill at December 31, 2012 was $2,259,624.

Beginning in 2011, the Company performed its annual goodwill impairment test outlined under ASC 350 which requires the assessment of goodwill for impairment on an annual basis.

The Company evaluated goodwill for impairment at December 31, 2012 and 2011. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Intangible assets

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2012:

	Balance at			Balance at
	December 31, 2011	Amortization	Impairment	December 31, 2012
Patents and trademarks	$120,016	$(8,396)	$-	$111,620
Customer contracts	103,000	(24,235)	-	78,765
Customer relationships	496,999	(349,094)	(118,849)	29,056
Trade name	70,750	(40,162)	-	30,588
Technology / IP	322,116	(102,111)	(26,547)	193,458
Non-compete	3,625	(3,000)	-	625
	$1,116,506	$(526,998)	$(145,396)	$444,112

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2011:

	Balance at				Balance at
	December 31, 2010	Additions	Amortization	Impairment	December 31, 2011
Patents and trademarks	$-	$127,000	$(6,984)	-	$120,016
Customer contracts	-	1,026,000	(153,900)	(769,100)	103,000
Customer relationships	-	1,406,000	(428,584)	(480,417)	496,999
Trade name	-	140,000	(53,000)	(16,250)	70,750
Technology / IP	-	458,000	(84,434)	(51,450)	322,116
Non-compete	-	16,000	(4,458)	(7,917)	3,625
	$-	$3,173,000	$(731,360)	$(1,325,134)	$1,116,506

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years. During the years ended December 31, 2012 and 2011, the Company recorded amortization expense related to its purchased intangibles of $526,998 and $731,360, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows:

Year ending December 31,	Amount
2013	$125,956
2014	96,275
2015	96,275
2016	47,570
2017	8,396
Thereafter	69,640
$444,112

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

During the years ended December 31, 2012 and 2011, the Company recognized $145,396 and $1,325,134, respectively, of intangible asset impairment expense.

5.  Derivative Liabilities

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date. The conversion term for the convertible notes is variable based on certain factors. The number of warrants to be issued is based on the future price of the Company’s common stock. As of December 31, 2012 and 2011, the number of warrants to be issued is indeterminate. Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable maturity conversion option, additional share issuance derivative and warrants / shares to be issued were recorded as derivative liabilities on the issuance date.

As discussed in Note 7 under Common Stock, the Company completed a private placement in September 2011. The private placement structure consisted of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the warrants issued in the transactions.

In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement.

The down round price protection on the common shares expired on August 15, 2012, resulting in a gain of $236,369 during 2012. The derivative liability was reduced to zero and the gain was recorded as a change in the fair market value of the derivative liability. The down round protection for the warrant terminates when the warrant expires or is exercised.

As discussed in Note 6 under Bridge Financing, all note holders with convertible notes payable maturing on February 2, 2012 extended the maturity date through May 2, 2012. As consideration to the note holders for the extension of the maturity date, the Company provided allonges which consisted of the accrued interest on each convertible note payable as of January 31, 2012. The allonges are convertible into shares of common stock at the latest financing price. The value of the allonges was recorded as a derivative liability at the issuance date, and the Company recorded $117,017 as the value of the allonges at December 31, 2012.

As discussed in Note 7 under Warrants, the Company accounts for warrants issued to non-employees as derivative liabilities.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At December 31, 2012 and 2011, the Company recorded current derivative liabilities of $3,074,504 and $1,573,859. The net change in fair value of the derivative liabilities for the years ended December 31, 2012 and 2011 was a gain of $359,530, and a loss of ($1,234,145), respectively, which were reported as other income/(expense) in the consolidated statements of operations.

The following table presents the derivative liabilities by instrument type as of December 31, 2012 and 2011:

Derivative Value by Instrument Type	December 31, 2012	December 31, 2011

Convertible Bridge Notes	$2,850,085	$747,424
Common Stock and Warrants	129,378	826,435
Non-employee Warrants	95,041	-
	$3,074,504	$1,573,859

The following table presents details of the Company’s derivative liabilities as of December 31, 2012 and 2011:

Total
Balance December 31, 2010	$334,478
Issuances in derivative value due to new security issuances of notes	149,197
Issuances in derivative value due to new security issuances of common stock and warrants	1,185,150
Conversion of bridge notes into common stock and warrants	(143,961)
Change in fair market value of derivative liabilities	48,995
Balance December 31, 2011	1,573,859
Issuances in derivative value due to new security issuances of notes	5,352,404
Issuances in derivative value due to allonges Issuances in derivative value due to vesting of non-employee warrants	118,633 485,700
Adjustment to derivative liability due to debt repayment	(129,139)
Adjustment to derivative liability due to debt conversion	(3,361,772)
Adjustment to derivative liability due to warrant cancellation	(1,318)
Change in fair market value of derivative liabilities	(963,863)
Balance December 31, 2012	$3,074,504

The Company calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:
For issuances of notes, common stock and warrants:

    ●     Stock prices on all measurement dates were based on the fair market value
    ●     Down round protection is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants less than $0.50 per share
    ●     The probability of future financing was estimated at 100%
    ●     Computed volatility ranging from 60% to 65%
    ●     Risk free rates ranging from 0.03% to 0.78%

For issuances of non-employee warrants:
    ●     Computed volatility ranging from 60% to 73.4%
    ●     Risk free rates ranging from 0.28% to 1.04%
    ●     Expected life (years) ranging from 2.98 to 4.93

See Note 9 for a discussion of fair value measurements.

6.  Bridge Financing, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

Summary

From 2010 to 2012, the Company issued 10% Senior Secured Convertible Bridge Notes Payable to various accredited investors, and then extended the due dates on these convertible notes payable several times.  These convertible notes payable are collectively referred to as “Bridge Notes” or “new Bridge Notes”. At December 31, 2012, the due date on the outstanding new Bridge Notes is April 15, 2013.

The Bridge Notes contain embedded derivative liabilities. In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded discounts for the variable conversion feature and for the warrants / shares to be issued. The discounts are amortized to interest expense over the term of the convertible notes payable using the effective interest method. In accordance with ASC 815-15, the Company determined that the variable maturity conversion feature and the warrants / shares to be issued represented embedded derivative features, and these are shown as derivative liabilities on the consolidated balance sheet. See Note 5.

The Company capitalized costs associated with the issuance of the Bridge Notes, and is amortizing these costs to interest expense over the term of the related Bridge Notes using the effective interest method.

The Company’s obligations under the new Bridge Notes outstanding at December 31, 2012 are secured by all of the assets of the Company, including all shares of Mobivity, Inc., its wholly owned subsidiary.

As of December 31, 2012, the amount owed to one note holder of $57,699 was past due. The Company made a payment of $25,000 in January 2013, of which $21,040 was allocated to the principal balance, and the remainder was allocated to accrued interest.

The following table summarizes information relative to the outstanding new Bridge Notes at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Bridge notes payable	$4,342,418	$1,062,500
Less unamortized discounts:
Variable maturity discount	(481,390)	(12,031)
Warrant discount	(1,003,359)	(47,739)
Bridge notes payable, net of discounts	$2,857,669	$1,002,730

Following is a detailed discussion of the Bridge Notes transactions.

2011 and Prior

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Notes Payable (the “Bridge Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”). The Bridge Notes accrue interest at the rate of 10% per annum.

The entire principal amount evidenced by the Bridge Notes (the “Principal Amount”) plus all accrued and unpaid interest were due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the Principal Amount (a “Qualifying Financing”), and (ii) November 2, 2011. If the Bridge Notes were held to maturity, the Company would pay, at the option of the holder: i) in cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors. The Bridge Notes were secured by a first priority lien and security interest in all of the Company’s assets.

In November 2011, the Company entered into agreements with all holders of the then outstanding Bridge Notes. Under the terms of the agreements, holders of Bridge Notes totaling $800,000 agreed to extend the maturity due date of the Bridge Notes to February 2, 2012. For these note holders, no change occurred in their rights.

Holders of the balance of the Bridge Notes totaling $210,000 agreed to convert the entire principal amount plus all accrued and unpaid interest of $20,271 into units (each, a “Unit”), each of which consists of one share of common stock of the Company and a four-year warrant to purchase one share of the Company’s common stock at $2.00 per share. The conversion took place at a price of $1.50 per Unit. Accordingly, the Company issued an aggregate of 153,515 shares of common stock and 153,515 warrants. As a result of the conversion, the holders of the converted Bridge Notes forfeited all rights there under, including the right to acquire warrants to purchase the Company’s common stock.

Also in November 2011, the Company issued additional Bridge Notes in the aggregate principal amount of $262,500. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

2012

In January, 2012, the Company issued additional Bridge Notes in the principal amount of $520,000. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

In March 2012, one note holder was repaid a partial principal balance of $65,000 on a Bridge Note.

In April 2012, all note holders with Bridge Notes maturing in February 2, 2012 extended the maturity date through May 2, 2012. As consideration to the note holders for the extension of the maturity date, the Company provided allonges which consisted of the accrued interest for each Bridge Note as of January 31, 2012, which are convertible into shares of common stock at the latest financing price. The value of the allonges was recorded as a derivative liability. See Note 5.

In March 2012 and April 2012, the Company issued additional Bridge Notes in the aggregate principal amount of $220,100 with a due date of May 2, 2012. In May 2012, theses notes were cancelled and converted into the new Bridge Notes discussed below.

In May and June 2012, the Company issued to a number of accredited investors its new Bridge Notes in the principal amount of $4,347,419 (the “new Bridge Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,169 principal amount plus accrued and unpaid interest outstanding under its previously issued Bridge Notes that were cancelled and converted into the new Bridge Notes. The new Bridge Notes accrue interest at the rate of 10% per annum.

The entire principal amount under the new Bridge Notes (the “new Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the new Principal Amount (a “new Qualifying Financing”), and (ii) October 15, 2012, which date, as described below, was later extended to April 15, 2013. Payments may be made in cash, or, at the option of the holder of the new Bridge Notes, in securities to be issued by the Company in the new Qualifying Financing at the same price paid for such securities by other investors. The new Bridge Notes are secured by a first priority lien and security interest in all of the Company’s assets.

The Company will also issue to the holders of the new Bridge Notes on the date that is the earlier of the repayment of the new Bridge Notes or the completion of the new Qualifying Financing, at their option:

●
five year warrants to purchase that number of shares of common stock equal to the new Principal Amount plus all accrued and unpaid interest divided by the per share purchase price of the common stock offered and sold in the new Qualifying Financing (the “Offering Price”) which warrants shall be exercisable at the Offering Price and shall include cashless exercise provisions commencing 18 months from the date of issuance of the warrants if there is not at that time an effective registration statement covering the shares of common stock exercisable upon exercise of the warrants, or

●	that number of shares of common stock equal to the product arrived at by multiplying (x) the new Principal Amount plus all accrued and unpaid interest divided by the Offering Price and (y) 0.33.

The Company has granted piggy-back registration rights with respect to the securities to be issued in connection with the new Bridge Notes.

The new Bridge Notes further provide that in the event of a change of control transaction, the proceeds from such transaction must be used by the Company to pay to the holders of the new Bridge Notes, pro rata based on the amount of new Bridge Notes owned by each holder, an amount equal to 1.5 times the amount of the aggregate principal amount outstanding under the new Bridge Notes, plus all accrued and unpaid interest due there under, plus all other fees, costs or other charges due there under.

The holders of the new Bridge Notes were also granted the right to appoint two designees to serve as members of the Company’s board of directors, which members will also serve as members of the Compensation Committee and the Audit Committee of the Company’s board of directors.

The Company used $184,081 from the proceeds of the sale of the new Bridge Notes to pay off existing principal balances under the Bridge Notes that were not cancelled and converted into the new Bridge Notes.

In October 2012 and continuing thereafter, the Company entered into amendments with the holders the new Bridge Notes. Under the terms of the amendments, the holders of new Bridge Notes in the aggregate principal amount of $4,342,419 agreed to extend the maturity date of the new Bridge Notes to April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Note entitled the holder to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing. The conversion price of $0.50 in (b) above triggered the price protection guarantee contained in the warrants issued in the Company’s 2011 private placement, and the exercise price on the warrants changed from $2.00 per share to $0.50 per share.

In November 2012, one new Bridge Note holder was repaid $5,000 in principal.

Discounts recorded related to the Bridge Notes

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded discounts to the Bridge Notes for the variable conversion feature (“VMCO”) and discounts for the warrants / shares to be issued (“ASID”). The discounts will be amortized to interest expense over the term of the Bridge Notes using the effective interest method.

In accordance with ASC 815-15, the Company determined that the VMCO and the ASID represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. See Note 5.

The Company calculated the fair value of the compound embedded derivatives associated with the Bridge Notes utilizing a complex, customized Monte Carlo simulation model suitable to value path dependent American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

The new Bridge Notes contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation. The embedded derivatives, as they represent additional consideration given to the new Bridge Note holders, were treated as a discount on the debt that is being amortized over the life of the new Bridge Notes which originally ended on October 15, 2012. The debt discounts booked as reductions to the new Bridge Notes during 2012 were $478,544 and $1,852,713, respectively, for the VMCO and the ASID. These discounts were fully amortized to interest expense in 2012.

The new Bridge Notes with the extended due date of April 15, 2013 contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation. The embedded derivatives, as they represent additional consideration given to the new Bridge Note holders, were treated as a discount on the debt that is being amortized over the life of the new Bridge Notes which now ends on April 15, 2013. The debt discounts booked as reductions to the new Bridge Notes during October 2012 were $849,135 and $1,769,857, respectively, for the VMCO and the ASID. The Company recorded $1,134,243 of interest expense in 2012 related to the amortization of these discounts.  The value of the discounts at December 31, 2012 is $1,484,749 which will be amortized to interest expense through April 15, 2015 using the effective interest method.

The following table presents details of the Company’s discounts to its Bridge Notes from December 31, 2010 to December 31, 2012:

	VMCO	ASID	Total
December 31, 2010	$(1,569)	$(267,259)	$(268,828)
Additions	(30,276)	(118,920)	(149,196)
Amortization	19,814	338,440	358,254
December 31, 2011	(12,031)	(47,739)	(59,770)
Additions	(1,409,797)	(3,942,607)	(5,352,404)
Amortization	940,438	2,986,987	3,927,425
December 31, 2012	$(481,390)	$(1,003,359)	$(1,484,749)

During the years ended December 31, 2012 and 2011, the Company recorded note discount amortization to interest expense of $3,927,425 and 358,254, respectively.

Deferred financing costs related to the Bridge Notes

The Company recorded deferred financing costs related to the issuance of the Bridge Notes totaling $247,880 and $53,250, respectively, during the years ended December 31, 2012 and 2011.  Deferred financing costs are being amortized to interest expense over the term of the Bridge Notes using the effective interest method. The Company recorded interest expense related to the amortization of deferred financing costs for the years ended December 31, 2012 and 2011, totaling $263,255 and $39,958, respectively.

Mobivity Note

As partial consideration for the acquisition of Mobivity, the Company issued a secured subordinated promissory note in the principal amount of $606,064.

The promissory note accrued interest at 6.25% per annum; was payable in six quarterly installments of $105,526 (inclusive of interest) starting May 1, 2011; matured on August 1, 2012; was secured by the acquired assets of the Mobivity business; and was subordinated to the Company’s obligations under its Bridge Notes discussed above.

Mobivity, LLC was granted a security interest in the acquired assets, subordinated only to the Company's Bridge Notes, and a majority of the Bridge Note holders consented to the junior security interest.

In May 2012, the Company paid late payment penalties through the issuance of 235,441 common shares valued at $160,468 based on the closing market price on the date issued. The value of the common shares was expensed through share based compensation that is included in general and administrative expense in the consolidated statement of operations.

During the years ended December 31, 2012 and 2011, the Company made principal and interest payments totaling $316,579 and $316,579, respectively, on the promissory note. The promissory note and related interest is fully paid as of December 31, 2012.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext in 2011, the Company issued a secured subordinated promissory note in the principal amount of $175,000. The promissory note accrued interest at 6.25% per annum; was payable in full on May 25, 2012 (the original maturity March 31, 2012 was extended); was secured by all of the assets of Mobivity, Inc. and was subordinated to the Company’s obligations under its Bridge Notes discussed above.

During the year ended December 31, 2012, the Company made principal payments of $175,000 and interest payments of $9,266 on the promissory note. The promissory note and related interest is fully paid as of December 31, 2012.

Also as partial consideration for the acquisition of Boomtext in 2011, the Company issued an unsecured subordinated promissory note in the principal amount of $194,658. The promissory note does not bear interest; is payable in installments (varying in amount) from August 2011 through October 2012; and is subordinated to the Company’s obligations under its Bridge Notes discussed above.

The $194,658 unsecured subordinated promissory note did not bear interest. Accordingly, the Company recorded the promissory note at the present value of the payments over the subsequent periods which amounted to $182,460. The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note. The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount for the years ended December 31, 2012 and 2011 totaled $6,897 and $5,301, respectively. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

During the years ended December 31, 2012 and 2011, the Company made payments on the promissory note of $86,048 and $8,610, respectively. The outstanding balance on the promissory note at December 31, 2012 is $100,000.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of December 31, 2012 and 2011:

	Notes Payable		Accrued Interest
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Bridge notes, net, as discussed above	$2,857,669	$1,002,730	$261,213	$95,823

Convertible notes payable, net of discounts	2,857,669	1,002,730	261,213	95,823

Mobivity note, as discussed above	-	310,135	-	-

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008, See Note 12. Currently past due.	20,000	20,000	13,775	10,871

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. Currently past due.	51,984	51,984	24,297	19,084

Digimark, LLC secured subordinated promissory note, as discussed above	-	175,000	-	4,648

Digimark, LLC subordinated promissory note, net, as discussed above. Currently past due.	100,000	179,151	22,083	-

Notes payable, net of discounts	171,984	736,270	60,155	34,603

Totals	$3,029,653	$1,739,000	$321,368	$130,426

Cash Payment Obligation

As partial consideration for the acquisition of Txtstation in 2011, the Company agreed to $250,000 of scheduled cash payments. The $250,000 of scheduled cash payments was due as follows: $25,000 payable on the 60th day following closing and the balance was payable in $25,000 installments at the end of each of the next nine 30-day periods thereafter.

The $250,000 cash payment obligation did not bear interest. Accordingly, the Company recorded the cash payment obligation at the present value of the payments over the subsequent periods which amounted to $241,960. The Company used a discount rate of 6.25% in calculating the net present value of the cash payment obligation. The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount for the years ended December 31, 2012 and 2011 totaled $786 and $7,254, respectively. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480.

During the years ended December 31, 2012 and 2011, the Company made payments totaling $87,500 and $162,500, respectively, on the cash payment obligation. The cash payment obligation was fully paid as of December 31, 2012.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Amortization of note discounts	$3,935,108	$370,810
Amortization of deferred financing costs	263,255	39,958
Other interest expense	361,201	133,447
	$4,559,564	$544,215

The Company paid interest in cash during the years ended December 31, 2012 and 2011 totaling $33,385 and $20,650, respectively.

7.  Stockholders’ Equity (Deficit)

Common Stock

The Company completed a private placement in September 2011. The private placement structure consisted of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of four-year warrants at an exercise price of $2.00.  Pursuant to this private placement, the Company issued 688,669 shares of common stock at $1.50 per share for cash and issued four-year warrants to purchase 688,669 shares of common stock at $2.00 per share to several accredited investors raising gross proceeds of $1,033,000. In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement discussed below.

Both the common shares and the warrants contain anti-dilutive, or down round, price protection. The down round protection for the common shares terminates on the earlier of the date on which an effective registration statement is filed with the SEC covering the shares, or the shares become freely tradable pursuant to Rule 144 promulgated under the Securities Act of 1933. The down round protection for the common shares was extended to August 15, 2012, and terminated on that date. The down round protection for the warrant terminates when the warrant expires or is exercised. The Company determined that the values of the down round price protection for both the common shares and the warrants represent derivative liabilities. See Note 5 for further discussion of derivative liabilities.

In 2011, the Company issued 3,944,540 shares for the acquisition of: (i) Txtstation which was issued 2,425,000 shares of common stock at a price of $3.04 per share with a common stock purchase price of $7,372,000; (ii) Mobivity which was issued 1,000,000 shares of common stock at a price of $3.12 per share with a common stock purchase price of $3,120,000; and (iii) Boomtext was issued 259,770 shares of common stock (with a six month lock-up period) at a price of $1.63 per share with a common stock purchase price of $423,425 and an additional 259,770 shares of common stock (with a eighteen month lock-up period) at a price of $1.55 per share with a common stock purchase price of $402,644, which represents a total common stock purchase price of $11,318,069. The shares were recorded at a price per share based on the fair market value on the date of acquisition. See Note 3 for a more detailed discussion regarding the total acquisition costs for the previously mentioned acquisitions.

In 2011, the Company acquired US Patent number 6788769 B1 for $85,000, which consisted of a $35,000 cash payment and the issuance of 14,286 shares of common stock at a price of $3.50 per share with a common stock purchase price of $50,000. The shares were valued at the fair market value on the date of grant.

In 2011, the Company issued 253,298 shares of common stock for various services which include: (i) an issuance of 13,298 shares of common stock at a price of $1.88 with a common stock purchase price of $25,000 for a registered broker-dealer to act as the Company’s placement agent with respect of finding investors; (ii) an issuance of 200,000 shares of common stock at a price of $1.75 with a common stock purchase price of $350,000 for investor relations consulting services; and (iii) an issuance of 40,000 shares of common stock at a price of $1.35 with a common stock purchase price of $54,000 for additional investor relations consulting services. The shares were valued at the fair market value on the date of grant, and the total common stock purchase price was $429,000.

In 2011, five holders of the 10% Senior Secured Convertible Bridge Notes due November 2, 2011 agreed to convert their entire principal amount ($210,000) and accrued interest ($20,271) totaling $230,271 into units. Each unit consists of one share of common stock of the Company and a four year warrant to purchase one share of common stock at $2.00 per share. The conversion took place at a price of $1.50 per unit. Accordingly, the Company issued an aggregate of 153,515 shares of common stock and 153,515 warrants. The conversion occurred within the terms of the convertible notes and no gain or loss was recorded.

In 2012, the Company issued 225,000 shares of common stock for consulting services which include: (i) an issuance of 150,000 shares of common stock at a price of $1.22 per share with a common stock purchase price of $183,000 for consulting services; and (ii) an issuance of 75,000 shares of common stock at a price of $1.16 per share with a common stock purchase price of $87,000 for investor relations consulting services. The shares were valued at the fair market value on the date of grant, and the total common stock purchase price was $270,000.

In 2012, the Company issued 235,441 shares of common stock for late payment penalties which include: (i) an issuance of 86,812 shares of common stock at a price of $0.65 per share valued at of $56,428; and (ii) an issuance of 148,629 shares of common stock at a price of $0.70 per share valued at $104,040. The issuances were pursuant to the Mobivity Acquisition Agreement Amendment #1 to the Secured Subordinated Promissory Note and were due to the two defaults on the Mobivity Note payments. The shares were valued based on the closing stock price for the date granted, and constituted a late penalty payment to the note holder; not a principal or interest repayment. The total common stock purchase price for these two issuances was $160,468, and was recorded as share based compensation included in general and administrative expense in the consolidated statement of operations.

In 2012, the Company issued 3,368 shares of common stock at a deemed value of $0.40 per share realizing $6,644 in additional security issuance derivative liability. These shares were consideration owed to one old Note holder for the additional securities due under the original 10% Senior Secured Convertible Bridge note, and additional shares issued under the terms of the allonge signed January 31, 2012 as consideration for the extension of the maturity date of the Note from February 2, 2012, to May 2, 2012. The share consideration was valued based on the Monte Carlo simulation for both the allonge granted in February 2012 plus the Monte Carlo simulation for the additional shares issuance derivative liability, in September 2012. For more details concerning the inputs and background of the derivatives please see Note 5.

As of December 31, 2012, the Company had 23,218,117 shares of common stock outstanding.

Stock-based Compensation

2010 Incentive Stock Option Plan

In December, 2010, the Company adopted the 2010 Incentive Stock Option Plan (“the 2010 Plan”), subject to shareholder approval within one year. Shareholder approval was not obtained within one year, therefore incentive stock options granted under the 2010 Plan converted to non-qualified stock options. The 2010 Plan permits the Company to grant up to 3,124,000 shares of common stock and options to purchase shares of common stock. The 2010 Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2010 Plan thereby providing participants with a personal interest in the growth and performance of the Company.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that equals the fair market value of the Company's stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

A summary of option activity under the 2010 Plan from December 31, 2010 to December 31, 2012 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at December 31, 2010	1,015,000	$0.32	4.73
Granted	645,000	$1.50	7.35
Exercised	-	$-	-
Canceled/forfeited/expired	(50,000)	$1.60	4.04
Outstanding at December 31, 2011	1,610,000	$0.82	5.12	$1,240,000
Granted	682,500	$0.56	4.53
Exercised	-	$-	-
Canceled/forfeited/expired	(337,500)	$0.58	3.15
Outstanding at December 31, 2012	1,955,000	$0.77	4.44	$-

Options vested and exercisable at December 31, 2012	556,452	$0.77	4.06	$-

Unrecognized expense at December 31, 2012	$768,502

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the date indicated.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2012 and 2011, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the year ended December 31, 2012	368,952	$195,366
Fair value of options vested during the year ended December 31, 2011	253,750	$36,113

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards Breakdown by Range as at December 31, 2012
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32 to $0.69	1,410,000	3.71	$0.43	374,997	2.98	$0.32
$1.16 to $1.80	545,000	6.33	$1.66	181,455	6.30	$1.69

The following table summarizes information concerning options outstanding at December 31, 2011:

Awards Breakdown by Range as at December 31, 2011
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	1,015,000	3.98	$0.32	253,750	3.98	$0.32
$1.30 to $1.80	595,000	7.08	$1.68	-	-	$-

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values. During the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation in operating expenses for employees and directors totaling $391,410 and $416,012, respectively.

The Company vesting term for employees is generally a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months. During the year ended December 31, 2012, the Company recorded $304,526 of employee stock based compensation and expects to expense approximately $678,000 of additional employee stock based compensation over the next 2 years.

The Company vesting term for directors is a 3 year term and vest as follows; in (3) equal annual installments of 33 1/3% of the Shares covered by this Option, the first installment to be exercisable on the first anniversary of the date of the Option, with an additional 33 1/3% of such Shares becoming exercisable on each of the 2 successive anniversary dates. During the year ended December 31, 2012, the Company recorded $86,883 of director stock based compensation and expects to expense approximately $91,000 of additional director stock based compensation over the next 2 years.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense. The weighted-average estimated fair value of the employee stock options granted during the years ended December 31, 2012 and 2011 was $0.27 per share and $0.84 per share, respectively. The ranges of assumptions used during the years ended December 31, 2012 and 2011 are as follows:

	Stock Option Assumptions for the years ended December 31,
	2012	2011
Expected volatility	61.0% to 73.4%	60.0% to 65.0%
Risk-free interest rate	0.39% to 0.57%	0.62% to 2.31%
Forfeiture rate	0.0%	0.0%
Expected dividend rate	0.0%	0.0%
Expected life(years)	2.86 to 3.58	3.00 to 6.00

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

The following table summarizes weighted average grant date fair value activity:

	Weighted Average
	Grant Date Fair Value
	2012	2011
Stock options granted during the year ended December 31,	$0.27	$0.84
Stock options vested during the year ended December 31,	$0.53	$0.14
Stock options canceled/forfeited/expired during the year ended December 31,	$0.26	$1.78

Warrants issued to non-employees

In December 2010, the Company issued 700,000 warrants for consulting services. The warrants vest over a 4 year term and vest as follows: the first installment equaling 25% of the grant is exercisable on the first anniversary of the date of the warrant; and additional installments are exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

In January 2011, the Company issued 200,000 warrants for consulting services. The warrants vest over a 4 year term and vest as follows: the first installment equaling 25% of the grant is exercisable on the first anniversary of the date of the warrant; and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

In July 2011, the Company issued 5,000 warrants for consulting services. The warrants vest over a 4 year term and vest as follows: the first installment equaling 25% of the grant is exercisable on the first anniversary of the date of the warrant; and additional installments are exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months.

In February 2012, the Company issued 25,000 warrants for consulting services. The warrants vest over twelve months beginning on the first monthly anniversary of the grant. The Company terminated the services of said consultant during the year ended December 31, 2012 and the warrants were canceled in accordance with the warrant agreement.

As of December 31, 2012, vested warrants totaled 623,014 pursuant to the three non-employee warrant agreements.

The warrants issued to non-employees are accounted for as derivative liabilities pursuant to the authoritative guidance for equity based payments to non-employees. The warrants were valued using a Monte Carlo Simulation. See Note 5 for assumptions used in the Monte Carlo simulation.

The fair values of the warrants are estimated at the vesting date and are revalued at each subsequent reporting date. At December 31, 2012, the Company recorded derivative liabilities for the non-employee warrants totaling $95,041. The change in fair value of the derivative liabilities for the year ended December 31, 2012 was a gain of $117,477, which was recorded in change in fair value of derivative liabilities in the consolidated statements of operations.

A summary of non-employee warrant activity during the years ended December 31, 2012 and 2011 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining
	Number	Exercise Price	Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at December 31, 2010	793,750	$0.32	4.73
Granted	205,000	$1.50	7.35
Exercised	-	$-	-
Canceled/forfeited/expired	(93,750)	$1.60	4.04
Outstanding at December 31, 2011	905,000	$0.33	5.12
Granted	25,000	$1.16	4.09
Exercised	-	$-	-
Canceled/forfeited/expired	(25,000)	$1.16	4.09
Outstanding at December 31, 2012	905,000	$0.33	4.10

Warrants vested and exercisable at December 31, 2012	623,014	$0.33	3.76

The following table summarizes information concerning warrants outstanding at December 31, 2012:

	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	4.10	$0.32	620,827	3.76	$0.32
$1.75	5,000	3.52	$1.75	2,187	3.52	$1.75

The following table summarizes information concerning warrants outstanding at December 31, 2011:

Awards Breakdown by Range as at December 31, 2011
	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	5.11	$0.32	349,997	3.98	$0.32
$1.75	5,000	4.52	$1.75	-	-	$-

Warrants issued to note holders

As discussed in Note 6 under Bridge Financing, the Company is obligated to issue warrants or shares pursuant to its Bridge Notes. The number of warrants / shares issuable pursuant to the agreements is not known as of December 31, 2012.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock. The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding. In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Bridge Notes with a principal amount of $210,000 discussed above in Note 6 under Bridge Financing. The warrants are exercisable for four years from the date of issuance. In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement.

The number of warrants issued to these note holders remains unchanged at December 31, 2012. The estimated fair value of these warrants is included in the “Common Stock and Warrants” derivative value (see Note 5) as of December 31, 2012 and 2011.

8.  Income Taxes

For the years ended December 30, 2012 and 2011 the provisions for income taxes were as follows:

	2012	2011
Federal – current	$-	$-
State – current	-	3,000
Total	$-	$3,000

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,681,000	$3,814,000
Deferred revenue	-	16,000
Stock based compensation	940,000	613,000
Accrued compensation	70,000	48,000
	634,000	600,000
Depreciation and amortization	4,816,000	4,691,000
Other	12,000	9,000
Total deferred tax assets	11,153,000	9,791,000
Valuation allowance for net deferred tax assets	(11,153,000)	(9,791,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2012 and 2011 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2012 was an increase of approximately $1,362,000.  The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of approximately $6,714,000.  In assessing the possible realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2012, the Company has available net operating loss carryforwards of approximately $14,700,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $14,700,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Computed expected tax expense	$(2,495,000)	$(5,885,000)
State taxes, net of federal benefit	(155,000)	(1,006,000)
Other	1,288,000	180,000
Change in valuation allowance	1,362,000	6,714,000
	$-	$3,000

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

The Company files income tax returns in the U.S. federal jurisdiction and California.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006.  The Company does not have a liability for any uncertain tax positions. As of December 31, 2012, no accrued interest or penalties are recorded in the financial statements.

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

At December 31, 2012, the Company recorded a derivative liability related to the variable maturity feature and the future issuance of warrants / shares in connection with its Bridge Notes (See Note 5), and the common stock and warrants issued in 2011 (See Note 7 under Common Stock) at the aggregate fair market value of $3,074,504 utilizing unobservable inputs. The change in fair market value of these liabilities is included in other income (expense) in the consolidated statements of operations. The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates. As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See Note 5 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of December 31, 2012.

10.  Commitments and Contingencies

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

As of December 31, 2012 and 2011, the estimated dollar value of the earn-out payable was $2,032,881, and $2,658,238, respectively. As of December 31, 2012, the earn-out payable was recorded as a current liability and as of December 31, 2011, the earn-out payable was recorded as a non-current liability on the consolidated balance sheet.

For the years ended December 31, 2012 and 2011, the Company recorded a gain related to the change in the estimated dollar value of the earn-out payable during the year of $625,357 and $999,347, respectively, which are recorded in other income/(expense) is the consolidated statement of operations.

Litigation

In September 2012, the Company initiated litigation against a former client (the “Defendant”) for failure to pay the Company’s invoices for services rendered under its Master License and Services Agreement. The complaint was filed in Superior Court of California, San Diego County. The litigation seeks to recover $67,795 in services and interest penalties. As of March 31, 2013 the Company is in negotiation with the Defendant's counsel to settle the debt.

Operating Lease and Lease Exit Obligation

The Company has a lease agreement for 6,730 square feet, as amended, for its office facilities in Chandler Arizona through December 2015.  Monthly rental payments, excluding common area maintenance charges, are $11,557 in 2013, $11,958 in 2014 and $12,357 in 2015.

The minimum lease payments required over the next five years is shown below.

Minimum Lease Payments

2013	$138,678
2014	143,492
2015	148,281
2016	-
2017	-
Thereafter	-
$430,451

The Company had a lease agreement for its office facilities in San Diego, California through September 2012. Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility. The property was vacated in November 2011 and returned to the owner. As of December 31, 2012, the Company has a Lease Exit Obligation totaling $44,615 for the period December 2011 through September 2012, made up of, $38,088 in remaining rent obligation, $6,527 in remaining deferred rent. The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities (including related common area maintenance charges and lease abandonment charges) was $179,179 and $144,703 for the years ended December 31, 2012 and 2011.

Letter of Intent

In November 2012, the Company entered into a non-binding Letter of Intent to acquire the assets of Sequence, LLC (the “Seller”) related to a mobile customer loyalty application.  The acquired assets will include, but not be limited to, all application software, URL’s, websites, trademarks, brands, customers and customer lists.  The Company would assume no liabilities of the Seller.

The Company will pay to Seller at closing, $300,000 in cash in satisfaction of identified liabilities of Seller, with priority to back employee taxes, trust funds, penalties and interest.  Other disbursements would be made at the Seller’s discretion.  Seller would also receive at closing 750,000 shares of the Company’s common stock.

An earn-out payment consisting of 10% of the eligible revenue would be made within 45 days following the close of each calendar month subsequent to closing for a period of 24 months.

The original Letter of Intent was to expire January 15, 2013.  On January 9, 2013 an amendment was drafted to extend the expiration date to March 15, 2013. See Note 13.

11.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2012 and 2011, the Company made no contributions to the Plan.

12.  Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. These services remain owed to Optimal Payments Corporation at December 31, 2011. A member of the Company's Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. During the year ended December 31, 2012, the Company began work on two projects for Optimal Payments Corporation and recognized revenue of $164,738.

13.  Subsequent Events

In January 2013, the Company made a payment of $25,000 to a holder of a Bridge Note. Of this amount, $21,040 was allocated to the outstanding principal, and $3,960 was allocated to accrued interest. The remaining principal balance owed to this individual is $36,658 and this principal amount remains past due at this time.

In January 2013, an amendment was executed to the Letter of Intent to acquire the assets of Sequence, LLC, extending the expiration date to March 15, 2013. As of the date of this report, the Letter of Intent has expired, but the parties to the Letter of Intent are moving forward with the acquisition transaction.

In January 2013, the Board of Directors approved the issuance of up to $500,000 in additional 10% Senior Secured Bridge Notes to be issued in conjunction with the expected closing of the acquisition of the assets of Sequence, LLC.  As of the date of this report, the Company issued $200,000 in additional 10% Senior Secured Bridge Notes that are due April 15, 2013, and contain the same rights and privileges as the new Bridge Notes discussed in Note 6.

As of the date of this report, the acquisition transaction is not complete and the 750,000 shares of the Company’s common stock have not been issued.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012.

Based on this evaluation, these officers concluded that, as of December 31, 2012 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	Inadequate segregation of duties and effective risk assessment;
(2)
Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the SEC; and

(3)	Inadequate closing processes to ensure all material misstatements are corrected in the financial statements, as evidenced by the fact that there were audit adjustments.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiencies. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2013:

Name	Age	Position
Dennis Becker	39	Chief Executive Officer and Director
Timothy Schatz	42	Chief Financial Officer
Ronald Linares	50	Director
David Souaid	39	Director
Randall Smith	55	Director
David Jaques	57	Director
H. Fraser Clarke	37	Director
Doug Schneider	50	Director
John Harris	64	Director

Dennis Becker - President and Chief Executive Officer

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of our acquisition of Mobivity, Inc. in November 2010.   Mr. Becker has also served as President and Chief Executive Officer of Mobivity, Inc. since September, 2007.  He was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005.  Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprise, from 1999 to 2001.  Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

Mr. Becker has extensive knowledge of the mobile message marketing industry. As a result of these and other professional qualifications, we have concluded that Mr. Becker is qualified to serve as a director.

Timothy Schatz – Chief Financial Officer

Since January 2010, Mr. Schatz has been the Director of Finance and subsequently Vice President of Finance for Mobivity Holdings Corp. Mr. Schatz was appointed CFO on February 1, 2012.  From 2008 to 2009, Mr. Schatz functioned as Corporate Accounting Manager for Locallife USA, a San Diego startup involved with local internet search engine technology and local small business marketing strategies. Until 2008, Mr. Schatz spent 13 years with Enterprise Rent-A-Car, with the final 6 years as Regional Business Manager / Controller of the Inland Empire Los Angeles region, encompassing 40 locations and over 300 employees. Mr. Schatz graduated with a Bachelor of Science in Accountancy from San Diego State University.

Ronald Linares, Director

Dr. Linares was appointed to our board of directors in June 2012. Dr. Linares has served as President and Chief Executive Officer of Riverstone Sanctuary, Inc., a provider of services to the residential home sector, since October 2012.  From April 2000 to October 2012 Dr. Linares served as the Chief Financial Officer of OmniComm Systems, Inc., a provider of Web-based electronic data capture and eClinical software and services that streamline the clinical research process.  Dr. Linares received a B.S. from the University of Florida, a Masters in Public Accountancy from Barry University and a Doctorate in Business Administration from Nova Southeastern University.

Mr. Linares has extensive knowledge of accounting and management. As a result of these and other professional qualifications, we have concluded that Mr. Linares is qualified to serve as a director.

David Souaid, Director

David Souaid was elected as one of our directors in November 2010.  He is currently the President of SterlingCard Payment Solutions, a position he has held since 2008, and was previously the Senior Vice President, Sales and Marketing of Optimal Payments Inc., a credit card processing company, since 1999.  He has also been a director of Sterling Payment Solutions and Mercantile Advance Corp. since 2008 respectively.  He holds a B.A. in Political Science from Mount Allison University.

Mr. Souaid has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Souaid is qualified to serve as a director.

Randall Smith, Director

Randall Smith was elected as a director in June 2012.  Mr. Smith has been an executive officer and member of the Board of Directors of OmniComm Systems, Inc. since 1997, serving as its President and Chief Technology Officer from May 1997 until August 2000 and thereafter as its Chief Technology Officer. From December 1995 to May 1997, Mr. Smith was Director of Operations for Global Communications Group. Mr. Smith received a B.S. from Purdue University.

Mr. Smith has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Smith is qualified to serve as a director.

David Jaques, Director

David Jaques has served as a director since December 2011. Mr. Jaques has held senior financial positions in banking, corporate and venture capital.  In his early career, he held various positions with Barclays Bank in London and provided advisory services in currency and interest rate risk management to the bank’s corporate clients.  He held a similar role at Barclays Bank, New York from 1988 to 1993.  He was Senior Vice President and Treasurer of Silicon Valley Bank between 1994 and 1999; founding CFO for PayPal from 1999 to 2001 and CFO of BlueRun Ventures from 2001 to 2008.  Since 2008 he has provided CFO consulting services with Greenough Consulting Group and holds a board position at UBL Interactive, Inc. (UBLI.PK).

Mr. Jaques has extensive knowledge of finance and accounting. As a result of these and other professional qualifications, we have concluded that Mr. Jaques is qualified to serve as a director.

H. Fraser Clarke, Director

Herbert Fraser Clarke was elected as one of our directors in November 2010.  He has been the President and Chief Operating Officer of Herbal Magic, a Toronto based weight loss company, since 2009.  From 2008 to 2009 he was Chief Financial Officer of NLRC, a Newfoundland based oil and gas refinery.  From 2005 to 2008, he was the Chief Executive Officer of the Hair Club, a hair restoration company. Mr. Clarke holds a business degree from Memorial University.  He is a chartered accountant and a chartered financial analyst.  He currently serves on a number of boards including Europe’s largest provider of hair loss solutions, a United States based mobile marketing company and a Canadian mid marketing leasing firm.

Mr. Clarke has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Clarke is qualified to serve as a director.

Doug Schneider, Director

Mr. Schneider has been a director since December 2010. Mr. Schneider has a twenty year track record of leadership and success in launching, building, and managing high-tech service oriented companies.  He has served as Executive Vice President of the SMB Solutions for the Melbourne IT Group since July 2012 and oversees a $75MM per year hosting and domain registration business across North American and Asia Pacific.   From 2011 to 2012, Mr. Schneider served as CEO for Transaction Wireless, a venture backed technology company where he still resides on the board.  From 2007 to 2010, Mr. Schneider was the CEO of Genea Energy, a clean tech company that provides an innovative and comprehensive SaaS based energy services platform for commercial office building portfolios.  Mr. Schneider received a Bachelor's degree in Mechanical Engineering from University of California, Davis and an M.B.A. from the Kellogg School of Management at Northwestern University.    He also serves as an industry advisor to Pelion Venture Partners, a venture capital firm focused on the information technology sector.

Mr. Schneider has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Schneider is qualified to serve as a director.

John Harris, Director

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with GlendonTodd Capital, a Dallas based private equity firm since February 2011. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market.  In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company.   Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business.  He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group, DG FastChannel and BancTec Corporation.  He is a member of the compensation committee of the board of each of these companies and sits on the audit committee of the board of DG FastChannel.

Mr. Harris has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Harris is qualified to serve as a director.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our director nominees except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2012, our audit committee was comprised of David Jaques and Ronald Linares.  Mr. Linares serves as the audit committee chair.  All members of our audit committee are independent, as independence for audit committee members is defined in Rule 5605 of the NASDAQ Marketplace Rules.

Committee Interlocks and Insider Participation

During the year ended December 31, 2012, our compensation committee was comprised of Randall Smith and John Harris.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on our board of directors.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.	Executive Compensation

The following table provides information regarding the compensation earned during the years ended December 31, 2012 and 2011 by our (i) Chairman and Chief Executive Officer, and (ii) Chief Financial Officer. We refer to these two individuals collectively as our “named executive officers”.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Dennis Becker, CEO (1)	2012	$228,906	$60,000	$191,342	$480,248
	2011	$128,807	$-	$22,249	$151,056

Timothy Schatz, CFO (2)	2012	$124,050	$15,000	$24,732	$163,782

Paul Meyer, CFO (3)	2011	$13,750	$-	$39,945	$53,695

Matt Szot, CFO (4)	2011	$43,487	$-	$-	$43,487

*In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1) The Option Award expense for Mr. Becker refers to Mobivity Holdings Corp. options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the board on the same date.

(2) Timothy Schatz was appointed Chief Financial Officer effective February 1, 2012. Amounts in the table above reflect his compensation after his appointment.

(3) Paul Meyer served as CFO from November 2, 2010 to July 1, 2011.

(4) Matt Szot served as CFO from July 22, 2011 to October 31, 2011.

The amounts reported in Option Awards column of the table above reflect the aggregate compensation costs for financial statement reporting purposes for fiscal 2012 and 2011 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R)).  These amounts do not reflect amounts paid to or realized by the executive officers for fiscal 2012 or 2011. Actual amounts earned for fiscal 2012 and 2011 are included in the Summary Compensation Table above.  For information on the method and assumptions used to calculate the compensation costs, see Note 7 to our audited consolidated financial statements contained herein. The Option Award expense for Mr. Becker and Mr. Meyer refer to Mobivity Holdings Corp. options granted by our board of directors on December 24, 2010 pursuant to the Incentive Stock Option Plan approved by the Board on the same date.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2012, including the value of the options awards.

Outstanding Equity Awards at December 31, 2012*

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Dennis Becker CEO	312,499	312,501	$0.32	12/24/2015	312,501	81,250
Timothy Schatz CFO	37,499	37,501	$0.32	12/24/2015	37,501	9,750
Timothy Schatz CFO	225,000	225,000	$0.40	8/20/2017	225,000	58,500

* In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

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

On August 1, 2012, we entered into an employment agreement with Timothy Schatz.  Under the terms of the agreement, Mr. Schatz will serve as our Chief Financial Officer for an initial term of three years from August 1, 2012 (the “Effective Date”).  Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one year periods.  Under the agreement, Mr. Schatz is paid a base annual salary of $160,000 and was also granted 225,000 stock options.  The base salary is subject to an annual increase at the sole discretion our board of directors.  The board may further award him, at its sole discretion, an annual bonus of up to 30% of his base salary and grant additional stock options.

If the agreement is terminated by us without cause (as defined in the agreement) or the we notify Mr. Schatz that we will not renew the agreement, we will be required to pay him a severance payment equal to three months of his base salary payable in regular intervals following such termination or expiration of the agreement.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

2012 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Ronald Linares	$-	$-	$-		$-	$-	$-	$-
David Jaques	-	-	44,225	(1)	-	-	-	44,225
Randall Smith	-	-	-		-	-	-	-
Fraser Clarke	-	-	20,050	(2)	-	-	-	20,050
David Souaid	-	-	20,050	(2)	-	-	-	20,050
Doug Schneider	-	-	20,050	(2)	-	-	-	20,050
John Harris	-	-	26,733	(3)	-	-	-	26,733

(1)
Compensation related to a stock option grant on December 1, 2011 for 100,000 shares at an exercise price of $1.30 per share. The option is outstanding at December 31, 2012, and 27,083 shares are vested at December 31, 2012.

(2)
Compensation related to a stock option grant on January 18, 2011 for 75,000 shares at an exercise price of $1.75 per share. The option is outstanding at December 31, 2012, and 25,000 shares are vested at December 31, 2012.

(3)
Compensation related to a stock option grant on January 18, 2011 for 100,000 shares at an exercise price of $1.75 per share. The option is outstanding at December 31, 2012, and 33,000 shares are vested at December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 15, 2013, certain information regarding the beneficial ownership of our common stock.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless otherwise indicated, the address of each shareholder is c/o the Company, 58 West Buffalo Road, Suite 200, Chandler, AZ 85225.

Name of Beneficial Owner	Number of Shares	Percentage (1)
CommerceTel Canada Corporation	7,267,972	31.3%
1 First Canadian Place
100 King Street West
Toronto, ON M5X 1B2
Dennis Becker (2)	7,844,449	33.2%
Timothy Schatz	80,569	*
David Souaid	36,458	*
David Jaques	38,541	*
Fraser Clarke (3)	7,304,430	31.4%
Doug Schneider	184,161	*
John Harris	48,611	*
John Liviakis	1,445,162	6.2%
Adsparq Limited	2,125,000	9.2%
Executive Officers and Directors as a Group (six persons)	7,894,705	33.1%

* Denotes less than 1%

(1)
Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2013.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Includes 7,267,972 shares owned by CommerceTel Canada Corporation (“CTel Canada”) of which Mr. Becker may be deemed to be the beneficial owner in his capacity as President and Chief Executive Officer of that entity.  Mr. Becker disclaims beneficial ownership in the shares owned by CTel Canada in excess of his proportional ownership of CTel Canada.

(3)
Includes 7,267,972 shares owned by CTel Canada of which Mr. Clarke may be deemed the beneficial owner in his capacity as Chairman of that entity.  Mr. Clarke disclaims beneficial ownership in the shares owned by CTel Canada in excess of his proportional ownership of CTel Canada.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2011, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2012 and December 31, 2011, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

2012 Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. A member of the Company's Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. During the year ended December 31, 2012, the Company began work on two projects for Optimal Payments Corporation and recognized revenue of $162,500.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnity agreements with certain directors, officers and other key employees of ours under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Nevada law and our bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

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

The following table represents aggregate fees billed to us for the years ended December 31, 2012 and 2011 by M&K, CPAs and Mayer Hoffman McCann P.C., our principal auditors for such periods. All fees described below were approved by the board of directors.

	December 31, 2012	December 31, 2011
	M&K CPAs	M&K CPAs	Mayer Hoffman
Audit Fees	$54,400	$47,555	$43,600
Audit-Related Fees	-	-	6,500
Tax Fees	3,650	-	7,000
All Other Fees	-	-	-
Total Fees	$58,050	$47,555	$57,100

Board of Directors’ Pre-Approval Policies and Procedures

The board of directors has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, M&K CPAs. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the board’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service.

The board of directors has determined that the rendering of the services other than audit services by M&K CPAs is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements of Mobivity Holdings Corp. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement dated November 2, 2010 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (10)
4.1	Form of 2010 10% Senior Secured Promissory Bridge Note (4)
4.2	Secured Subordinated Promissory Note, effective as of April 1, 2011(1)
4.3	Form of Warrant (1)
4.4	Form of Secured Subordinated Promissory Note (5)
4.5	Form of Unsecured Subordinated Promissory Note (5)
4.6	Form of 2012 10% Senior Secured Promissory Bridge Note (8)
4.7	Form of Amendment to 2012 10% Senior Secured Convertible Bridge Notes (11)
10.1	Form of Security Agreement (4)
10.2	Form of Subsidiary Guaranty (4)
10.3	Employment Agreement dated December 24, 2010 with Dennis Becker (6)
10.4	Asset Purchase Agreement dated March 3, 2011 by and among the Company, CommerceTel, Inc., Adsparq and selling shareholders (1)
10.5	Acquisition Agreement, effective as of April 1, 2011 by and among the Company, CommerceTel, Inc., Mobile Visions, Inc., Mobivity LLC and their controlling shareholders (6)
10.6	Form of Subscription Agreement (1)
10.7	Asset Purchase Agreement between the Company and Digimark LLC dated June 9, 2011 (5)
10.8	Amendment No. 1 dated July 8, 2011 to Asset Purchase Agreement (5)
10.9	Amendment No. 2 dated as of August 1, 2011 to Asset Purchase Agreement (5)
10.10	Form of Securities Purchase Agreement for 2012 10% Senior Secured Promissory Bridge Note (8)
10.11	Form of Security Agreement for 2012 10% Senior Secured Promissory Bridge Note (8)
10.12	Form of Guaranty for 2012 10% Senior Secured Promissory Bridge Note (8)
10.13	Form of Registration Rights Agreement for 2012 10% Senior Secured Promissory Bridge Note (8)
10.14	Employment Agreement entered into August 1, 2012 by and between the Company and Timothy Schatz (9)**
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Timothy Schatz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Timothy Schatz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS***	XBRL Instance Document*
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document*
* Filed herewith
** Indicates management compensatory plan, contract or arrangement
***Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the deferral securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 7, 2010
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 15, 2011
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2012
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2012
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2012
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 21, 2013	MOBIVITY HOLDINGS CORP.

/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Director	March 21, 2013

/s/ Timothy Schatz	Chief Financial Officer	March 21, 2013

/s/ Ronald Linares	Director	March 21, 2013

/s/ David Jaques	Director	March 21, 2013

/s/ Randall Smith	Director	March 21, 2013

/s/ Fraser Clarke	Director	March 21, 2013

/s/ David Souaid	Director	March 21, 2013

/s/ Doug Schneider	Director	March 21, 2013

/s/ John Harris	Director	March 21, 2013