Form 10-Q
period 2013-03-31
MOBIVITY HOLDINGS CORP.
filed 2013-05-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No 

As of April 22, 2013, the registrant had 23,218,117 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets
	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$44,182	$363
Accounts receivable, net of allowance for doubtful accounts of $33,102 and $44,700, respectively	211,278	414,671
Acquisition deposit	195,630	-
Other current assets	89,234	30,009
Total current assets	540,324	445,043

Equipment, net	12,255	14,111
Goodwill	2,259,624	2,259,624
Intangible assets, net	412,155	444,112
Other assets	33,800	187,117
TOTAL ASSETS	$3,258,158	$3,350,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$608,114	$514,949
Accrued interest	429,399	321,368
Accrued and deferred personnel compensation	274,929	299,534
Deferred revenue - related party	35,262	35,262
Deferred revenue and customer deposits	187,054	181,731
Convertible notes payable, net of discount	4,237,633	2,857,669
Notes payable	171,984	171,984
Derivative liabilities	4,194,373	3,074,504
Other current liabilities	112,246	250,144
Earn-out payable	-	2,032,881
Total current liabilities	10,250,994	9,740,026

Commitments and Contingencies (See Note 9)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 23,218,117 and 23,218,117 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	23,218	23,218
Common stock payable	1,711,490	-
Additional paid-in capital	25,521,840	25,412,932
Accumulated deficit	(34,249,384)	(31,826,169)
Total stockholders' equity (deficit)	(6,992,836)	(6,390,019)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,258,158	$3,350,007

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Revenues	$1,027,993	$1,013,206
Cost of revenues	284,622	367,769
Gross margin	743,371	645,437

Operating expenses
General and administrative	532,628	917,582
Sales and marketing	362,896	347,251
Engineering, research, and development	94,055	160,213
Depreciation and amortization	33,813	154,617
Total operating expenses	1,023,392	1,579,663

Loss from operations	(280,021)	(934,226)

Other income/(expense)
Interest income	3	-
Interest expense	(1,447,359)	(358,178)
Change in fair value of derivative liabilities	(1,001,550)	(460,487)
Gain on adjustment in contingent consideration	305,712	60,651
Total other income/(expense)	(2,143,194)	(758,014)

Loss before income taxes	(2,423,215)	(1,692,240)

Income tax expense	-	-

Net loss	$(2,423,215)	$(1,692,240)

Net loss per share - basic and diluted	$(0.10)	$(0.07)

Weighted average number of shares during the period - basic and diluted	23,218,117	22,797,641

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(2,423,215)	$(1,692,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(12,772)	46,384
Common stock issued for services	-	270,000
Stock-based compensation	93,502	113,861
Depreciation and amortization expense	33,813	154,617
Gain on adjustment in contingent consideration	(305,712)	(60,650)
Change in fair value of derivative liabilities	1,001,550	460,487
Amortization of deferred financing costs	-	35,154
Amortization of note discounts	1,334,729	277,349
Increase (decrease) in cash resulting from changes in:
Accounts receivable	216,165	(29,797)
Other current assets	(59,225)	(324,119)
Other assets	-	2,939
Accounts payable	93,165	225,636
Accrued interest	108,031	41,740
Accrued and deferred personnel compensation	(24,605)	106,077
Deferred revenue - related party	-	(33,000)
Deferred revenue and customer deposits	5,323	9,912
Other liabilities	(260)	67,303
Net cash provided by (used in) operating activities	60,489	(328,347)

INVESTING ACTIVITIES
Purchases of equipment	-	(5,515)
Acquisition deposit	(195,630)	-
Net cash used in investing activities	(195,630)	(5,515)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	200,000	585,100
Payments on notes payable	(21,040)	(188,894)
Payments on cash payment obligation	-	(62,500)
Net cash provided by financing activities	178,960	333,706

Net change in cash	43,819	(156)
Cash at beginning of period	363	396
Cash at end of period	$44,182	$240

Supplemental disclosures:
Cash paid during period for :
Interest	$3,960	$4,835
Non-cash investing and financing activities:
Note discount	$133,725	$320,557
Adjustment to derivative liability due to note repayment	$15,406	$49,728
Common stock payable recorded for earn out payment related to the Boomtext acquisition	$1,711,490	$-
Settlement of working capital asset related to the Boomtext acquisition	$153,317	$-

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)

Balance, December 31, 2012	23,218,117	$23,218	$-	$25,412,932	$(31,826,169)	$(6,390,019)
Adjustment of derivative liability due to note repayment	-	-	-	15,406	-	15,406
Value of shares issuable for Boomtext earn-out payment	-	-	1,711,490	-	-	1,711,490
Stock based compensation	-	-	-	93,502	-	93,502
Net loss	-	-	-	-	(2,423,215)	(2,423,215)
Balance, March 31, 2013	23,218,117	$23,218	$1,711,490	$25,521,840	$(34,249,384)	$(6,992,836)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Notes to Consolidated Financial Statements
(Unaudited)

1.  Reverse Merger Transaction and Accounting

Reverse Merger Transaction

Mobivity Holdings Corp. (the “Company”) was incorporated as Ares Ventures Corporation in Nevada in 2008. In November 2010, the Company acquired CommerceTel, Inc., which was wholly-owned by CommerceTel Canada Corporation, in a reverse merger, or the “Merger”. Pursuant to the Merger, all of the issued and outstanding shares of CommerceTel, Inc. common stock were converted, at an exchange ratio of 0.7268-for-1, into an aggregate of 10,000,000 shares of the Company’s common stock, and CommerceTel, Inc. became a wholly owned subsidiary of the Company. In connection with the Merger, the Company changed its corporate name to CommerceTel Corporation in October 2010. The accompanying condensed consolidated financial statements, common share and weighted average common share basic and diluted information have been retroactively adjusted to reflect the exchange ratio in the Merger.

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, we have incurred continued losses, have a net working capital deficiency, and have an accumulated deficit of approximately $34.2 million as of March 31, 2013. These factors among others create a substantial doubt about our ability to continue as a going concern. The Company is dependent upon sufficient future revenues, additional sales of our securities or obtaining debt financing in order to meet its operating cash requirements. Barring the Company’s generation of revenues in excess of its costs and expenses or its obtaining additional funds from equity or debt financing, or receipt of significant licensing prepayments, the Company will not have sufficient cash to continue to fund the operations of the Company through September 30, 2013. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to our Company’s cash needs, we raised additional bridge financing totaling $3,596,350 between January 2012 and March 2013. Longer term, we anticipate that we will raise additional equity financing through the sale of shares of the Company’s common stock in order to finance our future investing and operating cash flow needs. However, there can be no assurance that such financings will be available on acceptable terms, or at all.

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

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company’s cash balances at March 31, 2013 and December 31, 2012 were $44,182 and $363, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$-
Intangibles, net (non-recurring)	$-	$-	$412,155	$-
Derivatives (recurring)	$-	$-	$4,194,373	$(1,001,550)

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$(742,446)
Intangibles, net (non-recurring)	$-	$-	$444,112	$(145,396)
Derivatives (recurring)	$-	$-	$3,074,504	$359,530

The Company recorded goodwill and intangible assets as a result of the business combinations that were completed during 2011. These assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

The Company recorded derivative liabilities as a result of: (i) the variable maturity conversion feature (“VMCO”) in its convertible notes payable; (ii) the additional security issuance feature (“ASID”) in its convertible notes payable notes, common stock and warrants; and (iii) warrants issued to non-employees that are treated as derivative liabilities. These liabilities were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

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

Accounts Receivable and Factoring Agreement

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

From time to time, the Company may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred. As of March 31, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $33,102 and $44,700, respectively. As of March 31, 2013 and December 31, 2012, one customer’s balance represented 11% and 43%, respectively, of total accounts receivable.

Factoring Agreement

In connection with a factoring agreement that the Company entered into during the three months ended March 31, 2013, the Company transfers ownership of eligible accounts receivable with recourse to a third party purchaser in exchange for cash. The Company receives a percentage of the proceeds immediately upon sale of the account, and receives the remaining proceeds once the third party purchaser collects on the account. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in operations in the period of the sale.

Factoring discount fees, which increase based on the time frame of receivables outstanding, approximate 2% of the invoice amount as of March 31, 2013, with the customer repaying the invoice within 90 days from the invoice date.

During the three months ended March 31, 2013, the Company sold $290,577 of trade accounts receivable, received cash proceeds of $237,009, and recorded fees and losses related to the sales of $5,635 in general and administrative expense in the consolidated statement of operations. At March 31, 2013, the third party purchaser owes the Company $47,933 which is recorded in other current assets.

Equipment

Equipment, which is recorded at cost, consists primarily of computer equipment and is depreciated using the straight-line method over the estimated useful lives of the related assets (generally five years or less). Costs incurred for maintenance and repairs are expensed as incurred and expenditures for major replacements and improvements are capitalized and depreciated over their estimated remaining useful lives. Depreciation expense for the periods ended March 31, 2013 and 2012 was $1,856 and $6,618, respectively. Accumulated depreciation for the Company’s equipment at March 31, 2013 and December 31, 2012 totaled $158,030 and $156,174, respectively.

Net property and equipment were as follows:

	March 31, 2013	December 31, 2012
Equipment	$155,716	$155,716
Furniture and Fixtures	14,569	14,569
Subtotal	170,285	170,285
Less accumulated depreciation	(158,030)	(156,174)
Total	$12,255	$14,111

Goodwill and Other Intangible Assets

During the year ended December 31, 2011, the Company completed three acquisitions which resulted in the recording of goodwill and other intangible assets.

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

The Company’s evaluation of goodwill completed during the year ended December 31, 2012 resulted in an impairment charge of $742,446, related to its three acquisitions during 2011.

As of March 31, 2013 and December 31, 2012, amortizable intangible assets consist of patents, trademarks, customer contracts, customer relationships, trade name, acquired technology, and non-compete agreements. These intangibles are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

During the year ended December 31, 2012 the Company recognized an impairment charge of $145,396 related to the intangible assets acquired in its three acquisitions during 2011.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, “Property, Plant and Equipment” ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires that those assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

See Note 4 for detailed information on the Company’s derivative liabilities.

Revenue Recognition

The Company’s “C4” Mobile Marketing and Customer Relationship Management (CRM) and Txtstation Control Center platforms are hosted solutions. The Company generates revenue from licensing its software to clients in its software as a service (SaaS) model, per-message and per-minute transactional fees, and customized professional services. The Company recognizes license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. The Company recognizes revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. The Company considers authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. As for the Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

As of March 31, 2013 and December 31, 2012, deferred revenues from related parties totaled $35,262 and $35,262 respectively. The Company recognized deferred revenue from related parties during the periods ended March 31, 2013 and 2012 totaling $-0- and $33,000, respectively. As of March 31, 2013 and December 31, 2012, deferred revenues from third parties totaled $169,954 and $164,631, respectively.

During the period ended March 31, 2013, one customer accounted for 29% of our revenues.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718 Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant). In accordance with ASC 718, the Company estimates forfeitures at the time of grant and revises the estimates if necessary, if actual forfeiture rates differ from those estimates. Stock options issued to employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The Company recorded employee stock based compensation for the periods ended March 31, 2013 and 2012 of $64,960 and $92,255, respectively. The Company recorded director stock based compensation for the periods ended March 31, 2013 and 2012 of $28,542 and $21,606, respectively. See Note 6.

The Company accounts for equity instruments, including restricted stock or stock warrants, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock warrants issued to non-employees are accounted for as derivative liabilities at their estimated fair value determined using a Monte Carlo simulation. At the date of issuance, the fair value of the stock warrants is expensed to change in fair value of derivative liabilities. The fair value of options granted to non-employees is re-measured as they vest, and the resulting change in value, if any, is recognized as change in fair value of derivative liabilities during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests. See Note 4.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the periods ended March 31, 2013 and 2012, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the periods ended March 31, 2013 and 2012, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  Goodwill and Purchased Intangibles

Goodwill

The Company completed three acquisitions in 2011 that resulted in the recording of goodwill. The carrying value of goodwill at March 31, 2013 and December 31, 2012 was $2,259,624 and $2,259,624, respectively.

As required under ASC 350, “Intangibles - Goodwill and Other”, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, and is tested for impairment on at least an annual basis.

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

Intangible assets

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2013 and December 31, 2012:

	Balance at		Balance at
	December 31, 2012	Amortization	March 31, 2013
Patents and trademarks	$111,620	$(2,099)	$109,521
Customer contracts	78,765	(6,059)	72,706
Customer relationships	29,056	(7,264)	21,792
Trade name	30,588	(2,353)	28,235
Technology / IP	193,458	(13,557)	179,901
Non-compete	625	(625)	-
	$444,112	$(31,957)	$412,155

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years. During the periods ended March 31, 2013 and 2012, the Company recorded amortization expense related to its purchased intangibles of $31,957 and $147,999, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

The estimated future amortization expense of purchased intangible assets as of March 31, 2013 is as follows:

Year ending December 31,	Amount
2013	$93,999
2014	96,275
2015	96,275
2016	47,570
2017	8,396
Thereafter	69,640
Total	$412,155

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

4.  Derivative Liabilities

As discussed in Note 5 under Bridge Financing, the Company issued convertible notes payable that provide for the issuance of warrants to purchase its common stock at a future date. The conversion term for the convertible notes is variable based on certain factors. The number of warrants to be issued is based on the future price of the Company’s common stock. As of March 31, 2013 and December 31, 2012, the number of warrants to be issued is indeterminate. Due to the fact that the number of warrants issuable is indeterminate, the equity environment is tainted and all additional warrants and convertible debt are included in the value of the derivative. Pursuant to ASC 815-15 “Embedded Derivatives”, the fair values of the VMCO and the ASID were recorded as derivative liabilities on the issuance date.

As discussed in Note 6 under Common Stock, the Company completed a private placement in September 2011. The private placement structure consisted of a series of identical subscription agreements for the sale of units comprised of shares of the Company’s common stock at a price of $1.50 per share and an equivalent number of warrants at an exercise price of $2.00. Both the common shares and the warrants contain anti-dilutive, or down round, price protection.  Pursuant to ASC 815-15 Embedded Derivatives and ASC 815-40 Contracts in Entity’s Own Equity, the Company recorded a derivative liability for the warrants issued in the transactions.

In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement.

The down round price protection on the common shares expired in August 2012, and the down round price protection for the warrants terminates when the warrants expire or are exercised.

As discussed in Note 5 under Bridge Financing, all note holders with convertible notes payable maturing in February 2012 extended the maturity date through May 2012. As consideration to the note holders for the extension of the maturity date, the Company provided allonges which consisted of the accrued interest on each convertible note payable as of January 31, 2012. The allonges are convertible into shares of common stock at the latest financing price. The value of the allonges was recorded as a derivative liability at the issuance date.

As discussed in Note 6 under Warrants, the Company accounts for warrants issued to non-employees as derivative liabilities.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At March 31, 2013 and December 31, 2012, the Company recorded current derivative liabilities of $4,194,373 and $3,074,504. The net change in fair value of the derivative liabilities for the periods ended March 31, 2013 and 2012 was a loss of $1,001,550 and $460,487, respectively, which were reported as other income/(expense) in the consolidated statements of operations.

The following table presents the derivative liabilities by instrument type as of March 31, 2013 and December 31, 2012:

Derivative Value by Instrument Type	March 31, 2013	December 31, 2012
Convertible Bridge Notes	$3,911,699	$2,850,085
Common Stock and Warrants	154,342	129,378
Non-employee Warrants	128,332	95,041
	$4,194,373	$3,074,504

The following table presents details of the Company’s derivative liabilities from December 31, 2012 to March 31, 2013:

Total
Balance December 31, 2011	$1,573,859
Issuances in derivative value due to new security issuances of notes	5,352,404
Issuances in derivative value due to allonges	118,633
Issuances in derivative value due to vesting of non-employee warrants	485,700
Adjustment to derivative liability due to note repayment	(167,827)
Adjustment to derivative liability due to note conversion	(3,323,084)
Adjustment to derivative liability due to warrant expiration	(1,318)
Change in fair value of derivative liabilities	(963,863)
Balance December 31, 2012	3,074,504
Issuances in derivative value due to new security issuances of notes	133,725
Issuances in derivative value due to vesting of non-employee warrants	12,581
Adjustment to derivative liability due to note repayment	(15,406)
Change in fair value of derivative liabilities	988,969
Balance March 31, 2013	$4,194,373

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

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of notes, common stock and warrants:
●   Stock prices on all measurement dates were based on the fair market value
●   Down round protection is based on the subsequent issuance of common stock at prices less than $0.50 per share and warrants less than $0.50 per share
●   The probability of future financing was estimated at 100%
●   Computed volatility ranging from 87.7% to 88.4%
●   Risk free rates ranging from 0.07% to 0.25%

For issuances of non-employee warrants:
●   Computed volatility of 88.1%
●   Risk free rates ranging from 0.35% to 0.42%
●   Expected life (years) ranging from 2.73 to 3.52

See Note 8 for a discussion of fair value measurements.

5.  Bridge Financing, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

Summary

From 2010 to 2013, the Company issued 10% Senior Secured Convertible Bridge Notes Payable to various accredited investors, and then extended the due dates on the majority of the convertible notes payable several times.  These convertible notes payable are collectively referred to as “Bridge Notes” or “new Bridge Notes”. At March 31, 2013, the due date on the outstanding new Bridge Notes was April 15, 2013. As discussed in Note 12, the due date on the new Bridge Notes was extended to October 15, 2013.

The Bridge Notes contain embedded derivative liabilities. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recorded discounts for the VMCO and ASID. The discounts are amortized to interest expense over the term of the convertible notes payable using the effective interest method. In accordance with ASC 815-15 “Embedded Derivatives”, the Company determined that the VMCO and the ASID represented embedded derivative features, and these are shown as derivative liabilities on the consolidated balance sheet. See Note 4.

The Company capitalized costs associated with the issuance of the Bridge Notes, and amortized these costs to interest expense over the term of the related Bridge Notes using the effective interest method.

The Company’s obligations under the new Bridge Notes outstanding at March 31, 2012 are secured by all of the assets of the Company, including all shares of Mobivity, Inc., its wholly owned subsidiary.

As of March 31, 2013, the amount owed to one note holder of $36,659 was past due. This amount was repaid in April 2013, see Note 12.

The following table summarizes information relative to the outstanding new Bridge Notes at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Bridge notes payable	$4,521,378	$4,342,418
Less unamortized discounts:
VMCO	(84,547)	(481,390)
ASID	(199,198)	(1,003,359)
Bridge notes payable, net of discounts	$4,237,633	$2,857,669

Following is a detailed discussion of the Bridge Notes transactions.

2011 and Prior

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its 10% Senior Secured Convertible Bridge Notes Payable (the “Bridge Notes”) in the aggregate principal amount of $1,010,000 (the “Financing”). The Bridge Notes accrued interest at the rate of 10% per annum.

The entire principal amount evidenced by the Bridge Notes (the “Principal Amount”) plus all accrued and unpaid interest were due on the earlier of (i) the date the Company completed a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the Principal Amount (a “Qualifying Financing”), and (ii) November 2, 2011. If the Bridge Notes were held to maturity, the Company would pay, at the option of the holder: i) in cash or ii) in securities to be issued by the Company in the Qualifying Financing at the same price paid by other investors. The Bridge Notes were secured by a first priority lien and security interest in all of the Company’s assets.

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

2012 and 2013

In January, 2012, the Company issued additional Bridge Notes in the principal amount of $520,000. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

In March 2012, the Company repaid Bridge Notes totaling $65,000.

In April 2012, all note holders with Bridge Notes maturing in February 2, 2012 extended the maturity date through May 2, 2012. As consideration to the note holders for the extension of the maturity date, the Company provided allonges which consisted of the accrued interest for each Bridge Note as of January 31, 2012, which are convertible into shares of common stock at the latest financing price. The value of the allonges was recorded as a derivative liability. See Note 4.

In March 2012 and April 2012, the Company issued additional Bridge Notes in the aggregate principal amount of $220,100 with a due date of May 2, 2012. In May 2012, theses notes were cancelled and converted into the new Bridge Notes discussed below.

In May and June 2012, the Company issued to a number of accredited investors its new Bridge Notes in the principal amount of $4,347,419 (the “new Bridge Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,169 of principal amount plus accrued and unpaid interest outstanding under its previously issued Bridge Notes that were cancelled and converted into the new Bridge Notes. The new Bridge Notes accrue interest at the rate of 10% per annum.

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

In November 2012, the Company repaid a new Bridge Note totaling $5,000.

In January 2013, the Company partially repaid a new Bridge Note totaling $21,040.

In March 2013, the Company issued new Bridge Notes totaling $200,000 that contain the same rights and privileges as the previously issued new Bridge Notes.

Discounts recorded related to the Bridge Notes

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded discounts to the Bridge Notes for the VMCO and ASID. The discounts will be amortized to interest expense over the term of the Bridge Notes using the effective interest method.

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

The new Bridge Notes contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation. The embedded derivatives, as they represent additional consideration given to the new Bridge Note holders, were treated as a discount on the debt that is being amortized over the life of the new Bridge Notes which originally ended on October 15, 2012. The note discounts booked as reductions to the new Bridge Notes during 2012 were fully amortized to interest expense in 2012.

The new Bridge Notes with the extended due date of April 15, 2013 contain embedded derivatives that on their inception date were valued with a Monte Carlo simulation. The embedded derivatives, as they represent additional consideration given to the new Bridge Note holders, were treated as a discount on the debt that is being amortized over the life of the new Bridge Notes which now ends on April 15, 2013. The note discounts recorded as reductions to the new Bridge Notes during October 2012 were $849,135 and $1,769,857, respectively, for the VMCO and the ASID. The Company recorded $1,272,642 of interest expense during the three months ended March 31, 2013 related to the amortization of these discounts.  The value of the discounts at March 31, 2013 is $212,107 which will be amortized to interest expense through April 15, 2015 using the effective interest method.

The Company recorded a VMCO discount of $29,451 and an ASID discount of $104,274 as reductions to the new Bridge Notes issued in March 2013. The Company recorded $62,087 of interest expense during the three months ended March 31, 2013 related to the amortization of these discounts. The value of the discounts at March 31, 2013 is $71,638 which will be amortized to interest expense through April 15, 2013 using the effective interest method.

The following table presents details of the Company’s discounts to its Bridge Notes from December 31, 2011 to March 31, 2013:

	VMCO	ASID	Total
December 31, 2011	$(12,031)	$(47,739)	$(59,770)
Additions	(1,409,797)	(3,942,607)	(5,352,404)
Amortization	940,438	2,986,987	3,927,425
December 31, 2012	(481,390)	(1,003,359)	(1,484,749)
Additions	(29,451)	(104,274)	(133,725)
Amortization	426,294	908,435	1,334,729
March 31, 2013	$(84,547)	$(199,198)	$(283,745)

During the three months ended March 31, 2013 and 2012, the Company recorded note discount amortization to interest expense of $1,334,729 and $274,097, respectively.

Deferred financing costs related to the Bridge Notes

The Company capitalizes deferred financing costs and amortizes the capitalized amounts to interest expense over the term of the Bridge Notes using the effective interest method. The Company recorded interest expense related to the amortization of deferred financing costs for the three months ended March 31, 2013 and 2012 totaling $-0- and $35,154, respectively.

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

The $194,658 unsecured subordinated promissory note did not bear interest. Accordingly, the Company recorded the promissory note at the present value of the payments over the subsequent periods which amounted to $182,460. The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note. The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accretes the debt discount to the face amount of the promissory note. Accretion of the debt discount for the three months ended March 31, 2013 and 2012 totaled $-0- and $2,466, respectively. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”.

The outstanding balance on the promissory note at March 31, 2013 and December 31, 2012 is $100,000 for both dates. This note is currently past due.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of March 31, 2013 and December 31, 2012:

	Notes Payable		Accrued Interest
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bridge notes, net, as discussed above	$4,237,633	$2,857,669	$364,741	$261,213

Convertible notes payable, net of discounts	4,237,633	2,857,669	364,741	261,213

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	14,530	13,775

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note. Currently past due.	51,984	51,984	25,579	24,297

Digimark, LLC subordinated promissory note, net, as discussed above. Currently past due.	100,000	100,000	24,549	22,083

Notes payable	171,984	171,984	64,658	60,155

Totals	$4,409,617	$3,029,653	$429,399	$321,368

Interest Expense

The following table summarizes interest expense for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Amortization of note discounts	$1,334,729	$277,349
Amortization of deferred financing costs	-	35,154
Other interest expense	112,630	45,675
	$1,447,359	$358,178

The Company paid interest in cash during the three months ended March 31, 2013 and 2012 totaling $3,960 and $4,835, respectively.

6.  Stockholders’ Equity (Deficit)

Common Stock

The Company did not issue any shares of common stock during the three months ended March 31, 2013, and had 23,218,117 shares of common stock outstanding as of that date.

Common Stock Payable

The Company has an earn-out commitment associated with the acquisition of Boomtext from Digimark, LLC. The earn-out payment (payable March 31, 2013) consists of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).

As of March 31, 2013, the estimated value of the earn-out payment of $1,711,490 has been recorded as common stock payable in stockholders’ deficit. As of December 31, 2012, the estimated value of the earn-out payment of $2,032,881 was recorded as a current liability.

The Company expects to issue approximately 1,148,000 shares of common stock in satisfaction of the earn-out payment during the second quarter of 2013.

For the three months ended March 31, 2013 and 2012, the Company recorded a gain related to the change in the estimated dollar value of the earn-out payable of $305,712 and $60,651, respectively, which are recorded in other income/(expense) is the consolidated statement of operations.

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

A summary of option activity under the 2010 Plan from December 31, 2012 to March 31, 2013 is presented below:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at December 31, 2012	1,955,000	$0.77	4.44	$-
Granted	375,000	$0.25	4.95
Exercised	-	$-	-
Canceled/forfeited/expired	(67,709)	$1.19	3.80
Outstanding at March 31, 2013	2,262,291	$0.67	4.34	$-

Options vested and exercisable at March 31, 2013	724,577	$0.90	4.34	$-

Unrecognized expense at March 31, 2013	$696,493

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the date indicated.

The total number of shares vested and the fair value of shares vested for the three months ended March 31, 2013 and 2012, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the three months ended March 31, 2013	168,125	$103,184
Fair value of options vested during the three months ended March 31, 2012	398,636	$184,839

The following table summarizes information concerning options outstanding at March 31, 2013:

Awards Breakdown by Range as at March 31, 2013
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.25 to $0.69	1,747,500	4.34	$0.38	421,873	2.73	$0.32
$1.16 to $1.80	514,791	6.23	$1.65	302,704	6.57	$1.70

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards Breakdown by Range as at December 31, 2012
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32 to $0.69	1,410,000	3.71	$0.43	374,997	2.98	$0.32
$1.16 to $1.80	545,000	6.33	$1.66	181,455	6.30	$1.69

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values. During the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation in operating expenses for employees and directors totaling $93,502 and $113,861, respectively.

The Company vesting term for employees is generally a 4 year term and vest as follows; the first installment equaling 25% of the grant, shall become exercisable on the first anniversary of the date of the Option, and additional installments shall become exercisable monthly at the rate of 1/36 of the 75% grant balance over the ensuing 36 months. During the three months ended March 31, 2013 and 2012, the Company recorded $64,960 and $92,255 of employee stock based compensation and expects to expense approximately $535,000 of additional employee stock based compensation over the next twelve months.

The Company vesting term for directors is generally a 3 year term and vest as follows; in (3) equal annual installments of 33 1/3% of the Shares covered by this Option, the first installment to be exercisable on the first anniversary of the date of the Option, with an additional 33 1/3% of such Shares becoming exercisable on each of the two successive anniversary dates. During the three months ended March 31, 2013 and 2012, the Company recorded $28,542 and $21,606 of director stock based compensation and expects to expense approximately $162,000 of additional director stock based compensation over the twelve months.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model in determining its option expense. The weighted-average estimated fair value of the employee stock options granted during the three months ended March 31, 2013 and 2012 was $0.14 per share and $0.50 per share, respectively. The ranges of assumptions used during the three months ended March 31, 2013 and 2012 are as follows:

	Stock Option Assumptions for the three months ended March 31,
	2013	2012
Expected volatility	122.0%	65.0%
Risk-free interest rate	0.42% to 0.60%	0.30% to 0.45%
Forfeiture rate	16.0%	0.0%
Expected dividend rate	0.0%	0.0%
Expected life (yrs)	2.77 to 3.58	2.77 to 3.58

The expected volatility in 2013 is based on the historical publicly traded price of the Company’s common stock. The expected volatility prior to 2013 is based on the weighted average of the historical volatility of publicly traded surrogates in the Company’s peer group.

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

The following table summarizes weighted average grant date fair value activity:

	Weighted Average
	Grant Date Fair Value
	2013	2012
Stock options granted during the three months ended March 31,	$0.17	$0.54
Stock options vested during the three months ended March 31,	$0.61	$0.45
Stock options canceled/forfeited/expired during the three months ended March 31,	$0.47	$0.26

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

As of March 31, 2013, vested warrants totaled 679,575 pursuant to the three non-employee warrant agreements.

The warrants issued to non-employees are accounted for as derivative liabilities pursuant to the authoritative guidance for equity based payments to non-employees. The warrants were valued using a Monte Carlo Simulation. See Note 4 for assumptions used in the Monte Carlo simulation.

The fair values of the warrants are estimated at the vesting date and are revalued at each subsequent reporting date. At March 31, 2013 and December 31, 2012, the Company recorded derivative liabilities for the non-employee warrants totaling $128,332 and $95,041, respectively. The change in fair value of the derivative liabilities for the three months ended March 31, 2013 and 2012 was a loss of $33,291 and $320,944, respectively, which was recorded in change in fair value of derivative liabilities in the consolidated statements of operations.

A summary of non-employee warrant activity under the 2010 Plan from December 31, 2012 to March 31, 2013 is presented below:

Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at December 31, 2012	905,000	$0.33	4.10	$-
Granted	-	-	-
Exercised	-	-	-
Canceled/forfeited/expired	-	-	-
Outstanding at March 31, 2013	905,000	0.33	3.85	$-

Warrants vested and exercisable at March 31, 2013	679,575	$0.33	3.54	$-

The following table summarizes information concerning warrants outstanding at March 31, 2013:

Awards Breakdown by Range as at March 31, 2013
	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	3.86	$0.32	677,076	3.54	$0.32
$1.75	5,000	3.27	$1.75	2,499	3.27	$1.75

The following table summarizes information concerning warrants outstanding at December 31, 2012:

	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	4.10	$0.32	620,827	3.76	$0.32
$1.75	5,000	3.52	$1.75	2,187	3.52	$1.75

Warrants issued to note holders

As discussed in Note 5 under Bridge Financing, the Company is obligated to issue warrants or shares pursuant to its Bridge Notes. The number of warrants / shares issuable pursuant to the agreements is not known as of March 31, 2013.

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock. The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding. In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Bridge Notes with a principal amount of $210,000 discussed above in Note 5 under Bridge Financing. The warrants are exercisable for four years from the date of issuance. In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement.

The number of warrants issued to these note holders remains unchanged at March 31, 2013. The estimated fair value of these warrants is included in the “Common Stock and Warrants” derivative value (see Note 4) as of March 31, 2013 and December 31, 2012.

7.  Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, deferred revenue and stock-based compensation. In assessing the potential realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

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

At March 31, 2013 and December 31, 2012, the Company recorded a derivative liability related to the VMCO and the ASID in connection with its Bridge Notes (See Note 5), and the common stock and warrants issued in 2011 (See Note 6 under Common Stock) at the aggregate fair value of $4,194,373 and $3,074,504 utilizing unobservable inputs. The change in fair value of these liabilities is included in other income (expense) in the consolidated statements of operations. The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates. As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See Note 4 for a table that provides a reconciliation of the beginning and ending balances of the derivative liabilities as of December 31, 2012 and March 31, 2013.

9.  Commitments and Contingencies

Litigation

In September 2012, the Company initiated litigation against a former client (the “Defendant”) for failure to pay the Company’s invoices for services rendered under its Master License and Services Agreement. The complaint was filed in Superior Court of California, San Diego County. The litigation seeks to recover $67,795 in services and interest penalties. As of March 31, 2013, negotiations to settle the litigation with the Defendant have ceased, and the Company is seeking to obtain a judgment against the Defendant.

Operating Lease and Lease Exit Obligation

The Company has a lease agreement for 6,730 square feet, as amended, for its office facilities in Chandler Arizona through December 2015.  Monthly rental payments, excluding common area maintenance charges, are $11,557 in 2013, $11,958 in 2014 and $12,357 in 2015.

The minimum lease payments required over the next five years is shown below.

Minimum Lease Payments
2013	$104,007
2014	143,492
2015	148,281
2016	-
2017	-
Thereafter	-
$395,780

The Company had a lease agreement for its office facilities in San Diego, California through September 2012. Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility. The property was vacated in November 2011 and returned to the owner. As of March 31, 2013, the Company has a Lease Exit Obligation which consists of unpaid rent totaling $36,615 for the period December 2011 through September 2012. The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities (including related common area maintenance charges and lease abandonment charges) was $42,795 and $49,289, respectively, for the three months ended March 31, 2013 and 2012.

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

The purchase price consists of: (1) $300,000 in cash to satisfy identified liabilities of Seller, with priority to back employee taxes, trust funds, penalties and interest; (2) 750,000 shares of the Company’s common stock; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

The original Letter of Intent was to expire January 15, 2013. In January 2013, an amendment was executed to the Letter of Intent to acquire the assets of Sequence, LLC, extending the expiration date to March 15, 2013. As of March 31, 2013, the Letter of Intent has expired, but the parties to the Letter of Intent are moving forward with the acquisition transaction.

In March 2013, the Company paid $195,630 of the required $300,000 cash payment to the Seller, and recorded this payment as an acquisition deposit in current assets. The Company completed the acquisition transaction in May 2013, see Note 12.

10.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the three months ended March 31, 2013 and 2012, the Company made no contributions to the Plan.

11.  Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. A member of the Company's Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. The Company recognized revenue from this related party during the three months ending March 31, 2013 and 2012 totaling $-0- and $33,000, respectively. As of March 31, 2013, the remaining balance of prepaid services is $35,262.

See Note 12 for related party transactions completed subsequent to March 31, 2013.

12.  Subsequent Events

Bridge Notes

In April 2013, the Company issued new Bridge Notes totaling $75,000 that contain the same rights and privileges as the previously issued new Bridge Notes.

In April 2013, the Company repaid a new Bridge Note totaling $36,659.

In April 2013, the Company issued a new Bridge Note to its Chief Financial Officer totaling $20,000 that contains the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013.

In May 2013, a majority of the new Bridge Note holders agreed to extend the maturity date of the new Bridge Notes to October 15, 2013 from April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the new Bridge Note holders have the option to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.25 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Notes entitled the new Bridge Note holders to convert the principal and interest under the new Bridge Notes into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like).

In May 2013, the Company issued new Bridge Notes totaling $187,500 that contain the same rights and privileges as the previously issued and amended new Bridge Notes.

In May 2013, the Company issued a new Bridge Note to its Chief Executive Officer totaling $17,500 that contains the same rights and privileges as the previously issued and amended new Bridge Notes.

Acquisition

In May 2013, the Company completed its acquisition of the assets of Sequence, LLC as discussed in Note 9. The Company paid the remaining cash portion ($104,370) of the purchase price prior to closing, and issued the 750,000 shares of its common stock at closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed in this report, under the caption “Risk Factors” included in our 2012 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 21, 2013 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Recent Events

Acquisition

In May 2013, we acquired the assets of Sequence, LLC (“Sequence”) related to a mobile customer loyalty application.  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash which was paid prior to closing; (2) 750,000 shares of our common stock which were issued at closing; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

Bridge Note Financing

In 2012 and 2013, we issued additional 10% Senior Secured Convertible Bridge Notes in the aggregate of $4,033,999. (See discussion of Bridge Note Financing in Liquidity and Capital Resources, and Note 5 in Notes to Consolidated Financial Statements).

As of March 31, 2013, the outstanding principal amount of convertible notes payable totaled $4,521,378, and the due date was April 15, 2013. As of the date of this report, the outstanding principal amount of convertible notes payable totaled $4,821,378, and the due date is October 15, 2013 as discussed below.

In May 2013, a majority of the note holders agreed to extend the due date to October 15, 2013. In consideration of the note holders’ agreement to extend the maturity date, the amendment provides that the holders have the option to convert the principal and interest under the notes into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.25 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the notes entitled the note holders to convert the principal and interest under the notes into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like).

Results of Operations

Three Months March 31, 2013 Compared to Three Months ended March 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 were $1,027,993, an increase of $14,787, or 1.5%, compared to the same period in 2012. The small net increase is primarily attributable to an increase of 49.5% in revenues from the operations of Boomtext, resulting from a substantial increase in subscriber-based licensing.  This increase was offset by decreases of 35.5% and 61.0% in revenues derived from Mobivity (legacy acquisition) and CommerceTel business lines, respectively.  The decrease in Mobivity (legacy acquisition) revenues were primarily due to the focus on small businesses within the Boomtext business line.  CommerceTel revenues declined significantly due to the loss of several large-enterprise accounts that were not replaced with new sales in 2013.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 was $284,622, a decrease of $83,417, or 23% compared to the same period in 2012.  This decrease is primarily attributable to lower costs for messaging, messaging related fixed costs, and sales commission expenses.  Messaging and related fixed costs have declined as we further assimilated the acquisitions of 2011, leveraged volume to obtain pricing discounts, and consolidated vendors.  Sales commission expenses during the quarter ended March 31, 2013 decreased 34% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts and a smaller inside sales staff.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $743,371, an increase of $97,934, or 15%, compared to the same period in 2012. Gross profit as a percentage of revenue for the three months ended March 31, 2013 increased to 72% compared to 64% for the same period in 2012. The increase is primarily attributable to reduced cost of sales resulting from further assimilation of the acquisitions of 2011, leveraged volume to obtain pricing discounts, and consolidation of vendors.

General and Administrative

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $532,628 and $917,582, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of $386,466 is primarily attributable to the following changes: decrease in stock-based compensation of $267,067 because we are at the end of the expense recognition period for many of our options; a decrease in bad debt expense of $59,156 due to favorable collection efforts and the establishment of an adequate reserve in prior periods; a decrease in payroll expense of $52,921 related to lower headcount; and an increase in consulting expenses of $27,993 related to lower employee headcount.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended March 31, 2013 and 2012 were $362,896 and $347,251, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $15,645 is primarily attributable to a one-time charge of $20,400 related to reimbursement of client expenses.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended March 31, 2013 and 2012 were $94,055 and $160,213, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of $66,158 is primarily attributable to the following changes: decrease in payroll expense of $29,355 due to lower headcount; and a decrease in stock-based compensation of $19,196 because we are at the end of the expense recognition period for many of our options.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 were $33,813 and $154,617, respectively. Such expenses consist of depreciation on our equipment and amortization of our intangible assets. The decrease of $120,804 is primarily attributable to the lower amortizable base of our intangible assets in 2013 after the impairment write-offs that we recorded in 2012 and 2011.

Loss from Operations

Our loss from operations for the three months ended March 31, 2013 was $280,021, a decrease of $654,205, or 70%, compared to the same period in 2012. The decrease is a function of the increases and decreases discussed above.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $1,447,359 and $358,718, respectively. Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Stated interest for the three months ended March 31, 2013 and 2012 was $112,630 and $45,675, respectively. The principal balance of our outstanding notes payable was higher in 2013 than in 2012, resulting in higher stated interest expense for the three months ended March 31, 2013.

Amortization of note discounts recorded as interest expense for the three months ended March 31, 2013 and 2012 was $1,334,729 and $277,349, respectively. We issued additional notes payable in 2012 subsequent to March 31, 2012, resulting in increased VMCO and ASID discounts which are being amortized over future periods.

Amortization of deferred financing costs for the three months ended March 31, 2013 and 2012 was $-0- and $35,154, respectively. We capitalized costs associated with the issuance of our notes, and amortize these costs over the term of the related notes.

Change in Fair Value of Derivative Liabilities

The change in fair value for derivative liabilities for the three months ended March 31, 2013 and 2012 was a loss of $1,001,550 and $460,487, respectively. The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the three months ended March 31, 2013, the volatility assumptions input into the Monte Carlo models were updated with the Company’s own stock (as two years of comparable data was now available), as compared to the use of guideline companies during previous periods, which increases the reliability of the underlying data in the models, but which also increased the value of the derivatives which in turn caused the increased losses in the current period.

Gain on Adjustment in Contingent Consideration

The gain on adjustment in contingent consideration for the three months ended March 31, 2013 and 2012 was $305,712 and $60,651, respectively. These gains represent a reduction in the estimated earn-out payable on the BoomText acquisition at each period end.

Net Loss

The net losses for the three months ended March 31, 2013 and 2012 were $2,423,215 and $1,692,240, respectively. Factors affecting the change in net losses are discussed above.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets of $540,324, including $44,182 in cash, and current liabilities of $10,250,994, resulting in negative working capital of $9,710,670.

The negative working capital balance at March 31, 2013 includes $4,602,374 of net principal and interest on our Bridge Notes and $4,194,373 of derivative liabilities related to the Bridge Note investments. If we are able to convince the holders to convert the principal and interest on the Bridge Notes into equity, and assuming all derivative liabilities are reduced to zero upon conversion of the Bridge Notes, our pro-forma negative working capital at March 31, 2013 would be $913,923.

As of the date of this report, and assuming revenue projections for the second and third quarters of 2013 are attained, we believe we have working capital on hand and projected cash equivalents sufficient to fund our current level of operations through September 2013. Assuming our Bridge Notes and related accrued interest are converted into equity and our derivative liabilities are reduced to zero in October 2013, we believe that we require approximately $500,000 of additional working capital in order to fund our current level of operations over the next 12 months. If we are unsuccessful in convincing our note holders to convert the principal and interest on the Bridge Notes into equity, our working capital requirements will increase commensurately.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2012, states that due to our recurring operating losses from operations, negative cash flows from operations and dependence on additional financing to fund operations, there is substantial doubt about our ability to continue as a going concern.

In addition, all of our assets are currently subject to a first priority lien in favor of the holders of our outstanding convertible notes payable in the current aggregate principal amount of $4,521,378. The notes are due on October 15, 2013, if we are unable to repay or refinance our obligations under those notes by October 15, 2013, the holders of the notes will have the right to foreclose on their security interests and seize our assets. To avoid such an event, we may be forced to seek bankruptcy protection, however a bankruptcy filing would, in all likelihood, materially adversely affect our ability to continue our current level of operations. In the event we are not able to refinance or repay the notes, but negotiate for a further extension of the maturity date of the notes, we may be required to pay significant extension fees in cash or shares of our equity securities or otherwise make other forms of concessions that may adversely impact the interests of our common stockholders.

Cash Flows from Operating Activities

Our operating activities resulted in net cash provided by operations of $60,489 for the three months ended March 31, 2013 compared to net cash used by operations of $328,347 for the same period in 2012.

The net cash used in operating activities for the three months ended March 31, 2013 reflects a net loss of $2,423,215 offset by a reversal of bad debt expense of $12,772, stock-based compensation of $93,502, depreciation and amortization expense of $33,813, gain on adjustment in contingent consideration of $305,712, change (loss) in fair value of derivative liabilities of $1,001,550, and amortization of note discounts of $1,334,729. For the three months ended March 31, 2013, the net benefit of the non-cash items totaled $2,145,110.

Increases and decreases in cash resulting from changes in operating assets and liabilities for the three months ended March 31, 2013 included an increase from accounts receivable of $216,165, a decrease from other current assets of $59,225, an increase from accounts payable of $93,165, an increase from accrued interest of $108,031, and other minor factors.

The net cash used in operating activities for the three months ended March 31, 2012 reflects a net loss of $1,692,240 offset by bad debt expense of $46,384, common stock issued for services of $270,000, stock-based compensation of $113,861, depreciation and amortization of $154,617, gain on adjustment of contingent consideration of $60,650, change (loss) in fair value of derivative liabilities of $460,487, amortization of deferred financing costs of $35,154, and amortization of note discounts of $277,349. For the three months ended March 31, 2012, the net benefit of the non-cash items totaled $1,297,202.

Increases and decreases in cash resulting from changes in operating assets and liabilities for the three months ended March 31, 2012 included a decrease from other current assets of $324,119, an increase from accounts payable of 225,636, an increase from accrued compensation of $106,077, an increase from other liabilities of $67,303, and other minor factors.

Cash Flows from Investing Activities

Cash flows from investing activities for the three months ended March 31, 2013 consist of the acquisition deposit of $195,630.

Cash flows from investing activities for the three months ended March 31, 2012 consist of equipment purchases of $5,515.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $178,960 and $333,706, respectively.

During the three months ended March 31, 2013, we received proceeds of $200,000 from the issuance of 10% Senior Secured Convertible Bridge Notes, and we paid $21,040 on the 10% Senior Secured Convertible Bridge Notes.

During the three months ended March 31, 2012, we received proceeds of $585,100 from the issuance of 10% Senior Secured Convertible Bridge Notes. We paid $65,000 on the $10% Senior Secured Bridge Notes, $123,894 on the principal balance of the notes issued in the Mobivity and Boomtext acquisitions, and $62,500 on the cash payment obligation resulting from the Txtstation acquisition.

Non Cash Financing Activities

During the three months ended March 31, 2013, non-cash investing and financing activities totaling $2,013,938 consisting of $133,725 of discounts recorded on our notes payable, $15,406 in adjustments to our derivative liabilities due to note repayments, $1,711,490 recorded as common stock payable for the earn out payment related to the Boomtext acquisition, and $153,317 for the settlement of the working capital asset related to the Boomtext acquisition.

During the three months ended March 31, 2012, non-cash investing and financing activities totaling $370,285 consisting of $320,557 of discounts recorded on our notes payable and $49,728 in adjustments to our derivative liabilities due to note repayments.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, as defined by section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2013 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2012, and included in our annual report on Form 10-K filed with the SEC on March 21, 2013, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5.  Other Information

In May 2013, we acquired the assets of Sequence, LLC (“Sequence”) related to a mobile customer loyalty application.  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash which was paid prior to closing; (2) 750,000 shares of our common stock which were issued at closing; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

Financial statements for Sequence are not required to be filed pursuant to Rule 8-04(b) of Regulation S-X (17 CFR 210.8-04(b)).

Item 6.	Exhibits.

Exhibit No.	Description	Method of Filing
10.1	Form of Amendment to 10% Senior Secured Convertible Bridge Notes due October 15, 2013	Filed as Exhibit 99.1 to Current Report on Form 8-K filed on dated May 10, 2013
10.2	Asset Purchase Agreement by and among Mobivity Holdings Corp., Mobivity, Inc. and Sequence LLC	Filed electronically herewith
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.INS	XBRL Instance Document*	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document*	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document*	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document*	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document*	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document*	Filed electronically herewith

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

Mobivity Holdings Corp.

Date: May 15, 2013	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)