Form 10-Q
period 2013-06-30
MOBIVITY HOLDINGS CORP.
filed 2013-08-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 96,618,482 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$4,998,148	$363
Accounts receivable, net of allowance for doubtful accounts of $34,930 and $44,700, respectively	305,732	414,671
Other current assets	69,242	30,009
Total current assets	5,373,122	445,043

Equipment, net	13,120	14,111
Goodwill	4,213,699	2,259,624
Intangible assets, net	1,738,773	444,112
Other assets	33,800	187,117
TOTAL ASSETS	$11,372,514	$3,350,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$476,780	$514,949
Accrued interest	110,714	321,368
Accrued and deferred personnel compensation	325,281	299,534
Deferred revenue - related party	-	35,262
Deferred revenue and customer deposits	300,324	181,731
Convertible notes payable, net of discount	-	2,857,669
Notes payable	20,000	171,984
Derivative liabilities	209,089	3,074,504
Other current liabilities	231,567	250,144
Earn-out payable	46,567	2,032,881
Total current liabilities	1,720,322	9,740,026

Non-current liabilities
Earn-out payable	177,433	-
Total non-current liabilities	177,433	-
Total liabilities	1,897,755	9,740,026

Commitments and Contingencies (See Note 10)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 96,079,318 and 23,218,117 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	96,080	23,218
Equity payable	349,694	-
Additional paid-in capital	53,153,190	25,412,932
Accumulated deficit	(44,124,205)	(31,826,169)
Total stockholders' equity (deficit)	9,474,759	(6,390,019)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,372,514	$3,350,007

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Revenues	$1,085,610	$1,009,398	$2,113,603	$2,022,604
Cost of revenues	311,390	332,458	596,012	700,228
Gross margin	774,220	676,940	1,517,591	1,322,376

Operating expenses
General and administrative	787,698	796,946	1,320,323	1,714,527
Sales and marketing	1,435,444	381,868	1,798,341	729,119
Engineering, research, and development	157,184	135,760	251,239	295,973
Depreciation and amortization	58,315	146,766	92,129	301,383
Total operating expenses	2,438,641	1,461,340	3,462,032	3,041,002

Loss from operations	(1,664,421)	(784,400)	(1,944,441)	(1,718,626)

Other income/(expense)
Interest income	18	2,568	21	2,568
Interest expense	(4,899,193)	(880,321)	(6,346,553)	(1,238,499)
Change in fair value of derivative liabilities	(2,812,048)	654,477	(3,813,598)	193,990
Gain (loss) on adjustment in contingent consideration	(499,177)	16,131	(193,465)	76,782
Total other income/(expense)	(8,210,400)	(207,145)	(10,353,595)	(965,159)

Loss before income taxes	(9,874,821)	(991,545)	(12,298,036)	(2,683,785)

Income tax expense	-	-	-	-

Net loss	$(9,874,821)	$(991,545)	$(12,298,036)	$(2,683,785)

Net loss per share - basic and diluted	$(0.28)	$(0.04)	$(0.42)	$(0.12)

Weighted average number of shares
during the period - basic and diluted	35,099,827	22,797,641	29,224,981	22,797,641

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(12,298,036)	$(2,683,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(10,778)	79,179
Common stock issued for services	18,375	270,000
Common stock issued for late payment	-	160,468
Stock-based compensation	1,277,794	210,429
Depreciation and amortization expense	92,129	301,382
(Gain) loss on adjustment in contingent consideration	193,465	(76,782)
Change in fair value of derivative liabilities	3,813,598	(193,990)
Amortization of deferred financing costs	-	100,857
Amortization of note discounts	6,134,367	1,020,749
Loss on sale of assets	-	164
Increase (decrease) in cash resulting from changes in:
Accounts receivable	147,184	(110,239)
Other current assets	(33,733)	(540,553)
Other assets	-	(2,060)
Accounts payable	(84,388)	(189,617)
Accrued interest	159,132	83,598
Accrued and deferred personnel compensation	25,747	(22,826)
Deferred revenue - related party	(35,262)	-
Deferred revenue and customer deposits	1,926	(86,611)
Other liabilities	119,061	454,123
Net cash used in operating activities	(479,419)	(1,225,514)

INVESTING ACTIVITIES
Purchases of equipment	(2,799)	(9,732)
Acquisitions	(400,000)	-
Net cash used in investing activities	(402,799)	(9,732)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	700,000	3,148,470
Payments on notes payable	(1,609,682)	(772,547)
Payments on cash payment obligation	-	(87,500)
Proceeds from issuance of common stock, net of issuance costs	6,789,685	-
Net cash provided by financing activities	5,880,003	2,288,423

Net change in cash	4,997,785	1,053,177
Cash at beginning of period	363	396
Cash at end of period	$4,998,148	$1,053,573

Supplemental disclosures:
Cash paid during period for :
Interest	$51,569	$33,108
Non-cash investing and financing activities:
Debt discount from derivatives	$4,614,714	$2,733,412
Adjustment to derivative liability due to note repayment	$40,511	$181,646
Adjustment to derivative liability due to note conversion	$10,726,967	$1,020,859
Adjustment to derivative liability due to Allonge / ASID conversion	$349,694	$-
Adjustment to derivative liability due to non-employee warrant conversion	$176,555	$-
Issuance of common stock for Boomtext earn-out	$2,210,667	$-
Issuance of common stock for acquisitions	$1,218,060	$-
Issuance of note payable for acquisition	$1,365,096	$-
Earn-out payable recorded for acquisition	$224,000	$-
Conversion of accrued interest into notes payable	$-	$137,649
Conversion of notes payable into common stock	$4,984,720	$-
Conversion of accrued interest into common stock	$369,786	$-
Settlement of working capital asset related to the Boomtext acquisition	$153,317	$-

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)

Balance, December 31, 2012	23,218,117	$23,218	$-	$25,412,932	$(31,826,169)	$(6,390,019)
Shares issued for Boomtext earn-out payment	1,483,669	1,484	-	2,209,183	-	2,210,667
Issuance of common stock for acquisitions	7,750,000	7,750	-	1,210,310	-	1,218,060
Issuance of common stock for cash, net of transaction costs of $486,720	36,780,000	36,780	-	6,752,905	-	6,789,685
Issuance of common stock for conversion of note principal and interest	26,772,532	26,773	-	5,327,733	-	5,354,506
Issuance of common stock for services	75,000	75	-	18,300	-	18,375
Common stock issuable for allonge	-	-	131,248	-	-	131,248
Adjustment of derivative liability for note conversion	-	-	218,446	10,726,967	-	10,945,413
Adjustment of derivative liability for note repayment	-	-	-	40,511	-	40,511
Adjustment of derivative liability for non-employee warrant conversion				176,555		176,555
Stock based compensation	-	-	-	1,277,794	-	1,277,794
Net loss	-	-	-	-	(12,298,036)	(12,298,036)
Balance, June 30, 2013	96,079,318	$96,080	$349,694	$53,153,190	$(44,124,205)	$9,474,759

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

In connection with the Company’s acquisition of assets from Mobivity, LLC, the Company changed its corporate name to Mobivity Holdings Corp. and its operating company name from CommerceTel, Inc. to Mobivity, Inc., in August 2012.

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

Purchase Accounting

The Company accounts for acquisitions pursuant to Accounting Standards Codification (“ASC”) No. 805 “Business Combinations”. The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company’s cash balances at June 30, 2013 and December 31, 2012 were $4,998,148 and $363, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$4,213,699	$-
Intangibles, net (non-recurring)	$-	$-	$1,738,773	$-
Derivatives (recurring)	$-	$-	$209,089	$(3,813,598)
Earn-out payable (non-recurring)	$-	$-	$224,000	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$(742,446)
Intangibles, net (non-recurring)	$-	$-	$444,112	$(145,396)
Derivatives (recurring)	$-	$-	$3,074,504	$359,530

The Company recorded goodwill and intangible assets as a result of the acquisitions completed in 2011 and 2013.

These assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

As of December 31, 2012, the Company recorded derivative liabilities as a result of: (i) the variable maturity conversion feature (“VMCO”) in its convertible notes payable; (ii) the additional security issuance feature (“ASID”) in its convertible notes payable notes, common stock and warrants; and (iii) warrants issued to non-employees that are treated as derivative liabilities. These liabilities were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques. As of June 30, 2013, the only remaining derivative liability related to the common stock and warrants.

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

From time to time, the Company may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred. As of June 30, 2013 and December 31, 2012, the Company recorded an allowance for doubtful accounts of $34,930 and $44,700, respectively.

As of June 30, 2013, two customers’ balances represented 49% of total accounts receivable. As of December 31, 2012, one customer’s balance represented and 43% of total accounts receivable.

Factoring Agreement

In connection with a factoring agreement that the Company entered into in 2013, the Company transfers ownership of eligible accounts receivable with recourse to a third party purchaser in exchange for cash. The Company receives a percentage of the proceeds immediately upon sale of the account, and receives the remaining proceeds once the third party purchaser collects on the account. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in operations in the period of the sale.

Factoring discount fees, which increase based on the time frame of receivables outstanding, approximate 2% of the invoice amount, with the customer repaying the invoice within 90 days from the invoice date.

During the three months ended June 30, 2013, the Company sold $210,886 of trade accounts receivable, received cash proceeds of $239,918, and recorded fees and losses related to the sales of $4,419 in general and administrative expense in the consolidated statement of operations.

During the six months ended June 30, 2013, the Company sold $501,463 of trade accounts receivable, received cash proceeds of $476,927, and recorded fees and losses related to the sales of $10,054 in general and administrative expense in the consolidated statement of operations.

At June 30, 2013, the third party purchaser owed the Company $14,482 which is recorded in other current assets.

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

Depreciation expense for the three months ended June 30, 2013 and 2012 was $1,934 and $6,766, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $3,790 and $13,384, respectively. Accumulated depreciation amounts are noted in the table below.

Net property and equipment were as follows:
	June 30, 2013	December 31, 2012
Equipment	$158,515	$155,716
Furniture and Fixtures	14,569	14,569
Subtotal	173,084	170,285
Less accumulated depreciation	(159,964)	(156,174)
Total	$13,120	$14,111

Goodwill and Other Intangible Assets

In 2011, the Company completed three acquisitions which resulted in the recording of goodwill and other intangible assets; and the Company capitalized patent costs related to its acquisition of U.S. Patent Number 6,788,769 from eMediacy, Inc.

During the six months ended June 30, 2013, the Company completed two acquisitions which resulted in the recording of goodwill and other intangible assets. See Note 3.

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

As of June 30, 2013 and December 31, 2012, amortizable intangible assets consist of patents, trademarks, customer contracts, customer and merchant relationships, trade name, acquired technology, and non-compete agreements. These intangibles are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

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

The company generates revenue from the Stampt App through customer agreements with business owners.  Revenue is principally derived from monthly subscription fees which provide a license for unlimited use of the Stampt App by the business owner and their customers.  The subscription fee is billed each month to the business owner.  There are no setup fees and revenue is recognized monthly as the subscription revenues are billed.  There are no per-minute or transaction fees associated with the Stampt App.

As of December 31, 2012, deferred revenues from a related party totaled $35,262. This party ceased being a related party in June 2013. The Company recognized deferred revenue from this related party during the three months ended June 30, 2013 and 2012 totaling $-0- and $51,000, respectively. The Company recognized deferred revenue from this related party during the six months ended June 30, 2013 and 2012 totaling $-0- and $84,000, respectively.

As of June 30, 2013 and December 31, 2012, deferred revenues from third parties totaled $300,324 and $164,631, respectively.

During the three months ended June 30, 2013, one customer accounted for 30% of our revenues. During the six months ended June 30, 2013, one customer accounted for 30% of our revenues. No such concentrations existed in 2012.

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

The Company recorded employee stock based compensation for the three months ended June 30, 2013 and 2012 of $1,184,045 and $95,568, respectively.

The Company recorded employee stock based compensation for the six months ended June 30, 2013 and 2012 of $1,277,794 and $210,429, respectively.

The Company accounts for equity instruments, including restricted stock or stock warrants, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock warrants issued to non-employees are accounted for as derivative liabilities at their estimated fair value determined using a Monte Carlo simulation. At the date of issuance, the fair value of the stock warrants is expensed to change in fair value of derivative liabilities. The fair value of options granted to non-employees is re-measured as they vest, and the resulting change in value, if any, is recognized as change in fair value of derivative liabilities during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests. See Note 5.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three month and six month periods ended June 30, 2013 and 2012, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three month and six month periods ended June 30, 2013 and 2012, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in ASU No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

3. Acquisitions

Sequence Acquisition

On May 13, 2013, the Company acquired certain assets of Sequence, LLC (“Sequence”) pursuant to an asset purchase agreement. Pursuant to the asset purchase agreement, the Company acquired all application software, URL’s, websites, trademarks, brands, customers and customer lists from Sequence. The Company assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash; (2) 750,000 shares of the Company’s common stock valued based on the closing market price on the acquisition date at $183,750; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing with a fair value of $224,000.

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

The acquisition has been accounted for as a business combination and the Company valued the assets acquired at their fair values on the date of acquisition. An independent valuation expert (Vantage Point Advisors) was hired to assist the Company in determining these fair values. Accordingly, the assets of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The allocation of the purchase price to the assets acquired based upon fair value determinations was as follows:

Merchant relationships	$181,000
Trade name	76,000
Developed technology	71,000
Goodwill	379,750
Total assets acquired	$707,750

The purchase price consisted of the following:

Cash	$300,000
Common stock	183,750
Earn-out payable	224,000
Total purchase price	$707,750

Pro forma results of operations were not included due to the investment test not reaching the level of a significant acquisition.

Front Door Insights Acquisition

On May 20, 2013, the Company acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”), pursuant to an asset purchase agreement. The assets and liabilities acquired from FDI consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.

The purchase price consisted of: (1) $100,000 in cash; (2) a promissory note in the principal amount of $1,400,000; and (3) 7,000,000 shares of the Company’s common stock valued based on the closing market price on the acquisition date at $1,034,310.

The promissory note delivered by the Company to FDI under the asset purchase agreement was non-interest bearing and was due and payable on August 20, 2013. As a result of note payable not bearing interest, a discount on the note payable of $34,904 was recorded. The Company paid the $1,400,000 promissory note on June 17, 2013.  As a result of the early repayment, the discount of $34,904 was fully amortized on June 17, 2013.

The asset purchase agreement includes a working capital adjustment pursuant to which the number of shares issuable to FDI will be increased, or decreased, in the event the working capital of FDI exceeds, or is less than, $10,000, respectively, as of the closing.  In either event, the number of shares issuable to FDI will be increased or decreased, as the case may be, by a share amount equal to the amount by which the working capital as of the closing exceeds or is less than $10,000, divided by $0.25.  Pursuant to the asset purchase agreement, 25% of the shares to be issued to FDI, or 1,750,000 shares, will be held in escrow and available for offset against any claims for indemnification that might be brought by the Company against FDI or its members, during the first 12 months following the close, for certain breaches of the asset purchase agreement.

The asset purchase agreement contains customary representations, warranties and covenants by the parties, including each party’s agreement to indemnify the other against any claims or losses arising from their breach of the asset purchase agreement.  FDI and its members have also agreed that for a period of three years following the closing not to engage in the business of providing interactive mobile marketing platforms or services or to solicit the pre-closing clients, vendors or employees of FDI, except in each case on behalf of the Company.

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

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$5,500
Accounts receivable	27,467
Contracts	813,000
Customer relationships	22,000
Developed technology	96,000
Non-compete agreement	124,000
Goodwill	1,574,325
Total assets acquired	2,662,292
Liabilities assumed	(162,886)
Net assets acquired	$2,499,406

The purchase price consists of the following:

Cash	$100,000
Promissory note, net	1,365,096
Common stock	1,034,310
Total purchase price	$2,499,406

The following information presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2013 as if the FDI acquisition described above had occurred on January 1, 2013, and the results of operations for the year ended December 31, 2012 as if the FDI acquisition described above had occurred on January 1, 2012. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in compensation expense related to additional head-count and amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Pro Forma Results of Operations for the Six Months Ended June 30, 2013

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)
			Pro forma		Pro forma
	Mobivity	FDI	adjustments		combined
Revenues
Revenues	$2,113,603	$162,280	$-		$2,275,883
Cost of revenues	596,012	54,371	-		650,383
Gross margin	1,517,591	107,909	-		1,625,500

Operating expenses
General and administrative	1,320,323	71,720	-		1,392,043
Sales and marketing	1,798,341	4,888	229,258	(b)	2,032,487
Engineering, research, and development	251,239	87,994	-		339,233
Depreciation and amortization	92,129	-	68,469	(c)	160,598
Total operating expenses	3,462,032	164,602	297,727		3,924,361

Loss from operations	(1,944,441)	(56,693)	(297,727)		(2,298,861)

Other income/(expense)
Interest income	21	-	-		21
Interest expense	(6,346,553)	(6,785)	-		(6,353,338)
Change in fair value of derivative liabilities	(3,813,598)	-	-		(3,813,598)
Gain (loss) on adjustment in contingent consideration	(193,465)	-	-		(193,465)
Total other income/(expense)	(10,353,595)	(6,785)	-		(10,360,380)

Loss before income taxes	(12,298,036)	(63,478)	(297,727)		(12,659,241)

Income tax expense	-	-	-		-

Net loss	$(12,298,036)	$(63,478)	$(297,727)		$(12,659,241)

Net loss per share - basic and diluted	$(0.42)				$(0.37)

Weighted average number of shares
during the period - basic and diluted	29,224,981				34,630,537

Pro Forma Results of Operations for the Year ended December 31, 2012

	Mobivity	FDI	Pro forma adjustments		Pro forma combined
Revenues
Revenues	$4,079,745	$347,797	$-		$4,427,542
Cost of revenues	1,300,325	183,819	-		1,484,144
Gross margin	2,779,420	163,978	-		2,943,398

Operating expenses
General and administrative	2,984,531	155,568	-		3,140,099
Sales and marketing	1,562,520	45,292	1,541,050	(b)	3,148,862
Engineering, research, and development	562,459	199,953	-		762,412
Depreciation and amortization	549,151	-	178,509	(c)	727,660
Goodwill impairment	742,446	-	-		742,446
Intangible asset impairment	145,396	-	-		145,396
Total operating expenses	6,546,503	400,813	1,719,559		8,666,875

Loss from operations	(3,767,083)	(236,835)	(1,719,559)		(5,723,477)

Other income/(expense)
Interest income	2,833	-	-		2,833
Interest expense	(4,559,564)	(4,105)	(234,115)	(a)	(4,797,784)
Change in fair value of derivative liabilities	359,530	-	-		359,530
Gain on adjustment in contingent consideration	625,357	-	-		625,357
Total other income/(expense)	(3,571,844)	(4,105)	(234,115)		(3,810,064)

Loss before income taxes	(7,338,927)	(240,940)	(1,953,674)		(9,533,541)

Income tax expense	-	-	-		-

Net loss	$(7,338,927)	$(240,940)	$(1,953,674)		$(9,533,541)

Net loss per share - basic and diluted	$(0.32)				$(0.32)

Weighted average number of shares
during the period - basic and diluted	23,069,669				30,069,669

Pro Forma Adjustments

The following pro forma adjustments are based upon the value of the tangible and intangible assets acquired as determined by an outside, independent valuation firm.

(a)	Represents interest expense and note discount amortization for notes payable issued in conjunction with the transaction.
(b)	Represents salary, bonus and stock based compensation (year ended December 21, 2012) for headcount added in conjunction with the transaction.
(c)	Represents amortization of intangible assets for the period.

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2013 and December 31, 2012 was $4,213,699 and $2,259,624, respectively. Goodwill at June 30, 2013 includes $1,954,075 recorded as a result of two acquisitions during the three months ended June 30, 2013. See Note 3.

Intangible assets

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2013 and December 31, 2012:

	Balance at			Balance at
	December 31, 2012	Additions	Amortization	June 30, 2013
Patents and trademarks	$111,620	$-	$(4,199)	$107,421
Customer contracts	78,765	813,000	(25,164)	866,601
Customer and merchant relationships	29,056	203,000	(16,428)	215,628
Trade name	30,588	76,000	(6,413)	100,175
Acquired technology	193,458	167,000	(30,867)	329,591
Non-compete agreement	625	124,000	(5,268)	119,357
	$444,112	$1,383,000	$(88,339)	$1,738,773

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

During the six months ended June 30, 2013, the following intangibles were purchased with the following useful lives:

Sequence, LLC:

	Fair value	Useful Lives
Merchant relationships	$181,000	12 years
Trade name	76,000	5 years
Developed technology	71,000	5 years

Front Door Insights LLC:

	Fair value	Useful Lives
Contracts	813,000	7 years
Customer relationships	22,000	12 years
Developed technology	96,000	5 years
Non-compete agreement	124,000	3 years

During the three months ended June 30, 2013 and 2012, the Company recorded amortization expense related to its purchased intangibles of $56,382 and $139,999, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the six months ended June 30, 2013 and 2012, the Company recorded amortization expense related to its purchased intangibles of $88,339 and $287,999, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

The estimated future amortization expense of purchased intangible assets as of June 30, 2013 is as follows:

Year ending December 31,	Amount
2013	$174,162
2014	319,268
2015	319,268
2016	245,283
2017	190,064
Thereafter	490,728
Total	$1,738,773

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

5.  Derivative Liabilities

Convertible notes payable and underlying warrants

As discussed in Note 6 under Bridge Financing, the Company issued convertible notes payable that provided for the issuance of warrants to purchase its common stock at a future date. The conversion term for the convertible notes was variable based on certain factors. The number of warrants to be issued was based on the future price of the Company’s common stock.

As of December 31, 2012 and through June 17, 2013, the number of warrants to be issued was indeterminate. Due to the fact that the number of warrants issuable was indeterminate, the equity environment was tainted and the fair value of all of the warrants underlying the convertible notes payable was recorded as a derivative liability. The fair values of the VMCO and the ASID were recorded as derivative liabilities on the issuance date pursuant to ASC 815-15 “Embedded Derivatives”.

On June 17, 2013, the Company converted all of the outstanding convertible notes payable into shares of its common stock, and issued the warrants underlying the convertible notes payable. At that time, the derivative liabilities related to the VMCO and ASID totaling $7,792,657 were converted into additional paid-in capital.

Private Placement Shares and Warrants

As discussed in Note 7 under Common Stock, the Company completed a private placement in September 2011 for the sale of units consisting of shares of common stock and warrants. Both the common shares and the warrants contain anti-dilutive, or down round, price protection. Pursuant to ASC 815-15 “Embedded Derivatives” and ASC 815-40 “Contracts in Entity’s Own Equity”, the Company recorded a derivative liability for the warrants issued in the transactions.

The down round price protection on the common shares expired in August 2012, and the down round price protection for the warrants terminates when the warrants expire or are exercised.

Allonge

As discussed in Note 6 under Bridge Financing, all note holders with convertible notes payable maturing in February 2012 extended the maturity date through May 2012. As consideration to the note holders for the extension of the maturity date, the Company provided allonges which consisted of the accrued interest on each convertible note payable as of January 31, 2012. The allonges were convertible into shares of common stock at the latest financing price. The value of the allonges was recorded as a derivative liability at the issuance date.

On June 17, 2013, the number of shares issuable under the allonges was determined, but the shares were not issued prior to June 30, 2013. The value of the allonges as of June 17, 2013 totaling $131,248 was recorded as equity payable, thus removing the derivative liability.

Non-employee Warrants

As discussed in Note 7 under Warrants, the Company accounts for warrants issued to non-employees as derivative liabilities. On June 17, 2013, the equity environment was no longer tainted and the derivative liabilities related to the non-employee warrants totaling $176,555 were converted into additional paid-in capital.

Summary

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At June 30, 2013 and December 31, 2012, the Company recorded current derivative liabilities of $209,089 and $3,074,504, respectively.

The net change in fair value of the derivative liabilities for the three months ended June 30, 2013 and 2012 was a loss of $2,812,048 and a gain of $654,477, respectively, which were reported as other income/(expense) in the consolidated statements of operations.

The net change in fair value of the derivative liabilities for the six months ended June 30, 2013 and 2012 was a loss of $3,813,598 and a gain of $193,990, respectively, which were reported as other income/(expense) in the consolidated statements of operations.

The following table presents the derivative liabilities by instrument type as of June 30, 2013 and December 31, 2012:

Derivative Value by Instrument Type	June 30, 2013	December 31, 2012
Convertible Bridge Notes	$-	$2,850,085
Common Stock and Warrants	209,089	129,378
Non-employee Warrants	-	95,041
	$209,089	$3,074,504

The following table presents details of the Company’s derivative liabilities from December 31, 2012 to June 30, 2013:

Balance December 31, 2012	$3,074,504
Issuances in derivative value due to new security issuances of notes	4,614,714
Issuances in derivative value due to vesting of non-employee warrants	26,969
Adjustment to derivative liability due to note repayment	(40,511)
Adjustment to derivative liability due to note conversion into new notes	(3,152,786)
Adjustment to derivative liability due to note conversion into equity	(7,923,875)
Adjustment to derivative liability due to non-employee warrant conversion	(176,555)
Change in fair value of derivative liabilities	3,786,629
Balance June 30, 2013	$209,089

The Company calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of notes, common stock and warrants:

●	Stock prices on all measurement dates were based on the fair market value
●	Down round protection for dates prior to April 15, 2013 is based on the subsequent issuance of common stock at prices less than $0.50 per share and warrants with exercise prices less than $0.50 per share. Down round protection for dates between April 15, 2013 and June 17, 2013 is based on the subsequent issuance of common stock at prices less than $0.25 per share and warrants with exercise prices less than $0.25 per share. Thereafter, down round protection is based on the subsequent issuance of common stock at prices less than $0.20 per share and warrants with exercise prices less than $0.20 per share
●	The probability of a future equity financing event triggering the down round protection was estimated at 100% for dates prior to June 17, 2013 and 0% for subsequent measurement dates
●	Computed volatility ranging from 86.1% to 128.9%
●	Risk free rates ranging from 0.05% to1.41%

For issuances of non-employee warrants:

●	Computed volatility of 128.9%
●	Risk free rates ranging from 0.30% to 0.66%
●	Expected life (years) ranging from 2.48 to 3.27

See Note 9 for a discussion of fair value measurements.

6.  Bridge Financing, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

Summary

Prior to June 2013, the Company issued 10% Senior Secured Convertible Bridge Notes Payable to various accredited investors, and then extended the due dates on the majority of the convertible notes payable several times.  These convertible notes payable are collectively referred to herein as “Bridge Notes”. In June 2013, the outstanding principal of the Bridge Notes totaling $4,984,720 was converted into 24,923,602 shares of the Company’s common stock at $0.20 per share. As of June 30, 2013, the Company has no Bridge Notes outstanding.

The Bridge Notes contained variable maturity dates and additional share issuance obligations. In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recorded discounts for the VMCO and ASID. The discounts were amortized to interest expense over the term of the convertible notes payable using the effective interest method. In accordance with ASC 815-15 “Embedded Derivatives”, the Company determined that the VMCO and the ASID represented embedded derivative features, and these were shown as derivative liabilities on the consolidated balance sheet. See Note 5.

The Company capitalized costs associated with the issuance of the Bridge Notes, and amortized these costs to interest expense over the term of the related Bridge Notes using the effective interest method.

The following table summarizes information relative to the outstanding new Bridge Notes at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Bridge notes payable	$-	$4,342,418
Less unamortized discounts:
VMCO	-	(481,390)
ASID	-	(1,003,359)
Bridge notes payable, net of discounts	$-	$2,857,669

Following is a detailed discussion of the Bridge Notes transactions.

2011 and Prior

From November 2010 through March 2011, the Company issued to a number of accredited investors a series of its Bridge Notes in the aggregate principal amount of $1,010,000. The Bridge Notes accrued interest at the rate of 10% per annum.

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

2012

In January 2012, the Company issued additional Bridge Notes in the principal amount of $520,000. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

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

In March 2012 and April 2012, the Company issued additional Bridge Notes in the aggregate principal amount of $220,100 with a due date of May 2, 2012. In May 2012, theses notes were cancelled and converted into new Bridge Notes discussed below.

In May and June 2012, the Company issued to a number of accredited investors its new Bridge Notes in the principal amount of $4,347,419 (the “new Bridge Notes”), consisting of (i) $2,656,250 of new funds and (ii) $1,691,169 of principal amount plus accrued and unpaid interest outstanding under its previously issued Bridge Notes that were cancelled and converted into new Bridge Notes. The new Bridge Notes accrue interest at the rate of 10% per annum.

The entire principal amount under the new Bridge Notes (the “Principal Amount”) plus all accrued and unpaid interest is due on the earlier of (i) the date the Company completes a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the Principal Amount (a “Qualifying Financing”), and (ii) October 15, 2012, which date, as described below, was later extended to April 15, 2013. Payments may be made in cash, or, at the option of the holder of the new Bridge Notes, in securities to be issued by the Company in the Qualifying Financing at the same price paid for such securities by other investors. The new Bridge Notes are secured by a first priority lien and security interest in all of the Company’s assets.

The Company also had the obligation to issue to the holders of the new Bridge Notes on the date that is the earlier of the repayment of the new Bridge Notes or the completion of the new Qualifying Financing, at their option:

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

The Company granted piggy-back registration rights with respect to the securities to be issued in connection with the new Bridge Notes.

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

2013

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

In May 2013, a majority of the new Bridge Note holders agreed to extend the maturity date of the new Bridge Notes to October 15, 2013 from April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the new Bridge Note holders have the option to convert the principal and interest under the new Bridge Note into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.25 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Notes entitled the new Bridge Note holders to convert the principal and interest under the new Bridge Notes into the securities offered by the Company in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like).  As a result of this amendment and additional consideration given, the Bridge Note derivatives were revalued on April 15, 2013, at the fair value of $4,052,148, and the debt discount was recorded with the offset to derivative liabilities.  During the period from April 15, 2013 through June 17, 2013, the entire balance of the note discounts was amortized to interest expense as the conversion on June 17, 2013, triggered the immediate recognition of the full value of the debt discount.

In May 2013, the Company issued new Bridge Notes totaling $387,500 that contain the same rights and privileges as the previously issued and amended new Bridge Notes.

In May 2013, the Company issued a new Bridge Note to its Chief Executive Officer totaling $17,500 that contains the same rights and privileges as the previously issued and amended new Bridge Notes.

In June 2013, the Company completed a qualifying equity financing at $0.20 per share. See Note 7. Pursuant to the terms of the new Bridge Notes, the Company converted note principal totaling $4,984,720 into 24,923,602 shares of the Company’s common stock at $0.20 per share. Also, in June 2013, the Company converted accrued interest on the Bridge Notes totaling $369,786 into 1,848,930 shares of the Company’s common stock at $0.20 per share.

Certain note holders elected to receive cash payment for their accrued interest, and the remaining accrued interest on the Bride Notes at June 30, 2013 totaled $95,404, which was paid in July 2013.

Discounts recorded related to the Bridge Notes

In accordance with ASC 470-20 “Debt with Conversion and Other Options”, the Company recorded discounts to the Bridge Notes for the VMCO and ASID. The discounts were amortized to interest expense over the term of the Bridge Notes using the effective interest method. As of June 30, 2013, all of the discounts related to the Bridge Notes were recognized as interest expense in conjunction with the conversion of the Bridge Notes into shares of the Company’s common stock.

In accordance with ASC 815-15 “Embedded Derivatives”, the Company determined that the VMCO and the ASID represented embedded derivative features, and these were shown as derivative liabilities on the balance sheet. See Note 5.

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

The following table presents details of the Company’s discounts to its Bridge Notes from December 31, 2011 to June 30, 2013:

	VMCO	ASID	Total
December 31, 2011	$(12,031)	$(47,739)	$(59,770)
Additions	(1,409,797)	(3,942,607)	(5,352,404)
Amortization	940,438	2,986,987	3,927,425
December 31, 2012	(481,390)	(1,003,359)	(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
June 30, 2013	$-	$-	$-

During the three months ended June 30, 2013 and 2012, the Company recorded note discount amortization related to the Bridge Notes to interest expense of $4,764,734 and $741,444, respectively.

During the six months ended June 30, 2013 and 2012, the Company recorded note discount amortization related to the Bridge Notes to interest expense of $6,099,463 and $1,014,813, respectively

Deferred financing costs related to the Bridge Notes

The Company capitalized deferred financing costs and amortized the capitalized amounts to interest expense over the term of the Bridge Notes using the effective interest method. The Company recorded interest expense related to the amortization of deferred financing costs for the three months ended June 30, 2013 and 2012 totaling $-0- and $65,703, respectively. The Company recorded interest expense related to the amortization of deferred financing costs for the six months ended June 30, 2013 and 2012 totaling $-0- and $100,857, respectively.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext in 2011, the Company issued an unsecured subordinated promissory note in the principal amount of $194,658. The promissory note did not bear interest; was payable in installments (varying in amount) from August 2011 through October 2012; and was subordinated to the Company’s obligations under its Bridge Notes discussed above.

The $194,658 unsecured subordinated promissory note did not bear interest. Accordingly, the Company recorded the promissory note at the present value of the payments over the subsequent periods which amounted to $182,460. The Company used a discount rate of 6.25% in calculating the net present value of the unsecured promissory note. The discount rate was based on the Company’s estimated cost of debt capital. Under the effective interest method, the Company accreted the debt discount to the face amount of the promissory note.

Accretion of the debt discount for the three months ended June 30, 2013 and 2012 totaled $-0- and $2,466, respectively. Accretion of the debt discount for the six months ended June 30, 2013 and 2012 totaled $-0- and $4,422, respectively. Accretion of the debt discount was charged to interest expense in accordance with FASB ASC 480 “Distinguishing Liabilities from Equity”.

As of December 31, 2012, the outstanding balance on the note payable was $100,000, which was paid in June 2013.

Summary of Notes Payable and Accrued Interest

The following table summarizes the Company’s notes payable and accrued interest as of June 30, 2013 and December 31, 2012:

	Notes Payable		Accrued Interest
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bridge notes, net, as discussed above	$-	$2,857,669	$95,404	$261,213

Convertible notes payable, net of discounts	-	2,857,669	95,404	261,213

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	15,310	13,775

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006. The Company is negotiating the terms of this note.	-	51,984	-	24,297

Digimark, LLC subordinated promissory note, net, as discussed above.	-	100,000	-	22,083

Notes payable	20,000	171,984	15,310	60,155

Totals	$20,000	$3,029,653	$110,714	$321,368

Interest Expense

The following table summarizes interest expense for the three months ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012:

	Three months ended June30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of note discounts	$4,799,638	$743,400	$6,134,367	$1,020,749
Amortization of deferred financing costs	-	65,703	-	100,857
Other interest expense	99,555	71,218	212,186	116,893
	$4,899,193	$880,321	$6,346,553	$1,238,499

The Company paid interest in cash during the three months ended June 30, 2013 and 2012 totaling $49,429 and $28,273, respectively.

The Company paid interest in cash during the six months ended June 30, 2013 and 2012 totaling $53,389 and $33,108, respectively.

7.  Stockholders’ Equity (Deficit)

Common Stock

In May 2013, the Company issued 750,000 shares of common stock valued based on the closing market price on the acquisition date at $183,750 as part of the purchase price in the Sequence acquisition, see Note 3.

In May 2013, the Company issued 7,000,000 shares of common stock valued based on the closing market price on the acquisition date at $1,034,310 as part of the purchase price in the FDI acquisition, see Note 3.

In June 2013, the Company issued 1,483,669 shares of common stock in satisfaction of the Boomtext earn-out payment. See Equity Payable below.

In June 2013, the Company issued 36,780,000 shares of common stock at $0.20 per share to accredited investors for net proceeds of $6,789,686. Transaction costs netted against the proceeds totaled $566,315. This transaction constituted a qualified financing, pursuant to which the Bridge Notes were converted into shares of common stock as noted below.

In June 2013, the Company issued 26,772,532 shares of common stock for the conversion of notes payable and accrued interest, see Note 6.

In June 2013, the Company issued 75,000 shares for services and recorded expense of $18,375 in general and administrative expenses.

At June 30, 2013, the Company had 96,079,318 shares of common stock outstanding.

Equity Payable

The Company had an earn-out commitment associated with the acquisition of Boomtext from Digimark, LLC. The earn-out payment (payable March 31, 2013) consists of a number of shares of common stock of the Company equal to (a) 1.5, multiplied by the Company’s net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of the Company’s common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).

In June 2013, the final value of the earn-out payment of $2,210,667 was satisfied through the issuance of 1,483,669 shares of common stock. As of December 31, 2012, the estimated value of the earn-out payment of $2,032,881 was recorded as a current liability.

The change in the estimated value of the earn-out payable for the three months ended June 30, 2013 and 2012 was a loss of $499,177 and a gain of $16,131, respectively, which are recorded in other income/(expense) in the consolidated statements of operations.

The change in the estimated value of the earn-out payable for the three months ended June 30, 2013 and 2012 was a loss of $193,465 and a gain of $76,782, respectively, which are recorded in other income/(expense) in the consolidated statements of operations.

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

2013 Incentive Stock Option Plan

In June 2013, the Company adopted the 2013 Incentive Stock Option Plan (“the 2013 Plan”). The 2013 Plan permits the Company to grant up to 33,386,086 shares of common stock and options to purchase shares of common stock. The 2013 Plan is designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. These objectives are accomplished by making long-term incentive awards under the 2010 Plan thereby providing participants with a personal interest in the growth and performance of the Company.

The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price that equals the fair market value of the Company's stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The exercise of options granted under the 2013 Plan is subject to the Company’s increase of the number of shares of common stock authorized for issuance.

Summary of Options and Related Expense

The following table summarizes stock option activity for the six months ended June 30, 2013:

			Weighted -
		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at January 1, 2013	1,955,000	$0.77	4.44	$-
Granted	30,387,825	$0.31	9.86
Exercised	-	$-	-
Canceled/forfeited/expired	(240,001)	$0.74	6.39
Outstanding at June 30, 2013	32,102,824	$0.33	9.55	$3,237,902

Options vested and exercisable at June 30, 2013	4,467,511	$0.40	8.49	$423,433

Unrecognized expense at June 30, 2013	$6,222,535

The weighted average exercise price of stock options granted during the period was $0.31 and the related weighted average grant date fair value was $0.27 per share.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the date indicated.

The following table summarizes information concerning options outstanding at June 30, 2013:

Awards Breakdown by Range as at June 30, 2013
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.25 to $0.69	31,607,824	9.61	$0.31	4,173,973	8.64	$0.31
$1.16 to $1.75	495,000	6.09	$1.65	293,538	6.43	$1.68

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards Breakdown by Range as at December 31, 2012
	Outstanding			Vested
Exercise Price	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32 to $0.69	1,410,000	3.71	$0.43	374,997	2.98	$0.32
$1.16 to $1.80	545,000	6.33	$1.66	181,455	6.30	$1.69

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based upon estimated fair values.

The Company recorded employee stock based compensation for the three months ended June 30, 2013 and 2012 of $1,184,045 and $95,568, respectively.

The Company recorded employee stock based compensation for the six months ended June 30, 2013 and 2012 of $1,277,794 and $210,429, respectively.

The Company expects to recognize $6,222,535 of stock based compensation to employees and directors over the next twelve months.

Valuation Assumptions

The Company calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following ranges of assumptions were used for the six months ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013	2012
Expected volatility	122% - 132%	65% to 73.4%
Risk-free interest rate	0.22% to 1.50%	0.39% to 0.51%
Forfeiture rate	16.0%	0.0%
Expected dividend rate	0.0%	0.0%
Expected life(years)	1.50 to 6.02	3.00 to 4.00

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

As of June 30, 2013, vested warrants totaled 736,138 pursuant to the three non-employee warrant agreements.

The warrants issued to non-employees were accounted for as derivative liabilities through June 17, 2013 pursuant to the authoritative guidance for equity based payments to non-employees. The warrants were valued using a Monte Carlo Simulation. See Note 5 for assumptions used in the Monte Carlo simulation.

The fair values of the warrants were estimated at the vesting date and are revalued at each subsequent reporting date. At December 31, 2012, the Company recorded derivative liabilities for the non-employee warrants totaling $95,041. On June 17, 2013, the Company converted this derivative liability valued at $176,555 into additional paid-in capital due to the fact that on that date the number of possible issuances of common shares was no longer indeterminate thereby removing the tainted equity environment.

The change in fair value of the derivative liabilities for the three months ended June 30, 2013 and 2012 was a loss of $33,835 and a gain of $129,987, respectively, which was recorded in change in fair value of derivative liabilities in the consolidated statements of operations. The increase in value of the derivative liabilities related to warrant vesting during the three months ended June 30, 2013 and 2012 was $14,388 and $33,883, respectively.

The change in fair value of the derivative liabilities for the six months ended June 30, 2013 and 2012 was a loss of $54,545 and $190,957, respectively, which was recorded in change in fair value of derivative liabilities in the consolidated statements of operations. The increase in value of derivative liabilities related to warrant vesting during the six months ended June 30, 2013 and 2012 was $29,969 and $33,883, respectively.

A summary of non-employee warrant activity under the 2010 Plan from December 31, 2012 to June 30, 2013 is presented below:

		Weighted -	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value
Outstanding at December 31, 2012	905,000	$0.33	4.10	$-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at June 30, 2013	905,000	$0.33	3.60	$81,000

Warrants vested and exercisable at June 30, 2013	736,138	$0.33	3.32	$65,999

The following table summarizes information concerning warrants outstanding at June 30, 2013:

Awards Breakdown by Range as at June 30, 2013
	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	3.61	$0.32	733,326	3.32	$0.32
$1.75	5,000	3.02	$1.75	2,812	3.02	$1.75

The following table summarizes information concerning warrants outstanding at December 31, 2012:

	Outstanding			Vested
Exercise Price	Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Exercise Price	Vested Warrants	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Stock Price
$0.32	900,000	4.10	$0.32	620,827	3.76	$0.32
$1.75	5,000	3.52	$1.75	2,187	3.52	$1.75

Warrants issued to note holders and placement agent

During the year ended December 31, 2011, the Company issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with its private placement discussed above under Common Stock. The warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrant remains outstanding. In addition, the Company issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of its outstanding Bridge Notes with a principal amount of $210,000 discussed above in Note 5 under Bridge Financing. The warrants are exercisable for four years from the date of issuance. In October 2012, the exercise price of the warrants was reduced from $2.00 per share to $0.50 per share as a result of the price protection guarantee contained in the warrant agreement. In June 2013, the exercise price of the warrants was reduced from $0.50 per share to $0.20 per share as a result of the price protection guarantee contained in the warrant agreement.

In June 2013, the Company issued warrants for the purchase of 27,249,550 shares of common stock at $0.20 per share in connection with the conversion of the Bridge Notes into equity. The warrants are exercisable for five years from the date of issuance.

In June 2013, the Company issued warrants for the purchase of 3,602,558 shares of common stock at $0.20 to the placement agent connected with the Bridge Note conversions and equity placements. The warrants are exercisable for five years from the date of issuance.

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

At December 31, 2012 and June 30, 2013, the Company re-measured the derivative liability related to the common stock and warrants issued in 2011 (See Note 7 under Common Stock).

On May 13, 2013, the Company also recorded an earn-out payable related to the Sequence acquisition, see Note 3.

At December 31, 2012, the Company recorded a derivative liability related to the VMCO and the ASID in connection with its Bridge Notes (See Note 6), the common stock and warrants issued in 2011 (See Note 7 under Common Stock), and the non-employee warrants at the aggregate fair value of $3,074,504 utilizing unobservable inputs.

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

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2012 to June 30, 2013.

10.  Commitments and Contingencies

Litigation

In September 2012, the Company initiated litigation against a former client (the “Defendant”) for failure to pay the Company’s invoices for services rendered under its Master License and Services Agreement. The complaint was filed in Superior Court of California, San Diego County. The litigation seeks to recover $67,795 in services and interest penalties. As of June 30, 2013, negotiations to settle the litigation with the Defendant have ceased, and the Company is seeking to obtain a judgment against the Defendant.

Operating Lease and Lease Exit Obligation

The Company has a lease agreement for 6,730 square feet, as amended, for its office facilities in Chandler Arizona through December 2015.  Monthly rental payments, excluding common area maintenance charges, are $11,557 in 2013, $11,958 in 2014 and $12,357 in 2015.

The minimum lease payments required over the next five years is shown below.

Minimum Lease Payments
2013	$71,136
2014	143,492
2015	148,281
2016	-
2017	-
Thereafter	-
$362,909

The Company had a lease agreement for its office facilities in San Diego, California through September 2012. Upon signing a lease agreement for the facility in Chandler, the Company determined it no longer needed the San Diego facility. The property was vacated in November 2011 and returned to the owner. As of June 30, 2013, the Company has a Lease Exit Obligation which consists of unpaid rent totaling $24,615 for the period December 2011 through September 2012. The Company expects no further charges in relation to this lease exit obligation, aside from actual common area maintenance charges reconciled against the estimate.

Rent expense for both the San Diego, California, and Chandler, Arizona facilities (including related common area maintenance charges and lease abandonment charges) was $43,874 and $43,329, respectively, for the three months ended June 30, 2013 and 2012. Rent expense for the six months ended June 30, 2013 and 2012 was $86,669 and 92,617, respectively.

11.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the six months ended June 30, 2013 and 2012, the Company made no contributions to the Plan.

12.  Related Party Transactions

Prior to the reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. A member of the Company's Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. The Company recognized deferred revenue from this related party during the three months ended June 30, 2013 and 2012 totaling $-0- and $51,000, respectively. The Company recognized deferred revenue from this related party during the six months ended June 30, 2013 and 2012 totaling $-0- and $84,000, respectively. Optimal Payments Corporation ceased being a related party in June 2013.

In April 2013, the Company issued a new Bridge Note to its Chief Financial Officer totaling $20,000 that contains the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013. The note and accrued interest were converted into 189,812 shares of common stock and he received five-year warrants to purchase 189,812 shares of common stock exercisable at $0.20 per share.

In May 2013, the Company issued a new Bridge Note to its Chief Executive Officer totaling $17,500 that contains the same rights and privileges as the previously issued and amended new Bridge Notes. The note and accrued interest were converted into 88,243 shares of common stock and he received five-year warrants to purchase 88,243 shares of common stock exercisable at $0.20 per share.

13.  Subsequent Events

In August, the Company sold 720,000 shares of common stock and received net proceeds of $137,428. The Company issued the placement agent five-year warrants to purchase 32,900 shares of common stock at $0.20 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are in the business of developing and operating proprietary platforms over which brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, mobile device applications (which consists of software available to both phones and tablet PCs.  We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Dallas Cowboys, Chick-Fil-A, Jamba Juice, and others.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest target audience. According to a report published by International Data Corporation (IDC) , by 2015, more U.S. Internet users will access the Internet through mobile devices than through PCs or other wireline devices (Worldwide New Media Market Model 1H-2012 Highlights: Internet Becomes Ever More Mobile, Ever Less PC-Based (IDC #237459)). The IDC study further reports that the number of people accessing the Internet, in the U.S., through PCs will shrink from 240 million consumers in 2012 to 225 million in 2016. At the same time, the number of mobile users will increase from 174 million to 265 million.. We believe the future of mobile applications and services includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service (SMS), Multi-Media Messaging (MMS), and Interactive Voice Response (IVR) interactions, all of which are facilitated via a set of Graphical User Interfaces (GUIs) operated from any Web browser.

Our C4 platform also allows our customers to deploy and administer our “Stampt” mobile device loyalty application. Stampt is a smartphone replacement for “Buy 10, Get 1 free” punch cards. Consumers no longer need to worry about forgetting paperbased loyalty punch cards. Stampt makes it easy to receive all of the rewards consumers want from their favorite businesses. Consumer’s can use Stampt throughout the United States to earn free sandwiches, coffee, pizza, frozen yogurt, donuts, bagels and more.

Stampt’s nearby feature shows consumers all of the rewards they can earn at nearby businesses. From the Stampt mobile device application, consumers simply tap any business to learn more about that business and to see all of the loyalty points they have earned at that business. Consumers can keep track of all of the rewards they are close to earning through the “my cards” feature displayed in the application’s interface. Once a consumer has earned all of the Stampt’s they need for a reward, they simply show the cashier and click “tap to redeem” button from the application interface on their device. Our customers can create and manage any Stampt program from the C4 platform’s set of Web-based interfaces.

We also offer our clients reporting and analytics capabilities through the C4 solution which allows our clients to assess the effectiveness of their mobile marketing campaigns and design more effective campaigns. Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s mobile marketing campaign. Once the consumer has subscribed to our customer’s mobile marketing campaign, our C4 Web-based software solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

We believe that mobile devices are emerging as an important interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. According to eMarketer’s article, published August 1st, 2013 (http://www.emarketer.com/Article/Digital-Set-Surpass-TV-Time-Spent-with-US-Media/1010096), U.S. adults now spend more time on their mobile device than any other digital channel such as PCs. eMarketer also reports that U.S. adults already spend more time on their mobile phone than viewing print or listening to radio combined. We believe that brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Recent Events

Acquisitions

In May 2013, we acquired the assets of Sequence, LLC (“Sequence”) related to a mobile customer loyalty application.  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash which was paid prior to closing; (2) 750,000 shares of our common stock which were issued at closing valued at the closing price of the market on May 13, 2013, at $183,750; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

Also in May 2013, we acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”), pursuant to an asset purchase agreement. The assets and liabilities acquired from FDI consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.

The purchase price consisted of: (1) $100,000 in cash; (2) a promissory note in the principal amount of $1,400,000; and (3) 7,000,000 shares of our common stock valued at $1,034,310.

Private Placement and Conversion of Bridge Notes

In June 2013, we sold 36,780,000 shares of our common stock at $0.20 per share and received net proceeds of $6,789,685. We also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 26,772,532 shares of our common stock at $0.20 per share. As of June 30, 2013, we no longer have any Bridge Notes outstanding.

In August 2013 we completed the full amount authorized in the private placement of $7,500,000 by selling the remaining 720,000 shares of our common stock at $0.20 per share and received net proceeds of 137,428.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

Revenues for the three months ended June 30, 2013 were $1,085,610, an increase of $76,212, or 7.6%, compared to the same period in 2012. The small net increase is primarily attributable to an increase of 45% in revenues from subscriber-based licensing.  This increase was offset by the loss of several large-enterprise accounts that were not replaced with new sales in 2013, primarily due to increased focus on small businesses, and other minor factors.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2013 was $311,390, a decrease of $21,162, or 6.4% compared to the same period in 2012.  This decrease is primarily attributable to lower outsourced project consulting costs, messaging related fixed costs, and sales commission expenses.  Messaging and related fixed costs have declined as we further assimilated the acquisitions of 2011, leveraged volume to obtain pricing discounts, reduced co-location IT related expenses, and consolidated vendors.  Sales commission expenses during the quarter ended June 30, 2013 decreased 32% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts and a smaller inside sales staff.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $774,220, an increase of $97,374, or 14.4%, compared to the same period in 2012. Gross profit as a percentage of revenue for the three months ended June 30, 2013 increased to 71% compared to 67% for the same period in 2012. The increase is primarily attributable to reduced cost of sales resulting from further assimilation of the acquisitions of 2011, leveraged volume to obtain pricing discounts, reduction of fixed costs and consolidation of vendors.

General and Administrative

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $787,698 and $796,946, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of $9,248 is primarily attributable to the following changes: decrease in payroll related expenses of $47,938 due to lower headcount; decrease in stock-based compensation of $32,890 because we are at the end of the expense recognition period for many of our options granted prior to June 2013; increase in consulting expense of $28,950 related to the lower headcount; decrease in bad debt expense of $30,802 due to favorable collection efforts and the establishment of an adequate reserve in prior periods; decrease in investor relations expense of $29,667 as we reduced expenditures in this category; increase in legal fees of $88,903 which is related to our business activities during the period.

Sales and Marketing Expense

Sales and marketing expenses for the three months ended June 30, 2013 and 2012 were $1,435,444 and $381,868, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $1,053,576 is primarily attributable to the following changes: an increase in payroll related expenses of $39,231 related to increased headcount; increase in stock-based compensation of $968,887 related to the immediate vesting of grants to new officers during June 2013; and an increase in travel expenses of $43,450 which is related to our business activities during the period.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the three months ended June 30, 2013 and 2012 were $157,184 and $135,760, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The increase of $21,424 is primarily attributable to the following changes: decrease in payroll expense of $32,918 due to lower headcount; and an increase in consulting expenses of $32,410 which is also related to the lower headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $58,315 and $146,766, respectively. Such expenses consist of depreciation on our equipment and amortization of our intangible assets. The decrease of $88,451 is primarily attributable to the lower amortizable base of our intangible assets throughout most of 2013 after the impairment write-offs that we recorded in 2012 and 2011.

Loss from Operations

Our loss from operations for the three months ended June 30, 2013 was $1,664,421, an increase of $880,021, or 112%, compared to the same period in 2012. The increase is a function of the increases and decreases discussed above.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $4,899,193 and $880,321, respectively. Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Stated interest for the three months ended June 30, 2013 and 2012 was $99,555 and $71,218, respectively. The principal balance of our outstanding notes payable was higher in 2013 than in 2012, resulting in higher stated interest expense for the three months ended June 30, 2013.

Amortization of note discounts recorded as interest expense for the three months ended June 30, 2013 and 2012 was $4,799,638 and $743,400, respectively. We recorded additional note discounts in 2013 that were amortized to interest expense upon conversion of the Bridge Notes in June 2013.

Amortization of deferred financing costs for the three months ended June 30, 2013 and 2012 was $-0- and $65,703, respectively. We capitalized costs associated with the issuance of our notes, and amortize these costs over the term of the related notes.

Change in Fair Value of Derivative Liabilities

The change in fair value for derivative liabilities for the three months ended June 30, 2013 and 2012 was a loss of $2,812,048 and a gain of $654,477, respectively. The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the period ended June 30, 2013, the volatility assumptions input into the Monte Carlo models were updated with the Company’s own stock (as two years of comparable data was now available), as compared to the use of guideline companies during previous periods, which increases the reliability of the underlying data in the models, but which also increased the value of the derivatives which in turn caused the increased losses in the current period. In addition, during the three months ending June 30, 2013, the conversion of the convertible notes payable into common shares significantly reduced the Company’s ongoing exposure to share price movements as the tainted equity environment was relieved on June 17, 2013; thereby reducing the number of warrants subject to derivative liability treatment. See Note 5 for further information.

Adjustment in Contingent Consideration

The adjustment in contingent consideration for the three months ended June 30, 2013 and 2012 was a loss of $499,177 and a gain of $16,131, respectively. These adjustments represent a reduction or increase in the estimated earn-out payable on the BoomText acquisition at each period end.

Net Loss

The net losses for the three months ended June 30, 2013 and 2012 were $9,874,821 and $991,545, respectively. Factors affecting the change in net losses are discussed above.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

Revenues for the six months ended June 30, 2013 were $2,133,603, an increase of $90,999, or 4.5%, compared to the same period in 2012. The small net increase is primarily attributable to an increase of 47% in subscriber-based licensing.  This increase was offset by the loss of several large-enterprise accounts that were not replaced with new sales in 2013, primarily due to increased focus on small businesses, and other minor factors.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2013 was $596,012, a decrease of $104,216, or 14.9% compared to the same period in 2012.  This decrease is primarily attributable to lower costs for messaging, messaging related fixed costs, and sales commission expenses.  Messaging and related fixed costs have declined as we further assimilated the acquisitions of 2011, leveraged volume to obtain pricing discounts, reduced co-location IT expenses, and consolidated vendors.  Sales commission expenses during the six months ended June 30, 2013 decreased 33% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts and a smaller inside sales staff.

Gross Profit

Gross profit for the six months ended June 30, 2013 was $1,517,591, an increase of $195,215 or 14.8%, compared to the same period in 2012. Gross profit as a percentage of revenue for the six months ended June 30, 2013 increased to 72% compared to 65% for the same period in 2012. The increase is primarily attributable to reduced cost of sales resulting from further assimilation of the acquisitions of 2011, leveraged volume to obtain pricing discounts, reduction of fixed costs, and consolidation of vendors.

General and Administrative

General and administrative expenses for the six months ended June 30, 2013 and 2012 were $1,320,323 and $1,714,527, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of $394,204 is primarily attributable to the following changes: decrease in payroll related expenses of $109,033 due to lower headcount; decrease in stock-based compensation of $299,597 because we are at the end of the expense recognition period for many of our options granted prior to June 2013; increase in consulting expense of $56,943 related to the lower headcount; decrease in bad debt expense of $89,957 due to favorable collection efforts and the establishment of an adequate reserve in prior periods; decrease in investor relations expense of $47,980 as we reduced expenditures in this category; increase in legal fees of $101,881 which is related to our business activities during the period.

Sales and Marketing Expense

Sales and marketing expenses for the six months ended June 30, 2013 and 2012 were $1,798,341 and $729,119, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.  The increase of $1,069,222 is primarily attributable to the following changes: an increase in payroll related expenses of $32,753 related to increased headcount; increase in stock-based compensation of $964,791 related to the immediate vesting of grants to new officers during June 2013; and an increase in travel expenses of $43,503 which is related to our business activities during the period.

Engineering, Research, and Development Expense

Engineering, research, and development expenses for the six months ended June 30, 2013 and 2012 were $251,239 and $295,973, respectively.  Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses. The decrease of $44,734 is primarily attributable to the following changes: decrease in payroll expense of $66,204 due to lower headcount; and an increase in consulting expenses of $23,061 which is also related to the lower headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $92,129 and $301,383, respectively. Such expenses consist of depreciation on our equipment and amortization of our intangible assets. The decrease of $209,254 is primarily attributable to the lower amortizable base of our intangible assets throughout most of 2013 after the impairment write-offs that we recorded in 2012 and 2011.

Loss from Operations

Our loss from operations for the six months ended June 30, 2013 was $1,944,441, a decrease of $225,815, or13%, compared to the same period in 2012. The decrease is a function of the increases and decreases discussed above.

Interest Expense

Interest expense for the six months ended June 30, 2013 and 2012 was $6,346,553 and $1,238,499, respectively. Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Stated interest for the six months ended June 30, 2013 and 2012 was $212,186 and $116,893, respectively. The principal balance of our outstanding notes payable was higher in 2013 than in 2012, resulting in higher stated interest expense for the six months ended June 30, 2013.

Amortization of note discounts recorded as interest expense for the six months ended June 30, 2013 and 2012 was $6,134,367 and $1,020,749, respectively. We recorded additional note discounts in 2013 that were amortized to interest expense upon conversion of the Bridge Notes in June 2013.

Amortization of deferred financing costs for the six months ended June 30, 2013 and 2012 was $-0- and $100,857, respectively. We capitalized costs associated with the issuance of our notes, and amortize these costs over the term of the related notes.

Change in Fair Value of Derivative Liabilities

The change in fair value for derivative liabilities for the six months ended June 30, 2013 and 2012 was a loss of $3,813,598 and a gain of $193,990, respectively. The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the period ended June 30, 2013, the volatility assumptions input into the Monte Carlo models were updated with the Company’s own stock (as two years of comparable data was now available), as compared to the use of guideline companies during previous periods, which increases the reliability of the underlying data in the models, but which also increased the value of the derivatives which in turn caused the increased losses in the current period. In addition, during the six months ending June 30, 2013, the conversion of the convertible notes payable into common shares significantly reduced the Company’s ongoing exposure to share price movements as the tainted equity environment was relieved on June 17, 2013; thereby reducing the number of warrants subject to derivative liability treatment. See Note 5 for further information.

Adjustment in Contingent Consideration

The adjustment in contingent consideration for the six months ended June 30, 2013 and 2012 was a loss of $193,465 and a gain of $76,782, respectively. These adjustments represent a reduction or increase in the estimated earn-out payable on the BoomText acquisition at each period end.

Net Loss

The net losses for the six months ended June 30, 2013 and 2012 were $12,298,036 and $2,683,785, respectively. Factors affecting the change in net losses are discussed above.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets of $5,373,122, including $4,998,148 in cash, and current liabilities of $1,720,322, resulting in working capital of $3,652,800.

As of the date of this report, we believe we have working capital on hand to fund our current level of operations through, at least, the next 12 months.  However, there can be no assurance that we will not require additional capital within the next 12 months.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operations of $479,419 for the six months ended June 30, 2013 compared to net cash used by operations of $1,225,514 for the same period in 2012.

The net cash used in operating activities for the six months ended June 30, 2013 reflects a net loss of $12,298,036 offset by a reversal of bad debt expense of $10,778, common stock issued for services of $18,375, stock-based compensation of $1,277,794, depreciation and amortization expense of $92,129, gain on adjustment in contingent consideration of $193,465, change (loss) in fair value of derivative liabilities of $3,813,598, and amortization of note discounts of $6,134,367. For the six months ended June 30, 2013, the net benefit of the non-cash items totaled $14,372,148.

Increases and decreases in cash resulting from changes in operating assets and liabilities for the six months ended June 30, 2013 included an increase from accounts receivable of $147,184, an decrease from accounts payable of $84,388, an increase from accrued interest of $159,132, an increase from other liabilities of $119,061, and other minor factors.

The net cash used in operating activities for the six months ended June 30, 2012 reflects a net loss of $2,683,785 offset by bad debt expense of $79,179, common stock issued for services of $270,000, common stock issued for late payment of $160,468, stock-based compensation of $210,429, depreciation and amortization expense of $301,382, gain on adjustment of contingent consideration of $76,782, change (gain) in fair value of derivative liabilities of $193,990, amortization of deferred financing costs of $100,857, and amortization of note discounts of $1,020,749. For the six months ended June 30, 2012, the net benefit of the non-cash items totaled $1,872,292.

Increases and decreases in cash resulting from changes in operating assets and liabilities for the six months ended June 30, 2012 included a decrease from accounts receivable of $110,239, decrease from other current assets of $540,553, a decrease from accounts payable of $189,617, a decrease from deferred revenue and customer deposits of $86,611, an increase from other liabilities of $454,123, and other minor factors.

Cash Flows from Investing Activities

Cash flows from investing activities for the six ended June 30, 2013 consist of equipment purchases of $2,799 and the cash portion of the purchase prices of the acquisitions during the period of $400,000.

Cash flows from investing activities for the six months ended June 30, 2012 consist of equipment purchases of $9,732.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $5,880,003 and $2,288,423, respectively.

During the six months ended June 30, 2013, we received proceeds of $700,000 from the issuance of our Bridge Notes, and we received $6,789,685 of net proceeds from the sale of shares of our common stock. We paid $1,609,682 on our notes payable that were outstanding during the period.

During the six months ended June 30, 2012, we received proceeds of $3,148,470 from the issuance of our Bridge Notes. We paid $772,457 on our notes payable that were outstanding during the period, and we paid $87,500 on the cash payment obligation resulting from the Txtstation acquisition.

Non Cash Financing Activities

During the six months ended June 30, 2013, non-cash investing and financing activities totaled $26,434,087 and consisted of $4,614,714 of discounts recorded on our notes payable, $40,511 in adjustments to our derivative liabilities due to note repayments, $10,726,967 in adjustments to our derivative liabilities due to note conversions, $349,694 in adjustments to our derivative liabilities due to conversion of the allonge and ASID derivative liabilities into equity payable, $176,555 for the conversion of the non-employee warrant derivative liability into additional paid-in capital, $2,210,667 for the issuance of shares of common stock for the Boomtext earn-out, $1,218,060 for the shares of common stock issued in our acquisitions, $1,365,096 for the note payable issued in the FDI acquisition, $224,000 for the earn-out payable recorded in the Sequence acquisition, $4,984,720 for the conversion of Bridge Notes into common stock, $369,786 for the conversion of accrued interest on the Bridge Notes into common stock, and $153,317 for the settlement of a working capital asset related to the Boomtext acquisition.

During the six months ended June 30, 2012, non-cash investing and financing activities totaled $4,073,566 and consisted of $2,733,412 of discounts recorded on our notes payable, $181,646 in adjustments to our derivative liabilities due to note repayments, $1,020,859 in adjustments to our derivative liabilities due to note conversions, and $137,649 of accrued interest that was converted into notes payable.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of June 30, 2013 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we sold 36,780,000 shares of our common stock at $0.20 per share and received net proceeds of $6,789,685. We also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 26,772,532 shares of our common stock at $0.20 per share. The bridge note holders also received warrants to purchase 27,249,549 shares of our common stock.  The shares and the warrants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $486,720 in commissions from us. In addition, for its services as placement agent, we issued to EGE Warrants to purchase an aggregate of 3,602,558 shares of our common stock, exercisable for a period of five years from the closing date, at an exercise price of $0.20 per share.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amendment No. 2 to the Bylaws of the Registrant effective as of May 20, 2013	Filed as Exhibit to Current Report on Form 8-K filed on dated May 24, 2013
4.1	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated June 17, 2013 and Convertible Secured Promissory Note Conversion Agreement dated June 17, 2013	Filed as to Current Report on Form 8-K filed on dated June 20, 2013
10.1	Form of Amendment to 10% Senior Secured Convertible Bridge Notes due October 15, 2013	Filed as Exhibit to Current Report on Form 8-K filed on dated May 10, 2013
10.2	Asset Purchase Agreement by and among the Registrant and Sequence LLC	Filed as Exhibit to Quarterly Report on Form 10-Q filed on May 15, 2013
10.3	Asset Purchase Agreement dated May 20, 2013 between the Registrant and Front Door Insights, LLC	Filed as to Current Report on Form 8-K filed on dated May 24, 2013
10.4	Promissory Note dated May 20, 2013 made by the Registrant in favor of Front Door Insights, LLC	Filed as to Current Report on Form 8-K filed on dated May 24, 2013
10.5	Employment Agreement dated May 20, 2013 between the Registrant and Michael K. Bynum*	Filed as to Current Report on Form 8-K filed on dated May 24, 2013
10.6	Employment Agreement dated May 20, 2013 between the Registrant and Tom Tolbert*	Filed as to Current Report on Form 8-K filed on dated May 24, 2013
10.7	Securities Purchase Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as to Current Report on Form 8-K filed on dated June 20. 2013
10.8	Convertible Secured Promissory Note Conversion Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as to Current Report on Form 8-K filed on dated June 20. 2013
10.9	Registration Rights Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as to Current Report on Form 8-K filed on dated June 20. 2013
10.10	Employment Agreement entered into June 21, 2013 by and between the Registrant and Geri Suster*	Filed as to Current Report on Form 8-K filed on dated June 26. 2013
10.11	2013 Stock Incentive Plan of the Registrant adopted July 18, 2013*	Filed electronically herewith
10.12	Employment Agreement dated July 22, 2013 between the Registrant and Jeff Hasen*	Filed as to Current Report on Form 8-K filed on dated August 1. 2013
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.INS	XBRL Instance Document**	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document**	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document**	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document**	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document**	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document**	Filed electronically herewith

* Indicates management compensation, agreement, plan or arrangement
**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: August 14, 2013	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)