Form 10-Q/A
period 2013-06-30
MOBIVITY HOLDINGS CORP.
filed 2013-08-22
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q /A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to correct a statement made on the cover page of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed by Mobivity Holdings Corp. (either the “Company,” “we” or “our”) with the SEC on August 14, 2013.  The Original Form 10-Q stated on the cover page that the Company “is a shell company (as defined in Rule 12b-2 of the Exchange Act).”  However, the Company is not, and for the past two years or more has not been, “a shell company (as defined in Rule 12b-2 of the Exchange Act).”

This Amendment No. 1 amends the cover page of the Original Form 10-Q to correctly state that the Company is not “a shell company (as defined in Rule 12b-2 of the Exchange Act)”. All other information contained within this Amendment No. 1 consists of all other information contained in the Original Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures except to correct the misstatement on the cover page concerning the Company’s status as a shell company.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.

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

Mobivity Holdings Corp.

Date: August 22, 2013	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2013	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)