Form 10-Q
period 2013-09-30
MOBIVITY HOLDINGS CORP.
filed 2013-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, the registrant had 97,900,105 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

Explanatory Note

On November 12, 2013, Mobivity Holdings Corp. (the “Company”) filed an amendment to its articles of incorporation on file with the Nevada Secretary of State for purposes of (i) effecting a reverse split of the issued and outstanding shares of its common stock at a ratio of one share for every six shares outstanding prior to November 12, 2013 and (ii) decreasing the authorized shares of its common stock to 50,000,000 shares.  The reverse stock split was effective as of November 12, 2013. The reverse stock split effected a proportional decrease in the number of shares of common stock issuable upon the exercise of the Company’s stock options and warrants outstanding immediately prior to the effective date of the reverse stock split, with a proportional increase in the exercise price.  No fractional shares were issued as a result of the reverse stock split.  In lieu of issuing fractional shares, the Company rounded all fractional interests resulting from the split up to the nearest whole number.  The share information contained in this Quarterly Report on Form 10-Q does not give any effect to the reverse stock split.

-i-

Part I - Financial Information
Item 1.  Financial Statements

Mobivity Holdings Corp.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$3,500,245	$363
Accounts receivable, net	502,420	414,671
Other current assets	123,600	30,009
Total current assets	4,126,265	445,043

Goodwill	4,175,032	2,259,624
Intangible assets, net	1,651,692	444,112
Other assets	16,869	201,228
TOTAL ASSETS	$9,969,858	$3,350,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$561,792	$514,949
Accrued interest	16,117	321,368
Accrued and deferred personnel compensation	171,739	299,534
Deferred revenue - related party	-	35,262
Deferred revenue and customer deposits	173,422	181,731
Convertible notes payable, net of discount	-	2,857,669
Notes payable	20,000	171,984
Derivative liabilities	237,098	3,074,504
Other current liabilities	109,181	250,144
Earn-out payable	80,369	2,032,881
Total current liabilities	1,369,718	9,740,026

Non-current liabilities
Earn-out payable	143,631	-
Total non-current liabilities	143,631	-
Total liabilities	1,513,349	9,740,026

Commitments and Contingencies (See Note 9)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 150,000,000 shares authorized; 97,811,977 and 23,218,117 shares issued and outstanding	97,812	23,218
Equity payable	100,862	-
Additional paid-in capital	54,786,355	25,412,932
Accumulated deficit	(46,528,520)	(31,826,169)
Total stockholders' equity (deficit)	8,456,509	(6,390,019)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,969,858	$3,350,007

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Revenues	$1,035,952	$1,006,262	$3,149,555	$3,028,866
Cost of revenues	268,507	307,061	864,519	1,007,288
Gross margin	767,445	699,201	2,285,036	2,021,578

Operating expenses
General and administrative	1,324,355	636,322	2,644,677	2,350,850
Sales and marketing	1,491,563	406,815	3,289,904	1,135,934
Engineering, research, and development	214,374	156,156	465,614	452,129
Depreciation and amortization	89,133	130,579	181,262	431,962
Total operating expenses	3,119,425	1,329,872	6,581,457	4,370,875

Loss from operations	(2,351,980)	(630,671)	(4,296,421)	(2,349,297)

Other income/(expense)
Interest income	385	252	406	2,821
Interest expense	(807)	(1,781,125)	(6,347,360)	(3,019,625)
Change in fair value of derivative liabilities	(51,913)	213,089	(3,865,511)	407,079
Gain (loss) on adjustment in contingent consideration	-	(157,943)	(193,465)	(81,161)
Total other income/(expense)	(52,335)	(1,725,727)	(10,405,930)	(2,690,886)

Loss before income taxes	(2,404,315)	(2,356,398)	(14,702,351)	(5,040,183)

Income tax expense	-	-	-	-

Net loss	$(2,404,315)	$(2,356,398)	$(14,702,351)	$(5,040,183)

Net loss per share - basic and diluted	$(0.02)	$(0.10)	$(0.28)	$(0.22)

Weighted average number of shares during the period - basic and diluted	97,290,179	23,215,481	52,247,033	23,019,643

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)

Balance, December 31, 2012	23,218,117	$23,218	$-	$25,412,932	$(31,826,169)	$(6,390,019)
Shares issued for Boomtext earn-out payment	1,483,669	1,484	-	2,209,183	-	2,210,667
Issuance of common stock for acquisitions	7,750,000	7,750	-	1,288,310	-	1,296,060
Issuance of common stock for cash, net of transaction costs of $602,823	37,500,000	37,500	-	6,859,677	-	6,897,177
Issuance of common stock for conversion of note principal and interest	26,772,532	26,773	-	5,327,733	-	5,354,506
Issuance of common stock and warrants for services	165,252	165	-	85,841	-	86,006
Issuance of common stock for allonge	527,679	528	-	130,720	-	131,248
Adjustment of derivative liability for note conversion	-	-	218,446	10,726,967	-	10,945,413
Adjustment of derivative liability for note repayment	-	-	-	40,511	-	40,511
Adjustment of derivative liability for non-employee warrant conversion	-	-	-	176,555	-	176,555
Issuance of common stock and warrants for equity payable	236,292	236	(117,584)	117,348	-	-
Issuance of common stock for accrued bonuses	115,625	116	-	36,884	-	37,000
Issuance of common stock for cashless exercise of warrants	42,811	42	-	23,862	-	23,904
Stock based compensation	-	-	-	2,349,832	-	2,349,832
Net loss	-	-	-	-	(14,702,351)	(14,702,351)
Balance, September 30, 2013	97,811,977	$97,812	$100,862	$54,786,355	$(46,528,520)	$8,456,509

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(14,702,351)	$(5,040,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	10,843	104,484
Common stock and warrants issued for services	86,006	270,000
Common stock issued for late payment	-	160,468
Stock-based compensation	2,349,832	314,990
Depreciation and amortization expense	181,262	431,962
Loss on adjustment in contingent consideration	193,465	81,161
Change in fair value of derivative liabilities	3,865,511	(407,079)
Amortization of deferred financing costs	-	239,943
Amortization of note discounts	6,134,367	2,551,161
Loss on sale of assets	-	164
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(71,125)	(208,898)
Other current assets	(88,091)	(200,915)
Other assets	27,999	1,540
Accounts payable	624	(432,694)
Accrued interest	64,535	195,225
Accrued and deferred personnel compensation	(90,795)	(25,312)
Deferred revenue - related party	(35,262)	(157,538)
Deferred revenue and customer deposits	(8,309)	12,984
Other liabilities	(3,325)	42,594
Net cash used in operating activities	(2,084,814)	(2,065,943)

INVESTING ACTIVITIES
Purchases of equipment	(2,799)	(9,732)
Acquisitions	(400,000)	-
Net cash used in investing activities	(402,799)	(9,732)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	700,000	3,148,470
Payments on notes payable	(1,609,682)	(819,300)
Payments on cash payment obligation	-	(87,500)
Proceeds from issuance of common stock, net of issuance costs	6,897,177	-
Net cash provided by financing activities	5,987,495	2,241,670

Net change in cash	3,499,882	165,995
Cash at beginning of period	363	396
Cash at end of period	$3,500,245	$166,391

Supplemental disclosures:
Cash paid during period for :
Interest	$146,973	$33,108
Non-cash investing and financing activities:
Debt discount from derivatives	$4,614,714	$2,733,412
Adjustment to derivative liability due to note repayment	$40,511	$69,332
Adjustment to derivative liability due to note conversion	$10,726,967	$1,020,859
Adjustment to derivative liability due to Allonge / ASID conversion	$349,694	$-
Adjustment to derivative liability due to non-employee warrant conversion	$176,555	$-
Issuance of common stock for cashless exercise of warrants	$23,904	$-
Issuance of common stock for Boomtext earn-out	$2,210,667	$-
Issuance of common stock for acquisitions	$1,296,060	$-
Issuance of common stock for accrued bonuses	$37,000	$-
Issuance of note payable for acquisition	$1,365,096	$-
Earn-out payable recorded for acquisition	$224,000	$-
Conversion of accrued interest into notes payable	$-	$137,649
Conversion of notes payable into common stock	$4,984,720	$-
Conversion of accrued interest into common stock	$369,786	$-
Settlement of working capital asset related to the Boomtext acquisition	$153,317	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations and Basis of Presentation

Mobivity Holdings Corp. (“Mobivity,” “we” or “us” or “the Company”) is in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, mobile smartphone applications, or other solutions driven from consumers’ mobile phones.  We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 21, 2013.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2013, and for the three months and nine months ended September 30, 2013 and 2012. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

On November 12, 2013, we filed an amendment to our articles of incorporation on file with the Nevada Secretary of State for purposes of (i) effecting a reverse split of the issued and outstanding shares of our common stock at a ratio of one share for every six shares outstanding prior to November 12, 2013 and (ii) decreasing the authorized shares of its common stock to 50,000,000 shares.  The reverse stock split was effective as of November 12, 2013. The reverse stock split effected a proportional decrease in the number of shares of common stock issuable upon the exercise of our stock options and warrants outstanding immediately prior to the effective date of the reverse stock split, with a proportional increase in the exercise price.  No fractional shares were issued as a result of the reverse stock split.  In lieu of issuing fractional shares, we rounded all fractional interests resulting from the split up to the nearest whole number.  The share information contained in this Quarterly Report on Form 10-Q does not give any effect to the reverse stock split. See Note 11.

2. Summary of Significant Accounting Policies

Principles of Consolidation

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

We review the terms of the common stock, warrants and convertible debt we issue to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

The fair values of the derivatives are estimated using a Monte Carlo simulation model. The model utilizes a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period. Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

Revenue Recognition and Concentrations

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) and Txtstation Control Center platforms are hosted solutions. We generate revenue from licensing our software to clients in our software as a service (SaaS) model, per-message and per-minute transactional fees, and customized professional services. We recognize license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. As for the Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

We generate revenue from the Stampt App through customer agreements with business owners.  Revenue is principally derived from monthly subscription fees which provide a license for unlimited use of the Stampt App by the business owners and their customers.  The subscription fee is billed each month to the business owner.  Revenue is recognized monthly as the subscription revenues are billed.  There are no per-minute or transaction fees associated with the Stampt App.

During the three months ended September 30, 2013 and 2012, one customer accounted for 36% and 21%, respectively, of our revenues. During the nine months ended September 30, 2013 and 2012, one customer accounted for 32% and 10%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months and nine months ended September 30, 2013 and 2012, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three month and nine month periods ended September 30, 2013 and 2012, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that adoption of this new guidance will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that adoption of this new guidance will have a significant impact on our financial position, results of operations, or cash flows.

In January 2013, FASB issued new accounting guidance clarifying which instruments and transactions are subject to offsetting disclosure requirements. The new guidance addresses concerns that the scope of the prior disclosure requirements was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with GAAP and those prepared under IFRSs. The new guidance will be effective for fiscal periods beginning on, or after January 1, 2013. We do not anticipate that adoption of this new guidance will have a significant impact on our financial position, results of operations, or cash flows.

3. Acquisitions

Sequence Acquisition

In May 2013, we acquired certain assets of Sequence, LLC (“Sequence”) pursuant to an asset purchase agreement. Pursuant to the asset purchase agreement, we acquired all application software, URL’s, websites, trademarks, brands, customers and customer lists from Sequence. We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash; (2) 750,000 shares of our common stock valued based on the closing market price on the acquisition date at $183,750; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing with a fair value of $224,000.

We completed the acquisition in furtherance of our strategy to acquire small, privately owned enterprises in the mobile marketing sector through an asset purchase structure. This acquisition was consistent with our purchase price model in which equity will represent most of the purchase price plus a small cash component and, in some cases, the assumption of specific liabilities.

The acquisition was accounted for as a business combination and we valued the assets acquired at their fair values on the date of acquisition. An independent valuation expert assisted us in determining these fair values. The assets of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

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

The purchase price consisted of: (1) $100,000 in cash; (2) a non-interest bearing promissory note in the principal amount of $1,400,000, which was discounted by $34,904; and (3) 7,000,000 shares of our common stock valued based on the closing market price on the acquisition date at $1,112,310.

The asset purchase agreement included a working capital adjustment pursuant to which the number of shares issuable to FDI would be increased, or decreased, in the event the working capital of FDI exceeds, or is less than, $10,000, respectively, as of the closing.  The working capital adjustment due to us is $1,552, and the parties determined to settle this amount in cash.

The asset purchase agreement contains customary representations, warranties and covenants by the parties, including each party’s agreement to indemnify the other against any claims or losses arising from their breach of the asset purchase agreement.  FDI and its members have also agreed that for a period of three years following the closing not to engage in the business of providing interactive mobile marketing platforms or services or to solicit the pre-closing clients, vendors or employees of FDI, except in each case on our behalf.

We completed the acquisition in furtherance of our strategy to acquire small, privately owned enterprises in the mobile marketing sector through an asset purchase structure. This acquisition was consistent with our purchase price model in which equity will represent most of the purchase price plus a small cash component and, in some cases, the assumption of specific liabilities.

The acquisition was accounted for as a business combination and we valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert assisted us in determining these fair values. The assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

During the three months ended September 30, 2013, we adjusted the liabilities assumed in the transaction, in accordance with the asset purchase agreement, from $162,886 to $46,219, which resulted in an increase in additional paid-in capital of $78,000 and a reduction of goodwill of $38,667.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$5,500
Accounts receivable	27,467
Contracts	813,000
Customer relationships	22,000
Developed technology	96,000
Non-compete agreement	124,000
Goodwill	1,535,658
Total assets acquired	2,623,625
Liabilities assumed	(46,219)
Net assets acquired	$2,577,406

The purchase price consists of the following:

Cash	$100,000
Promissory note, net	1,365,096
Common stock	1,112,310
Total purchase price	$2,577,406

The following information presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2013 as if the FDI acquisition described above had occurred on January 1, 2013, and the results of operations for the year ended December 31, 2012 as if the FDI acquisition described above had occurred on January 1, 2012. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in compensation expense related to additional head-count and amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Pro Forma Results of Operations for the Nine Months Ended September 30, 2013

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)
			Pro forma		Pro forma
	Mobivity	FDI	adjustments		combined
Revenues
Revenues	$3,149,555	$162,280	$-		$3,311,835
Cost of revenues	864,519	54,371	-		918,890
Gross margin	2,285,036	107,909	-		2,392,945

Operating expenses
General and administrative	2,644,677	71,720	-		2,716,397
Sales and marketing	3,289,904	4,888	229,258	(b)	3,524,050
Engineering, research, and development	465,614	87,994	-		553,608
Depreciation and amortization	181,262	-	68,469	(c)	249,731
Total operating expenses	6,581,457	164,602	297,727		7,043,786

Loss from operations	(4,296,421)	(56,693)	(297,727)		(4,650,841)

Other income/(expense)
Interest income	406	-	-		406
Interest expense	(6,347,360)	(6,785)	-		(6,354,145)
Change in fair value of derivative liabilities	(3,865,511)	-	-		(3,865,511)
Gain (loss) on adjustment in contingent consideration	(193,465)	-	-		(193,465)
Total other income/(expense)	(10,405,930)	(6,785)	-		(10,412,715)

Loss before income taxes	(14,702,351)	(63,478)	(297,727)		(15,063,556)

Income tax expense	-	-	-		-

Net loss	$(14,702,351)	$(63,478)	$(297,727)		$(15,063,556)

Net loss per share - basic and diluted	$(0.28)				$(0.27)

Weighted average number of shares during the period - basic and diluted	52,247,033				55,824,239

Pro Forma Results of Operations for the Year ended December 31, 2012

	Mobivity	FDI	Pro forma adjustments		Pro forma combined
Revenues
Revenues	$4,079,745	$347,797	$-		$4,427,542
Cost of revenues	1,300,325	183,819	-		1,484,144
Gross margin	2,779,420	163,978	-		2,943,398

Operating expenses
General and administrative	2,984,531	155,568	-		3,140,099
Sales and marketing	1,562,520	45,292	1,541,050	(b)	3,148,862
Engineering, research, and development	562,459	199,953	-		762,412
Depreciation and amortization	549,151	-	178,509	(c)	727,660
Goodwill impairment	742,446	-	-		742,446
Intangible asset impairment	145,396	-	-		145,396
Total operating expenses	6,546,503	400,813	1,719,559		8,666,875

Loss from operations	(3,767,083)	(236,835)	(1,719,559)		(5,723,477)

Other income/(expense)
Interest income	2,833	-	-		2,833
Interest expense	(4,559,564)	(4,105)	(234,115)	(a)	(4,797,784)
Change in fair value of derivative liabilities	359,530	-	-		359,530
Gain on adjustment in contingent consideration	625,357	-	-		625,357
Total other income/(expense)	(3,571,844)	(4,105)	(234,115)		(3,810,064)

Loss before income taxes	(7,338,927)	(240,940)	(1,953,674)		(9,533,541)

Income tax expense	-	-	-		-

Net loss	$(7,338,927)	$(240,940)	$(1,953,674)		$(9,533,541)

Net loss per share - basic and diluted	$(0.32)				$(0.32)

Weighted average number of shares during the period - basic and diluted	23,069,669				30,069,669

Pro Forma Adjustments

The following pro forma adjustments are based upon the value of the tangible and intangible assets acquired as determined by an independent valuation firm.

(a)	Represents interest expense and note discount amortization for notes payable issued in conjunction with the transaction.
(b)	Represents salary, bonus and stock based compensation (year ended December 31, 2012) for headcount added in conjunction with the transaction.
(c)	Represents amortization of intangible assets for the period.

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2013 and December 31, 2012 was $4,175,032 and $2,259,624, respectively. Goodwill at September 30, 2013 includes $1,915,408 recorded as a result of two acquisitions in May 2013. See Note 3.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2013 and December 31, 2012:

	Balance at			Balance at
	December 31, 2012	Additions	Amortization	September 30, 2013
Patents and trademarks	$111,620	$-	$(6,298)	$105,322
Customer contracts	78,765	813,000	(60,259)	831,506
Customer and merchant relationships	29,056	203,000	(27,921)	204,135
Trade name	30,588	76,000	(12,566)	94,022
Acquired technology	193,458	167,000	(52,775)	307,683
Non-compete agreement	625	124,000	(15,601)	109,024
	$444,112	$1,383,000	$(175,420)	$1,651,692

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

During the nine months ended September 30, 2013, the following intangible assets were purchased with the following useful lives:

Sequence, LLC:
	Fair value	Useful Life
Merchant relationships	$181,000	12 years
Trade name	76,000	5 years
Developed technology	71,000	5 years

Front Door Insights LLC:
	Fair value	Useful Life
Contracts	$813,000	7 years
Customer relationships	22,000	12 years
Developed technology	96,000	5 years
Non-compete agreement	124,000	3 years

Amortization expense for intangible assets was $87,081 and $123,666 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $175,420 and $411,664 for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2013 is as follows:

Year ending December 31,	Amount
2013	$87,081
2014	319,268
2015	319,268
2016	245,281
2017	190,064
Thereafter	490,730
Total	$1,651,692

5.  Derivative Liabilities

Convertible notes payable and underlying warrants

As discussed in Note 6 under Bridge Financing, we previously issued convertible notes payable that provided for the issuance of warrants to purchase our common stock at a future date. The conversion term for the convertible notes was variable based on certain factors. The number of warrants to be issued was based on the future price of our common stock.

As of December 31, 2012 and through June 17, 2013, the number of warrants to be issued was indeterminate. Due to the fact that the number of warrants issuable was indeterminate, the equity environment was tainted and the fair value of all of the warrants underlying the convertible notes payable was recorded as a derivative liability. The fair values of the variable maturity conversion feature (“VMCO”) and the additional share issuance feature (“ASID”) were recorded as derivative liabilities on the issuance date.

On June 17, 2013, we converted all of the outstanding convertible notes payable into shares of our common stock, and issued the warrants underlying the convertible notes payable. At that time, the derivative liabilities related to the VMCO and ASID totaling $7,792,657 were reclassified to additional paid-in capital.

Private Placement Shares and Warrants

We completed a private placement in September 2011 for the sale of units consisting of shares of common stock and warrants to purchase our common stock. Both the common shares and the warrants contain anti-dilutive, or down round, price protection. We recorded derivative liabilities related to the down round price protection on the common shares and the warrants.

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

On June 17, 2013, the number of common shares issuable under the allonges was determined to be 527,679 and these shares were issued in July 2013.

Non-employee Warrants

As discussed in Note 7 under Warrants, we previously accounted for warrants issued to non-employees as derivative liabilities. On June 17, 2013, the equity environment was no longer tainted and the value of the derivative liabilities related to the non-employee warrants totaling $176,555 were reclassified to additional paid-in capital.

Summary

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At September 30, 2013 and December 31, 2012, we recorded current derivative liabilities of $237,098 and $3,074,504, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended September 30, 2013 and 2012 was a loss of $51,913 and a gain of $213,089, respectively.

The net change in fair value of the derivative liabilities for the nine months ended September 30, 2013 and 2012 was a loss of $3,865,511 and a gain of $407,079, respectively.

The following table presents the derivative liabilities by instrument type as of September 30, 2013 and December 31, 2012:

Derivative Value by Instrument Type	September 30, 2013	December 31, 2012
Convertible Bridge Notes	$-	$2,850,085
Common Stock and Warrants	237,098	129,378
Non-employee Warrants	-	95,041
	$237,098	$3,074,504

The following table presents details of our derivative liabilities from December 31, 2012 to September 30, 2013:

Balance December 31, 2012	$3,074,504
Issuances in derivative value due to new security issuances of notes	4,614,714
Issuances in derivative value due to vesting of non-employee warrants	26,969
Adjustment to derivative liability due to note repayment	(40,511)
Adjustment to derivative liability due to note conversion into new notes	(3,152,786)
Adjustment to derivative liability due to note conversion into equity	(7,923,875)
Adjustment to derivative liability due to non-employee warrant conversion	(176,555)
Adjustment to derivative liability due to warrant exercises	(23,904)
Change in fair value of derivative liabilities	3,838,542
Balance September 30, 2013	$237,098

An independent valuation expert calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo simulation model suitable to value path dependent American options. The model uses the risk neutral methodology adapted to value corporate securities. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

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

For issuances of non-employee warrants through June 17, 2013:

●	Computed volatility of 128.9%
●	Risk free rates ranging from 0.30% to 0.66%
●	Expected life (years) ranging from 2.48 to 3.27

See Note 9 for a discussion of fair value measurements.

6.  Bridge Financing, Notes Payable, and Accrued Interest

Bridge Financing

Summary

Prior to June 2013, we issued 10% Senior Secured Convertible Bridge Notes Payable (“Bridge Notes” or “new Bridge Notes”) to various accredited investors, and then extended the due dates on the majority of the Bridge Notes several times. In June 2013, the outstanding principal of the Bridge Notes totaling $4,984,720 was converted into 24,923,602 shares of our common stock at $0.20 per share. We no longer have any outstanding Bridge Notes.

The Bridge Notes contained variable maturity dates and additional share issuance obligations and we recorded discounts to the Bridge Notes for the VMCO and ASID. The discounts were amortized to interest expense over the term of the Bridge Notes using the effective interest method. We determined that the VMCO and the ASID represented embedded derivative features, and these were recorded as derivative liabilities. See Note 5.

We capitalized costs associated with the issuance of the Bridge Notes, and amortized these costs to interest expense over the term of the related Bridge Notes using the effective interest method.

The following table summarizes information relative to the outstanding Bridge Notes at December 31, 2012:

December 31, 2012
Bridge notes payable	$4,342,418
Less unamortized discounts:
VMCO	(481,390)
ASID	(1,003,359)
Bridge notes payable, net of discounts	$2,857,669

Following is a detailed discussion of the Bridge Notes transactions.

2012

As of January 1, 2012, the principal balance on our outstanding Bridge Notes totaled $1,062,500. The principal balance and accrued interest was due on the earlier of (i) the date we completed a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amount (a qualifying financing), and (ii) February 2, 2012. If the Bridge Notes were held to maturity, we would have paid, at the option of the holder: i) in cash or ii) in securities to be issued by us in the qualifying financing at the same price paid by other investors. The Bridge Notes were secured by a first priority lien and security interest in all of our assets.

In January 2012, we issued additional Bridge Notes in the aggregate principal amount of $520,000. These Bridge Notes were due February 2, 2012 and contained the same rights and privileges as the previously issued Bridge Notes.

In March 2012, we repaid Bridge Notes totaling $65,000.

In April 2012, all note holders with Bridge Notes maturing on February 2, 2012 extended the maturity date through May 2, 2012. As consideration to the note holders for the extension of the maturity date, we provided allonges which consisted of the accrued interest for each Bridge Note as of January 31, 2012, which are convertible into shares of our common stock at the latest financing price. The value of the allonges was recorded as a derivative liability. See Note 5.

In March 2012 and April 2012, we issued additional Bridge Notes in the aggregate principal amount of $220,100 with a due date of May 2, 2012. In May 2012, theses notes were cancelled and converted into new Bridge Notes discussed below.

In May and June 2012, we issued to a number of accredited investors our new Bridge Notes in the aggregate principal amount of $4,347,419, consisting of (i) $2,656,250 of new funds and (ii) $1,691,169 of principal amount and accrued interest due under our previously issued Bridge Notes that were cancelled and converted into new Bridge Notes. The new Bridge Notes accrued interest at the rate of 10% per annum.

The principal amount under the new Bridge Notes plus all accrued and unpaid interest was due on the earlier of (i) the date we completed a financing transaction for the offer and sale of shares of common stock (including securities convertible into or exercisable for its common stock), in an aggregate amount of no less than 125% of the principal amount (a qualifying financing), and (ii) October 15, 2012, which date, as described below, was later extended to April 15, 2013. Payments could have been made in cash, or, at the option of the holder of the new Bridge Notes, in securities to be issued by us in the qualifying financing at the same price paid for such securities by other investors. The new Bridge Notes were secured by a first priority lien and security interest in all of our assets.

We also had the obligation to issue to the holders of the new Bridge Notes on the date that is the earlier of the repayment of the new Bridge Notes or the completion of the qualifying financing, at their option:

●
five year warrants to purchase that number of shares of common stock equal to the principal amount plus accrued interest divided by the per share purchase price of the common stock offered and sold in the qualifying financing (the offering price) which warrants were to be exercisable at the offering price and would include cashless exercise provisions commencing eighteen months from the date of issuance of the warrants if there is not at that time an effective registration statement covering the shares of common stock exercisable upon exercise of the warrants, or

●	that number of shares of common stock equal to the product arrived at by multiplying (x) the principal amount plus accrued interest divided by the offering price and (y) 0.33.

We granted piggy-back registration rights with respect to the securities to be issued in connection with the new Bridge Notes.

The new Bridge Notes further provided that in the event of a change of control transaction, the proceeds from such transaction must be used by us to pay to the holders of the new Bridge Notes, pro rata based on the amount of new Bridge Notes owned by each holder, an amount equal to 1.5 times the amount of the aggregate principal amount outstanding under the new Bridge Notes, plus accrued interest due there under, plus all other fees, costs or other charges due there under.

The holders of the new Bridge Notes were also granted the right to appoint two designees to serve as members of our board of directors, which members will also serve as members of the Compensation Committee and the Audit Committee of our board of directors.

We used $184,081 from the proceeds of the sale of the new Bridge Notes to pay off existing principal balances under the Bridge Notes that were not cancelled and converted into the new Bridge Notes.

In October 2012 and continuing thereafter, we entered into amendments with the holders the new Bridge Notes. Under the terms of the amendments, the holders of new Bridge Notes in the aggregate principal amount of $4,342,419 agreed to extend the maturity date of the new Bridge Notes to April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Note entitled the holder to convert the principal and interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing. The conversion price of $0.50 in (b) above triggered the price protection guarantee contained in the warrants issued in our 2011 private placement, and the exercise price on the warrants changed from $2.00 per share to $0.50 per share.

In November 2012, we repaid a new Bridge Note totaling $5,000.

2013

In January 2013, we partially repaid a new Bridge Note totaling $21,040.

In March 2013, we issued new Bridge Notes in the aggregate principal amount of $200,000 that contained the same rights and privileges as the previously issued new Bridge Notes.

In April 2013, we issued new Bridge Notes in the aggregate principal amount of $75,000 that contained the same rights and privileges as the previously issued new Bridge Notes.

In April 2013, we repaid a new Bridge Note totaling $36,659.

In April 2013, we issued a new Bridge Note to our Chief Financial Officer (“CFO”) totaling $20,000 that contained the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013.

In May 2013, a majority of the new Bridge Note holders agreed to extend the maturity date of the new Bridge Notes to October 15, 2013 from April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the new Bridge Note holders have the option to convert the principal and accrued interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.25 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Notes entitled the new Bridge Note holders to convert the principal and accrued interest under the new Bridge Notes into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $0.50 per share (subject to adjustment in the event of a stock split, reclassification or the like).

As a result of this amendment and the additional consideration given, the embedded derivative features in the Bridge Notes were revalued on April 15, 2013 to $4,052,148. We recorded new note discounts and derivative liabilities on April 15, 2013 based on the fair value of the derivative instruments. During the period from April 15, 2013 through June 17, 2013, the entire balance of the note discounts was amortized to interest expense as the conversion on June 17, 2013 triggered the immediate recognition of the full value of the debt discount.

In May 2013, we issued new Bridge Notes in the aggregate principal amount of $387,500 that contained the same rights and privileges as the previously issued and amended new Bridge Notes.

In May 2013, we issued a new Bridge Note to our Chief Executive Officer (“CEO”) totaling $17,500 that contained the same rights and privileges as the previously issued and amended new Bridge Notes.

In June 2013, we completed a qualifying equity financing at $0.20 per share. See Note 7. Pursuant to the terms of the new Bridge Notes, we converted the principal amount of Bridge Notes totaling $4,984,720 into 24,923,602 shares of our common stock at $0.20 per share. Also, in June 2013, we converted accrued interest on the Bridge Notes totaling $369,786 into 1,848,930 shares of our common stock at $0.20 per share.

Certain note holders elected to receive cash payment for their accrued interest, and the remaining accrued interest on the Bride Notes of $95,404 was paid in July 2013.

Discounts recorded related to the Bridge Notes

We recorded discounts to the Bridge Notes for the VMCO and ASID. The discounts were amortized to interest expense over the term of the Bridge Notes using the effective interest method. All of the discounts related to the Bridge Notes were recognized as interest expense in June 2013 in conjunction with the conversion of the Bridge Notes into shares of our common stock.

We determined that the VMCO and the ASID represented embedded derivative features, and these were shown as derivative liabilities on the balance sheet. See Note 5.

The following table presents details of the discounts to our Bridge Notes from December 31, 2011 to September 30, 2013:

	VMCO	ASID	Total
December 31, 2011	$(12,031)	$(47,739)	$(59,770)
Additions	(1,409,797)	(3,942,607)	(5,352,404)
Amortization	940,438	2,986,987	3,927,425
December 31, 2012	(481,390)	(1,003,359)	(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
September 30, 2013	$-	$-	$-

During the three months ended September 30, 2013 and 2012, we recorded Bridge Note discount amortization to interest expense of $-0- and $1,528,438 respectively.

During the nine months ended September 30, 2013 and 2012, we recorded Bridge Note discount amortization to interest expense of $6,099,463 and $2,543,979, respectively.

Deferred financing costs related to the Bridge Notes

We capitalized deferred financing costs and amortized the capitalized amounts to interest expense over the term of the Bridge Notes using the effective interest method.

During the three months ended September 30, 2013 and 2012, we recorded deferred financing cost amortization to interest expense of $-0- and $139,086, respectively.

During the nine months ended September 30, 2013 and 2012, we recorded deferred financing cost amortization to interest expense of $-0- and $239,943, respectively.

Digimark, LLC Notes

As partial consideration for the acquisition of Boomtext in 2011, we issued an unsecured subordinated promissory note in the principal amount of $194,658. The promissory note did not bear interest, was payable in installments (varying in amount) from August 2011 through October 2012, and was subordinated to our obligations under the Bridge Notes discussed above.

We recorded the promissory note at the present value of the payments over the subsequent periods which amounted to $182,460. We amortized the discount using the effective interest method.

As of December 31, 2012, the outstanding balance on the note payable was $100,000, which was paid in June 2013.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of September 30, 2013 and December 31, 2012:

	Notes Payable		Accrued Interest
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bridge notes, net, as discussed above	$-	$2,857,669	$-	$261,213

Convertible notes payable, net of discounts	-	2,857,669	-	261,213

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	16,117	13,775

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006.	-	51,984	-	24,297

Digimark, LLC subordinated promissory note, net, as discussed above.	-	100,000	-	22,083

Notes payable	20,000	171,984	16,117	60,155

Totals	$20,000	$3,029,653	$16,117	$321,368

Interest Expense

The following table summarizes interest expense for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of note discounts	$-	$1,530,412	$6,134,367	$2,551,161
Amortization of deferred financing costs	-	139,086	-	239,943
Other interest expense	807	111,627	212,993	228,521
	$807	$1,781,125	$6,347,360	$3,019,625

7.  Stockholders’ Equity (Deficit)

Common Stock

In May 2013, we issued: 750,000 shares of common stock as part of the purchase price in the Sequence acquisition which were valued at $183,750 based on the closing market price on the acquisition date, see Note 3; 7,000,000 shares of common stock as part of the purchase price in the FDI acquisition which were valued at $1,112,310 based on the closing market price on the acquisition date, see Note 3; and 1,483,669 shares of common stock in satisfaction of the Boomtext earn-out payment, see Equity Payable below.

In June 2013, we issued 36,780,000 shares of common stock at $0.20 per share to accredited investors for net proceeds of $6,789,686. Transaction costs netted against the proceeds totaled $566,315. This transaction constituted a qualified financing, pursuant to which the Bridge Notes were converted into 26,772,532 shares of common stock, see Note 6.

In June 2013, we also issued 75,000 shares of common stock for services and recorded general and administrative expense of $18,375.

In July 2013, we issued: 527,679 shares of common stock in satisfaction of the allonges granted under the Bridge Notes valued at $131,248; and 32,825 common shares for the cashless exercise of warrants and recorded a reduction to our derivative liabilities of $18,731.

In August 2013, we issued 720,000 shares of common stock at $0.20 per share to accredited investors for net proceeds of $107,492. Transaction costs netted against the proceeds totaled $36,508.

In August 2013, we also issued: 90,252 shares of common stock for services and recorded general and administrative expense of $51,444; 236,292 shares of common stock in satisfaction of our additional share issuance obligation under the Bridge Notes and reduced our equity payable by $96,960; 78,125 shares of common stock in satisfaction of the accrued bonus to our CEO of $25,000; 37,500 shares of common stock in satisfaction of the accrued bonus to our CFO of $12,000; and 9,986 shares of common stock for the cashless exercise of warrants and recorded a reduction of our derivative liabilities of $5,173.

At September 30, 2013, we had 97,811,977 shares of common stock outstanding.

Equity Payable

We had an earn-out commitment associated with the acquisition of Boomtext from Digimark, LLC. The earn-out payment (payable March 31, 2013) consisted of a number of shares of our common stock equal to (a) 1.5, multiplied by our net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of our common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $1.49 and $2.01 per share).

In June 2013, the final value of the earn-out payment of $2,210,667 was satisfied through the issuance of 1,483,669 shares of common stock. As of December 31, 2012, the estimated value of the earn-out payment of $2,032,881 was recorded as a current liability.

In June 2013, we recorded equity payable of $218,446 related to the additional share issuance obligations under the Bridge Notes. As discussed above under Common Stock and below under Warrants Issued to Note Holders and Placement Agent, we satisfied a portion of these obligations during the three months ended September 30, 2013 through the issuance of shares of common stock or warrants to purchase common stock.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2013:

Options
Outstanding at January 1, 2013	1,955,000
Granted	32,792,129
Exercised	-
Canceled/forfeited/expired	(408,334)
Outstanding at September 30, 2013	34,338,795

The weighted average exercise price of stock options granted during the period was $0.33 and the related weighted average grant date fair value was $0.29 per share.

The exercise of 32,317,129 options granted under our 2013 Plan was subject to our increasing the number of shares of common stock authorized for issuance, which took place on November 12, 2013 as a result of the one for six reverse stock split and accompanying decrease in our authorized common stock to 50,000,000 shares. See Note 11.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

General and administrative	$386,347	$84,886	$662,510	$248,911
Sales and marketing	656,396	19,217	1,656,052	54,083
Engineering, research, and development	3,081	458	5,056	11,996
	$1,045,824	$104,561	$2,323,618	$314,990

Valuation Assumptions

An independent valuation expert calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.82%	0.57%	1.27%	0.52%
Expected life (years)	6.17	3.58	5.57	3.37
Expected dividend yield	0%	0%	0%	0%
Expected volatility	132.0%	61.0%	131.9%	67.6%

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of our employee stock options.

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

The dividend yield assumption is based on our history of not paying dividends and no future expectations of dividend payouts.

The expected volatility in 2013 is based on the historical publicly traded price of our common stock. The expected volatility prior to 2013 is based on the weighted average of the historical volatility of publicly traded surrogates in our peer group.

Warrants Issued to Non-Employees

We issued warrants to purchase 905,000 shares of common stock to non-employees in 2010 and 2011. Prior to June 17, 2013, the warrants were accounted for as derivative liabilities because the equity environment was tainted as discussed in Note 5. The equity environment was no longer tainted as of June 17, 2013, and our independent valuation expert began calculating the stock-based compensation for these warrants using the Black-Scholes valuation model. The valuation assumptions used are consistent with the valuation information for options above.

We recorded stock-based compensation expense of $26,214 in general and administrative expense for the three months ended September 30, 2013, and we recorded a gain of $133,120 in change in fair value of derivative liabilities for the three months ended September 30, 2013.

We recorded stock-based compensation expense of $26,214 in general and administrative expense for the nine months ended September 30, 2013, and we recorded a loss of $91,720 in change in fair value of derivative liabilities for the nine months ended September 30, 2013.

A summary of non-employee warrant activity under the 2010 Plan from December 31, 2012 to September 30, 2013 is presented below:

Number
Outstanding
Outstanding at December 31, 2012	905,000
Granted	-
Exercised	-
Canceled/forfeited/expired	-
Outstanding at September 30, 2013	905,000

Warrants

During 2011, we issued warrants for the purchase of 688,669 shares of common stock at $2.00 per share in connection with a private placement. During 2012, we issued warrants for the purchase of 153,515 shares of common stock at $2.00 per share in connection with the conversion of a portion of our Bridge Notes. These warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrants remain outstanding. The current exercise price of these warrants is $0.20 per share as a result of the price protection guarantee contained in the warrant agreements.

In June 2013, we issued warrants for the purchase of 27,249,549 shares of common stock at $0.20 per share in connection with the conversion of the Bridge Notes into equity. The warrants are exercisable for five years from the date of issuance.

In June 2013, we issued warrants for the purchase of 3,602,558 shares of common stock at $0.20 per share to a placement agent connected with the Bridge Note conversions and equity placements. The warrants are exercisable for five years from the date of issuance.

In July 2013, we issued warrants for the purchase of 35,000 shares of common stock at $0.20 per share to a placement agent connected with the equity placements. The warrants are exercisable for five years from the date of issuance.

In July 2013, we issued warrants for the purchase of 152,300 shares of common stock at $0.20 per share to previous note holders in satisfaction of the ASID. The warrants are exercisable for three years from the date of issuance.

In July 2013, we issued warrants for the purchase of 53,069 shares of common stock at $0.20 per share to an individual for services rendered.

In July 2013, we recorded the cashless exercise of warrants for 51,167 shares of common stock, and issued 32,825 shares of common stock.

In August 2013, we issued warrants for the purchase of 32,900 shares of common stock at $0.20 per share to a placement agent connected with the Bridge Note conversions and equity placements. The warrants are exercisable for five years from the date of issuance.

In August 2013, we recorded the cashless exercise of warrants for 14,076 shares of common stock, and issued 9,986 shares of common stock.

At September 30, 2013, we have warrants to purchase 31,901,917 shares of common stock at $0.20 per share that are outstanding. Of this amount, warrants to purchase 776,541 shares expire in 2015, warrants to purchase 205,369 shares expire in 2016, and warrants to purchase 30,920,007 shares expire in 2018.

8.  Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our derivative liabilities.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$4,175,032	$-
Intangibles, net (non-recurring)	$-	$-	$1,651,692	$-
Derivatives (recurring)	$-	$-	$237,098	$(3,865,511)
Earn-out payable (non-recurring)	$-	$-	$224,000	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$(742,446)
Intangibles, net (non-recurring)	$-	$-	$444,112	$(145,396)
Derivatives (recurring)	$-	$-	$3,074,504	$359,530

The change in fair value of these liabilities is included in other income (expense) in the condensed consolidated statements of operations. The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the price of our common stock, estimated probabilities related to the occurrence of a future financing, and interest rates. As all the assumptions employed to measure this liability are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2012 to September 30, 2013.

9.  Commitments and Contingencies

Litigation

In September 2012, we initiated litigation against a former client (the “Defendant”) for failure to pay invoices for services rendered under its Master License and Services Agreement. The complaint was filed in Superior Court of California, San Diego County. The litigation seeks to recover $67,795 in services and interest penalties. As of September 30, 2013, negotiations to settle the litigation with the Defendant have ceased, and we are seeking to obtain a judgment against the Defendant.

10.  Related Party Transactions

Prior to our reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. A member of our Board of Directors is currently President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. We recognized deferred revenue from this related party during the three months ended September 30, 2013 and 2012 totaling $-0- and $73,538, respectively. We recognized deferred revenue from this related party during the nine months ended September 30, 2013 and 2012 totaling $-0- and $157,538, respectively. Optimal Payments Corporation ceased being a related party in June 2013. As of December 31, 2012, deferred revenue from this related party totaled $35,262.

In April 2013, we issued a new Bridge Note to our CFO totaling $20,000 that contains the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013. The note and accrued interest were converted into 101,507 shares of common stock and he received five-year warrants to purchase 101,507 shares of common stock exercisable at $0.20 per share.

In May 2013, we issued a new Bridge Note to our CEO totaling $17,500 that contains the same rights and privileges as the previously issued and amended new Bridge Notes. The note and accrued interest were converted into 88,243 shares of common stock and he received five-year warrants to purchase 88,243 shares of common stock exercisable at $0.20 per share.

In August 2013, we issued 78,125 shares of common stock to our CEO in satisfaction of accrued bonus of $25,000; and we issued 37,500 shares of common stock to our CFO in satisfaction of accrued bonus of $12,000.

11. Subsequent Events

In October 2013, our shareholders approved a reverse stock split of our outstanding common stock at a specific range from 1-for-5 to 1-for-10 as determined by the board of directors, and approved a decrease in the number of authorized shares of common stock from 150,000,000 to 50,000,000. The 1-for-6 reverse stock split and decrease in authorized shares of common stock became effective November 12, 2013.

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

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, mobile device applications (which consists of software available to both phones and tablet PCs.  We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Dallas Cowboys, Chick-Fil-A, Jamba Juice, and others.

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

We believe that mobile devices are emerging as an important interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. According to eMarketer’s article, published August 1, 2013 (http://www.emarketer.com/Article/Digital-Set-Surpass-TV-Time-Spent-with-US-Media/1010096), U.S. adults now spend more time on their mobile device than any other digital channel such as PCs. eMarketer also reports that U.S. adults already spend more time on their mobile phone than viewing print or listening to radio combined. We believe that brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Recent Events

Reverse Stock Split

In October 2013, our shareholders approved a reverse stock split of our outstanding common stock at a specific range from 1-for-5 to 1-for-10 as determined by the board of directors, and approved a decrease in the number of authorized shares of common stock from 150,000,000 to 50,000,000. The 1-for-6 reverse stock split and decrease in authorized shares of common stock became effective November 12, 2013.

Acquisitions

In May 2013, we acquired the assets of Sequence, LLC (“Sequence”) related to a mobile customer loyalty application.  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash; (2) 750,000 shares of our common stock which were valued at $183,750 based on the closing market price on the acquisition date; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

Also in May 2013, we acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”) pursuant to an asset purchase agreement. The assets and liabilities acquired from FDI consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.

The purchase price consisted of: (1) $100,000 in cash; (2) a promissory note in the principal amount of $1,400,000; and (3) 7,000,000 shares of our common stock which were valued at $1,112,310 based on the closing market price on the acquisition date.

Private Placement and Conversion of Bridge Notes

In June 2013, we sold 36,780,000 shares of our common stock at $0.20 per share and received net proceeds of $6,789,685. We also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 26,772,532 shares of our common stock at $0.20 per share. We no longer have any Bridge Notes outstanding.

In August 2013, we completed the full amount authorized in the private placement of $7,500,000 by selling the remaining 720,000 shares of our common stock at $0.20 per share and received net proceeds of $107,492.

Results of Operations

Revenues

Revenues for the three months ended September 30, 2013 were $1,035,952, an increase of $29,690, or 3.0%, compared to the same period in 2012. The small net increase is primarily attributable to an increase of 79% in revenues from subscriber-based licensing and approximately $69,000 in revenues from recent acquisitions.  This increase was offset by the loss of several large-enterprise accounts that were not replaced with new accounts in 2013, primarily due to increased focus on small businesses, and other minor factors.

Revenues for the nine months ended September 30, 2013 were $3,149,555, an increase of $120,689, or 4.0%, compared to the same period in 2012. The small net increase is primarily attributable to an increase of 260% in subscriber-based licensing and approximately $98,000 in revenues from recent acquisitions.  This increase was offset by the loss of several large-enterprise accounts that were not replaced with new accounts in 2013, primarily due to increased focus on small businesses, and other minor factors.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 was $268,507, a decrease of $38,544, or 12.6% compared to the same period in 2012.  This decrease is primarily attributable to lower outsourced project consulting costs, IT related expenses, and sales commission expenses.   IT related expenses decreased 10.7% as compared to the same period in 2012, due to consolidation of providers and reduced co-location expenses.  Sales commission expense decreased 76.4% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts, turnover of outside sales staff, and a smaller inside sales staff.

Cost of revenues for the nine months ended September 30, 2013 was $864,519, a decrease of $142,769, or 14.2% compared to the same period in 2012.  This decrease is primarily attributable to lower costs for outsourced project consulting costs and sales commission expenses.   Sales commission expense decreased 45.8% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts, turnover of outside sales staff, and a smaller inside sales staff.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $688,033, or 108.1%, during the three months ended September 30, 2013 compared to the same period in 2012. The increase in general and administrative expense was primarily due to higher stock-based compensation expense related to options granted to our new officers and employees and higher legal costs associated with our business activities during the period.

General and administrative expenses increased $293,827, or 12.5%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in general and administrative expense was primarily due to higher stock-based compensation expense related to options granted to our new officers and employees and higher legal costs associated with our business activities during the period, which were offset by lower bad debt expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses increased $1,084,748, or 266.6%, during the three months ended September 30, 2013 compared to the same period in 2012.

Sales and marketing expenses increased $2,153,970, or 189.6%, during the nine months ended September 30, 2013 compared to the same period in 2012.

The increase in sales and marketing expense for both periods was primarily related to higher employee related expenses and higher stock-based compensation expense of our new officers and employees.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $41,446, or 31.7%, during the three months ended September 30, 2013 compared to the same period in 2012.

Depreciation and amortization expense decreased $250,700, or 58.0%, during the nine months ended September 30, 2013 compared to the same period in 2012.

The amortizable base of our intangible assets was lower in the 2013 periods than the 2012 periods because of the write-offs we recorded in December 2012.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense decreased $1,780,318, or 100%, during the three months ended September 30, 2013 compared to the same period in 2012. We converted substantially all of our debt into equity in June 2013.

Interest expense increased $3,327,735 or 110.2%, during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in interest expense was primarily attributable to our increased debt balance during the period and the amortization of note discounts upon conversion of the debt in June 2013.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the nine months ended September 30, 2013 and 2012 was a loss of $3,865,511 and a gain of $407,079, respectively. The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the period ended September 30, 2013, the volatility assumptions input into the Monte Carlo models were updated with our own stock (as two years of comparable data was now available), as compared to the use of guideline companies during previous periods, which increases the reliability of the underlying data in the models, but which also increased the value of the derivatives which in turn caused the increased losses in the current period. In addition, during the nine months ending September 30, 2013, the conversion of the convertible notes payable into common shares significantly reduced our ongoing exposure to share price movements as the tainted equity environment was relieved on June 17, 2013; thereby reducing the number of warrants subject to derivative liability treatment. See Note 5 for further information.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets of $4,126,265, including $3,500,245 in cash, and current liabilities of $1,369,718, resulting in working capital of $2,756,547.

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

Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(2,084,814)	$(2,065,943)
Investing activities	(402,799)	(9,732)
Financing activities	5,987,495	2,241,670
Net change in cash	$3,499,882	$165,995

Investing Activities

Investing activities during the nine months ended September 30, 2013 include $400,000 in cash consideration used in our acquisitions during the period.

Financing Activities

Financing activities for the nine months ended September 30, 2013 include net proceeds from the sale of common stock of $6,897,177, proceeds from the issuance of notes payable of $700,000 and payment on notes payable of $1,609,682. Financing activities for the nine months ended September 30, 2012 include proceeds from the issuance of notes payable of $3,148,470 and payments on our notes payable and other obligations of $906,800.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by section 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of September 30, 2013 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013	Filed electronically herewith
3.2	Amendment No. 2 to the Bylaws of the Registrant effective as of May 20, 2013	Filed as Exhibit to Current Report on Form 8-K filed on May 24, 2013
4.1	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated June 17, 2013 and Convertible Secured Promissory Note Conversion Agreement dated June 17, 2013	Filed as Exhibit to Current Report on Form 8-K filed on June 20, 2013
10.1	Form of Amendment to 10% Senior Secured Convertible Bridge Notes due October 15, 2013	Filed as Exhibit to Current Report on Form 8-K filed on May 10, 2013
10.2	Asset Purchase Agreement by and among the Registrant and Sequence LLC	Filed as Exhibit to Quarterly Report on Form 10-Q filed on May 15, 2013
10.3	Asset Purchase Agreement dated May 20, 2013 between the Registrant and Front Door Insights, LLC	Filed as Exhibit to Current Report on Form 8-K filed on May 24, 2013
10.4	Promissory Note dated May 20, 2013 made by the Registrant in favor of Front Door Insights, LLC	Filed as Exhibit to Current Report on Form 8-K filed on May 24, 2013
10.5	Employment Agreement dated May 20, 2013 between the Registrant and Michael K. Bynum*	Filed as Exhibit to Current Report on Form 8-K filed on May 24, 2013
10.6	Employment Agreement dated May 20, 2013 between the Registrant and Tom Tolbert*	Filed as Exhibit to Current Report on Form 8-K filed on May 24, 2013
10.7	Securities Purchase Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as Exhibit to Current Report on Form 8-K filed on June 20. 2013
10.8	Convertible Secured Promissory Note Conversion Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as Exhibit to Current Report on Form 8-K filed on June 20. 2013
10.9	Registration Rights Agreement dated June 17, 2013 by and among the Registrant and the signatories thereto	Filed as Exhibit to Current Report on Form 8-K filed on June 20. 2013
10.10	Employment Agreement entered into June 21, 2013 by and between the Registrant and Geri Suster*	Filed as Exhibit to Current Report on Form 8-K filed on June 26. 2013
10.11	2013 Stock Incentive Plan of the Registrant adopted July 18, 2013*	Filed as Exhibit to Quarterly Report on Form 10-Q filed on August 14, 2013
10.12	Employment Agreement dated July 22, 2013 between the Registrant and Jeff Hasen*	Filed as Exhibit to Current Report on Form 8-K filed on August 1. 2013
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.INS	XBRL Instance Document**	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document**	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document**	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document**	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document**	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document**	Filed electronically herewith

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

Mobivity Holdings Corp.

Date: November 14, 2013	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)