Form 10-K
period 2013-12-31
MOBIVITY HOLDINGS CORP.
filed 2014-03-31
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes [X]   No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common stock equity, as of June 30, 2013, representing the last business day of the registrant’s most recently completed second fiscal quarter: $22,897,248.

As of March 28, 2014, the registrant had 22,237,762 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE

On November 12, 2013, the Company effected a 1 for 6 reverse stock split of its authorized common stock and reduced its authorized common stock to 50,000,000 shares. The number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, all share prices, including the exercise price and the number of common shares issuable under the Company’s share-based compensation plans and warrants, have been adjusted retrospectively to reflect the reverse stock split.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the Risk Factor section of our Registration Statement on Form S-1 filed with the SEC on August16, 2013. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Part I

Item 1.	Business

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms, consisting of software available to phones, tablets PCs, and Point of Sale (POS) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile smartphone applications,.  We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Sonic Drive-In, Chick-Fil-A, Jamba Juice, and others.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest target audience. According to a report published by International Data Corporation, or IDC, by 2015, more U.S. Internet users will access the Internet through mobile devices than through PCs or other wireline devices. The IDC study further reports that the number of people accessing the Internet in the U.S. through PCs will shrink from 240 million consumers in 2012 to 225 million in 2016. At the same time, the number of mobile users will increase from 174 million to 265 million.

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service (SMS), Multi-Media Messaging (MMS), smartphone application development and Interactive Voice Response (IVR) interactions, all of which are facilitated via a set of Graphical User Interfaces (GUIs) operated from any Web browser.

Our C4 platform also allows our customers to deploy and administer our “Stampt” mobile device loyalty application. Stampt is a smartphone replacement for “Buy 10, Get 1 free” punch cards. Consumers no longer need to worry about forgetting paper-based loyalty punch cards. Stampt makes it easy to receive all of the rewards consumers want from their favorite businesses.  Consumers can use Stampt throughout the United States to earn free sandwiches, coffee, pizza, frozen yogurt, donuts, bagels and more.  Stampt’s nearby feature shows consumers all of the rewards they can earn at nearby businesses. From the Stampt mobile device application, consumers simply tap any business to learn more about that business and to see all of the loyalty points they have earned at that business. Consumers can keep track of all of the rewards they are close to earning through the “my cards” feature displayed in the application’s interface. Once a consumer has earned all of the Stampts they need for a reward, they simply show the cashier and click “tap to redeem” button from the application interface on their device. Our customers can create and manage any Stampt program from the C4 platform’s set of Web-based interfaces.

Our SmartReceipt solution enables our customers with the ability to control the content on receipts printed from their Point of Sale (POS) system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our C4 solution integrates with SmartReceipt by support SMS marketing or Stampt mobile application calls-to-actions which can be printed on receipt content by SmartReceipt.

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

We believe that mobile devices are emerging as an important interactive channel for brands to reach consumers since it is the only media platform that has access to the consumer virtually anytime and anywhere. According to an August 2013 eMarketer report, U.S. adults now spend more time on their mobile device than any other digital channel such as PCs. eMarketer also reports that U.S. adults already spend more time on their mobile phone than viewing print or listening to radio combined. We believe that brands and advertising agencies are recognizing the unique benefits of the mobile channel and they are increasingly integrating mobile media within their overall advertising and marketing campaigns. We also believe the future of mobile applications and services includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.  Our objective is to become the industry leader in connecting brands and enterprises to consumers’ mobile phones.

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (SaaS) product that connects consumers to merchants and brands. The key elements to our strategy are:

●
Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary, enterprise-grade C4 technology platform. We believe that our C4 platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage.  With more than seven years of development, we believe that our C4 platform operates SMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS text messaging transactional volume necessary to support our goal of several thousand end users. Additionally, our C4 platform supports “Interactive Voice Response”, or “IVR”, capabilities that we believe are unique to our solution and will allow Mobivity to deliver additional capabilities beyond SMS text messaging that will be unique and valuable to the marketplace. Our C4 platform also provides features that allow our customers to manage their Stampt mobile device application in conjunction with SMS text messaging campaigns, which we believe is a unique combination of both SMS text messaging and mobile device application management.

●
Expand our sales and customer support infrastructure. We have historically focused our efforts on the development of our technology and solutions. Going forward, we intend to increase significantly our investments in sales and customer support.

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

●
Build our intellectual property portfolio. We currently have two issued patents that we believe have significant potential application in the mobile marketing industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Company Background

Mobivity Holdings Corp., a Nevada corporation, formerly Ares Ventures Corporation, was an exploration stage company with no revenues and a limited operating history until November 2010.

Share Exchange

On November 2, 2010, we completed the acquisition of Mobivity, Inc. (formerly CommerceTel, Inc.), in exchange for 1,666,667 shares of our common stock (the “Share Exchange”).  Our current operations are conducted entirely by Mobivity, Inc.

In anticipation of the transaction, effective October 5, 2010, we changed our name from Ares Ventures Corporation to CommerceTel Corporation.  In June, 2012, we changed our name to Mobivity Holdings Corp. in conjunction with a company-wide rebranding.

Txtstation Acquisition

In April 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited (“Adsparq”).  The purchase price for the acquisition was 354,167 shares of our common stock and $300,000 in cash.

In connection with the transaction, we also issued 50,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.

Mobivity Acquisition

In April 2011, we entered into an acquisition agreement with Mobivity, LLC and Mobile Visions, Inc. to acquire the assets of their Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition was 166,667 shares of our common stock, $64,969 in cash paid at closing and a secured subordinated promissory note of Mobivity, Inc. (our wholly owned subsidiary) in the principal amount of $606,054.

BoomText Acquisition

In August 2011, we completed the transactions contemplated under an asset purchase agreement dated June 9, 2011 (the “Agreement”) with Digimark, LLC (“Digimark”) to acquire substantially all of the assets of its BoomText interactive mobile marketing services business.  The effective date of the transaction was August 1, 2011. In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components:

(i)	86,590 shares of our common stock issued at closing;
(ii)	$120,514 in cash paid at closing;
(iii)	a secured subordinated promissory note of Mobivity, Inc. in the principal amount of $175,000. This note earned interest at 6.25% per annum and was paid in full on May 31, 2012.
(iv)	an unsecured subordinated promissory note in the principal amount of $194,658 issued by Mobivity, Inc. due and payable on October 1, 2012, which was paid in 2013.
(v)
an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of our common stock equal to (a) 1.5, multiplied by our net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of our common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $8.94 and $12.06 per share).

The final value of the earn-out of $2,210,667 was settled in 2013 through the issuance of 247,279 shares of our common stock.

Front Door Insights, LLC Acquisition

In May 2013, we acquired certain assets of Front Door Insights, LLC. The assets acquired from Front Door Insights consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.  The purchase price consisted of: $100,000 in cash; (2) our promissory note in the principal amount of $1,400,000; and (3) 1,166,667 shares of our common stock valued, based on the closing price of our common stock on May 20, 2012, at $1,034,310. The promissory note was paid in 2013.

Sequence Acquisition

In May 2013, we acquired the assets of Sequence, LLC related to a mobile customer loyalty application (“Stampt”).  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  The purchase price consisted of: $300,000 in cash which was paid prior to closing; 125,000 shares of our common stock which were issued at closing valued, based on the closing price of our common stock on May 13, 2012, at $183,750; and our agreements to pay 24 monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

Smart Receipt Acquisition

On March 12, 2014, we entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with SmartReceipt, Inc., a Delaware corporation (“SmartReceipt”).  The closing of the transactions under the Asset Purchase Agreement took place on March 12, 2014.  Pursuant to the Asset Purchase Agreement, we acquired all of the assets of SmartReceipt in exchange for:
  Our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014;
  Our issuance of 504,884 shares of our $0.001 par value common stock; and
  Our earn-out payment of 200% of the “eligible revenue” of our over the 12 month period following the close of the transaction (“earn-out period”). The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients. The earn-out payment will be payable in common shares of our (valued at the Closing VWAP) no later than the 90th day following the end of the earn-out period. For purposes of the foregoing, the “Closing VWAP” means the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.
Pursuant to the Asset Purchase Agreement, SmartReceipt has agreed that 50% of the shares issuable to SmartReceipt or its shareholders at the initial closing will be held back by us for a period of 12 months and will be subject to cancellation based on indemnification claims on our part.

Industry Background

We believe industry trends point to a shift in the local marketing industry in both how merchants and brands market their products and services to local customers. We believe that consumers are transitioning to new digital channels and moving away from legacy marketing channels. It is this transition that we believe has created an opportunity for new and innovative local marketing services and technologies to evolve. We believe that consumers are increasingly devoting their attention and lifestyle to mobile devices and that marketers will need new products, technologies, and services tailored for consumer’s mobile devices.

According to BIA/Kelsey’s U.S. Local Media Forecast (2012-2017), local marketing spend is projected to grow from $132.5 billion in 2012 to $148.8 billion by 2017. Local marketing is comprised of “traditional” channels, such as radio, print, or television, and “digital” channels such as personal computers, mobile phones, or tablets. BIA/Kelsey projects that local marketing spend on traditional channels will decrease 2.2% in 2013, while local marketing spend on digital channels will grow 11.7%. BIA/Kelsey also forecasts that local mobile marketing spend will increase 750% by 2017 to $9.1B.

According to tracking firm eMarketer's data, while U.S. adults spend on average 4 hours and 31 minutes per day viewing TV, in 2013 they will spend 5 hours and 9 minutes every day on average using digital media such as mobile apps, streaming video, games, or browsing the Web. Furthermore, eMarketer reports that the leading digital platform is the mobile device which, at 2 hours and 21 minutes per day, exceeds the combined time spent on print (32 minutes) and radio (1 hour, 26 minutes).

Mobile marketing campaigns use multiple channels to reach the consumer, including mobile web sites, mobile applications, mobile messaging and mobile video, all of which can be integrated into interactive campaigns. Each channel can link to additional mobile content or channels, as well as to complementing traditional media. Mobile marketing provides a powerful, instant and interactive response path in that consumers may send a keyword to a short code via SMS, or register on a mobile web site. This makes the mobile phone a precisely targeted communication channel, where users are highly engaged with content. As a result, the mobile channel is believed to be a highly effective campaign tool and its response levels are high compared to other media. We believe that mobile is valuable as a stand-alone medium for marketing, but it is also well suited for a vital role in fully integrated cross-media campaign plans, including TV, print, radio, outdoor, cinema, online and direct mail. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest network.

The Mobivity Solution

Our mobile marketing platform is designed to allow brands to operate mobile marketing campaigns, as well as resellers to market their own mobile marketing platform under their own brand identity. As of the date of this report, we have approximately 11,000 customers utilizing our mobile marketing platform and we deliver on their behalf an average of 12 million SMS text messages per month.  We have approximately 6,000 additional customers using our Smart Receipt solution.  Our customers are spread over all industries that market to individual consumers and range in size from national franchisers to the single site family-owned business.  Our clients access our “C4” solution through a standard Web browser that allows them to directly conduct the setup, messaging, and ongoing Customer Relationship Management (CRM) with the consumers they market to. Our customers are given a dedicated support representative along with account credentials to access their own C4 account from any Web browser.

●   Campaign Setup:  Initially, our clients will use their own C4 account on our proprietary platform to design their mobile marketing campaign for purposes of attracting customers to subscribe for the customer’s mobile messaging service.  In compliance with federal and state laws relating to mobile marketing, marketers typically attract customers to their mobile messaging service through media communications distributed through non-mobile devices, media, other than mobile devices, including store signage, billboards other forms of print media and digital media not directed through a mobile device. Our C4 solution also allows for the creation and design of digital display graphics that can be displayed on television screens, digital scoreboards, or other digital screens where an animated or more graphically rich solicitation may be desired. Digital displays are particularly useful on large digital scoreboard displays at sporting events. Through these various forms of communication, customers of our clients will be invited to subscribe to SMS text messaging communications (for example, “Join our mobile VIP club! Text “Pizza” to 12345”) or to set-up loyalty offers through our Stampt smartphone loyalty application (for example,  “Download Stampt, use your iPhone or Android phone to join our loyalty program – “buy five sandwiches and get one free!”).  Consumers responding to these communications will be directed to our clients’ own C4 account on our proprietary platform, where our platform records and stores the consumer’s relevant information for access by our client stores. Once the consumer has subscribed to our customer’s mobile marketing campaign, our C4 solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

●  Messaging. Our C4 platform allows for marketers to instantly message their subscribers via SMS text messaging or “push” messaging to users of the Stampt smartphone application. Our platform is designed to be a fully automated, self-executing tool where our clients access their own C4 account on our proprietary platform, design and create their mobile marketing message, designate to whom among their list of opted-in consumers the message will be sent and then select the time (or times) the message will be distributed.  Each customer is assigned a dedicated support representative to provide support in this process, however the platform is designed to provide the customer with the ability to design and carry-out the entire campaign through their remote online access to our platform.  Our customers are provided with an instant communication channel to alert their subscribers of events, specials, or other announcements. Our C4 platform provides various messaging tools for marketers to create and initiate these messages in real-time or for future broadcasts. The solution also allows the marketer to connect to Facebook or Twitter accounts so that their messaging broadcasts to select social media channels if desired.

●  Customer Relationship Management (CRM). Our C4 solution offers our customers a variety of CRM services, including the success rate for each media campaign designed to attract subscribers to the customer’s mobile marketing campaign, historical data and success rate with regard to each mobile message sent. The subscriber records and various reporting features offered by the CRM function provide marketers with quick access to a variety of useful data points. Tracking subscriber and messaging activity over time is useful in handling customer inquiries or issues with the marketing program or to gain insights into subscriber behavior. For example, a marketer might want to examine how the total number of subscribers gained from a recent promotion of their call-to-action. The Mobivity solution provides various default reports while allowing for Mobivity customers to request custom reports tailored for their specific needs.

●   Stampt Smartphone Loyalty Application. Stampt is a smartphone application available to both iPhone and Android smartphones. The application is acquired by consumers via download from the Apple Appstore or Google’s Market service. Once installed, consumers can view local merchants who are setup on our C4 platform to offer mobile loyalty cards. Mobile loyalty cards allow consumers using Stampt to visit merchants and participate in loyalty programs (for example, “buy 10, get 1 free”) that are setup by merchants using the Mobivity solution. Consumers can also receive instant offers sent from merchants through our platform’s messaging features. The Stampt application allows consumers to register purchases by using the Stampt application on their smartphone to take a quick picture of a special code that the merchant provides at the time of purchase. The purchase is also registered on the merchant’s own account on our C4 platform. The Stampt application instantly verifies the consumer’s location at the related merchant’s location of business and registers the purchase. Purchases are then depicted on the Stampt application so the consumer and the merchant know how many purchases are required to earn a reward.

●  Smart Receipt. Our SmartReceipt solution enables our customers the ability to control the content on receipts printed from their Point of Sale (POS) system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our C4 solution integrates with SmartReceipt by support SMS marketing or Stampt mobile application calls-to-actions which can be printed on receipt content by SmartReceipt.

●  Resellers. Our platform can be white-labeled to allow for resellers or agents to market and deliver their own branded mobile marketing solution complete with all of the features of the C4 platform. Resellers are provisioned their own Web-based administration system whereby they can create and track their own customers’ use of the product.

In the future, we intend to develop additional platform features that with the goal of driving additional value to the evolving mobile marketing industry.

Marketing and Sales

We market and sell the services offered over our proprietary C4 platform directly through our own sales force, via resellers, and in some cases through agents.

●	Direct Sales. Our direct sales force is predominantly comprised of sales representatives employed by us to promote and sell our services in various geographical areas.

●	Resellers. We sell our services via wholesale pricing of licensing and transactional fees to various resellers who market and sell the Mobivity services under their own brand.

●	Agents. We also engage independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

●
In addition to our direct and indirect sales channels, we also market our services online through our Website, Facebook, Twitter, LinkedIn, and other online channels. We also participate in various trade and industry events to build awareness and promote exposure to our services and brand.

Our services are predominantly marketed and sold in the form of a recurring software licensing fee that is determined by desired features and the number of physical locations our customers would like to deploy the services in. For example, a customer who exclusively utilizes our SMS text messaging feature for one location will pay a much lower recurring licensing fee that a marketer who desires our full breadth of product features and needs to drive localized marketing campaigns across 50 locations in various cities or locales.

In addition to license fees, we also arrange for a transaction fee in special cases where our customers require greater bandwidth or throughput to process large volumes of mobile messaging transactions.  For example, a customer may want to utilize our services for a major sporting event when there may be tens of thousands of fans who are expecting a “score alert” sent to their mobile phone via a SMS text message. In this case, the required resources to facilitate a large number of SMS messages in a short period of time is much higher and therefore we may charge an additional per-SMS text message fee to our customer.

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

Research and Development

We have developed an internal and external software development team with many years of experience in the mobile advertising and marketing industries. As of the date of this report, we have two full time employees engaged in engineering and software developments and two full-time employees engaged in quality assurance and testing in our development centers located at our facilities in Chandler, Arizona. Additionally, we have four full time software development and engineering contractors located in Sri Lanka and Spain. We also contract with various outsourced development and engineering partners in the United States. Our research and development activities are focused on enhancements to our platform, including extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

Our total engineering, research and development expenditures in 2013 and 2012 were $824,653 and $562,459, respectively. We expect our total research and development expenditures in calendar year 2014 to be approximately $1,000,000.

Competition

Although the market for mobile marketing software and solutions is relatively new, it is very competitive. We compete with companies of all sizes in select geographies that offer solutions that compete with various elements of our platform and offering, such as SMS text messaging service providers or providers of mobile smartphone applications. We also compete at times with interactive and traditional advertising agencies that perform mobile marketing as part of their services to their customers. Many of these entities have significantly greater resources than we do.

Many of the leading providers of online services have begun to develop or acquire mobile marketing platforms with features similar to ours. For example, in May 2010, Google, Inc. acquired Admob, Inc. and in January 2010 Apple, Inc. acquired Quattro Wireless. Each of the acquired companies was engaged in mobile marketing.  In addition, we believe that Facebook, AOL, Microsoft and Yahoo! have each begun to develop mobile marketing platforms.

We believe that the key competitive factors that differentiate us from our competitors include:

●
Demonstrable experience and competence.  We have been providing mobile marketing services since 2006.  In 2009, Sybase, an international enterprise software and services company, awarded us their Innovator of the Year. Major brands such as Jamba Juice, Sony Pictures, Univision, and Sonic Corporation have selected Mobivity’s products and services.

●
Competitive pricing.  We believe we are one of the few mobile marketing providers in the industry that can provide SMS text messaging services at a flat licensing fee structure rather than charging for every SMS text message transaction processed. We also believe that we have a “least cost” operating advantage that competitors may find challenging to compete with.

●
Scalability.  We believe that our platform is more scalable than most if not all of our competitors. Many of our customers require large volumes of mobile marketing messages to be transacted and a high quantity of end users operating our Web-based product features. We have grown our monthly messaging volume from less than 1 million SMS text messages per month in 2010 to more than 12 million per month as of the date of this report. The number of customers utilizing our Web-based products has also grown from less than 100 in 2010 to more than 17,000 as of the date of this report.

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

Intellectual Property

We regard the protection of our developed technologies and intellectual property rights as an important element of our business operations and crucial to our success. We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We generally require our employees, consultants and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel.

As of the date of this report we own four patents. U.S. Patent numbers 7991388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

In March 2011, we acquired US Patent number 6788769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

On June 11, 2013, we were issued US Patent number 8,463,306 which covers a method and system for testing a SMS text messaging network. The method and system allows for real-time testing of the initiation and completion of SMS text messages and any delivery delays across the major American mobile phone carriers, and accurately measures the progress on SMS broadcasts and records when a broadcast has been completed.

Our issued and any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or the failure of our copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

Government Regulation

The growth and development of the mobile messaging market and the market for electronic storage of personal information has resulted has resulted in a variety of stringent consumer protection laws, many of which impose significant burdens on companies that store personal information. Depending on the products and services that they offer, mobile data service providers may be subject to regulations and laws applicable to providers of mobile, Internet and VOIP services, including domestic and international laws and regulations relating to user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement. We expect that the regulation of our industry generally will continue to increase and that we will be required to devote increasing amounts of legal and other resources to address this regulation. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, marketing, advertising, consumer protection and mobile disclosures in many instances is unclear or unsettled.

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers' personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to: identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children; and create policies to halt abusive practices. The FTC has expressed interest in particular in the mobile environment and services that collect sensitive data, such as location-based information.

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●
Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be "clearly and conspicuously" disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer's attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.

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

●
Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC's discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.

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

●
Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage. EU member state laws also require consent for our receiving this information, and if our carrier customers fail to obtain such consent we could be subjected to civil or even criminal penalties.

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

Employees

As of March 26, 2014, we had sixty-one full-time employees, one part-time employee and four contract employees.

Item 1A.                      Risk Factors. Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2013, we had approximately $1,908,008 of working capital.  We also received proceeds from our March 2014 financing of approximately $2,800,000, net of fees and amounts paid in relation to our acquisition of Smart Receipt.  While we believe that our working capital on hand will be sufficient to fund our 12 month plan of operations, there can be no assurance that we will not require significant additional capital.  In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing, with a bias toward debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we are not yet profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to reduce or even cease operations.

Our sales efforts to large enterprises require significant time and effort and could hinder our ability to expand our customer base and increase revenue.  Attracting new customers to our large enterprise division requires substantial time and expense, especially in an industry that is so heavily dependent on personal relationships with executives.  We cannot assure that we will be successful in establishing new relationships, or maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to customers who do not currently perform mobile marketing or advertising or are unfamiliar with our current services or platform.  Further, many of our customers typically require input from one or more internal levels of approval. As a result, during our sales effort, we must identify multiple people involved in the purchasing decision and devote a sufficient amount of time to presenting our products and services to those individuals.  The complexity of our services often requires us to spend substantial time and effort assisting potential customers in evaluating our products and services including providing demonstrations and benchmarking against other available technologies.  We expect that our sales process will become less burdensome as our products and services become more widely known and used.  However, if this change does not occur, we will not be able to expand our sales effort as quickly as anticipated and our sales will be adversely affected.

We may not be able to enhance our mobile marketing and advertising platform to keep pace with technological and market developments, or to remain competitive against potential new entrants in our markets.  The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform and services may not in the future be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. For example, in May 2010, Google, Inc. acquired Admob, Inc. Similarly, in January 2010, Apple, Inc. acquired Quattro Wireless, Inc. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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
  implement additional management information systems;
  further develop our operating, administrative, legal, financial and accounting systems and controls;
  hire additional personnel;
  develop additional levels of management within our company;
  locate additional office space in various countries; and
  maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.
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

Our management team has limited experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.  Our management team has only limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Our common stock may be considered to be a “penny stock” and, as such, any the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We are a “smaller reporting company” and, as such are allowed to provide less disclosure than larger public companies.  We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company”, we  are able to provide simplified executive compensation disclosures in our SEC filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently lease 6,730 square feet of office space located at 58 W. Buffalo St., Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $11,958 in 2014 and $12,357 in 2015. The 63 month lease term expires December 31, 2015. We believe the property is sufficient for our needs at this time.

We also have a month to month lease for approximately 1000 square feet of office space in Solana Beach, California at a monthly expense of $2,500. We also have a month to month lease for approximately 700 square feet of office space in North Huron, Michigan at a monthly expense of $600.  With our recent acquisition of Smart Receipt, we acquired a lease through September 2013 of approximately 2,864 square feet of office space at a monthly expense of $6,800.

Item 3.	Legal Proceedings.

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the stock symbol “MFON”.

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

Year Ended December 31, 2013	High	Low
Fourth Quarter	$3.00	$1.70
Third Quarter	$4.20	$2.40
Second Quarter	$2.52	$1.02
First Quarter	$2.04	$1.26

Year Ended December 31, 2012	High	Low
Fourth Quarter	$2.58	$1.32
Third Quarter	$3.72	$1.56
Second Quarter	$6.24	$3.54
First Quarter	$9.00	$6.00

Holders of Record

As of March 28, 2014, there were approximately 166 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2013 or 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2013 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2013.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	6,085,015	$2.08	261,716
Total	6,085,015	$2.08	261,716

(1) Comprised of our 2010 Incentive Stock Plan and our 2013 Incentive Stock Plan

Item 6.	Selected Financial Data

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

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, content on printed receipts, mobile device applications, which consists of software available to both phones and tablet PCs.  We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Dallas Cowboys, Chick-Fil-A, Jamba Juice, and others.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest target audience. According to a report published by International Data Corporation (IDC), by 2015, more U.S. Internet users will access the Internet through mobile devices than through PCs or other wireline devices (Worldwide New Media Market Model 1H-2012 Highlights: Internet Becomes Ever More Mobile, Ever Less PC-Based (IDC #237459)). The IDC study further reports that the number of people accessing the Internet, in the U.S., through PCs will shrink from 240 million consumers in 2012 to 225 million in 2016. At the same time, the number of mobile users will increase from 174 million to 265 million. We believe the future of mobile applications and services includes banking, commerce, advertising, video, games and just about every other aspect of both on and offline life.

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

Our C4 platform also allows our customers to deploy and administer our “Stampt” mobile device loyalty application. Stampt is a smartphone replacement for “Buy 10, Get 1 free” punch cards. Consumers no longer need to worry about forgetting paper-based loyalty punch cards. Stampt makes it easy to receive all of the rewards consumers want from their favorite businesses. Consumers can use Stampt throughout the United States to earn free sandwiches, coffee, pizza, frozen yogurt, donuts, bagels and more.

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

Our SmartReceipt solution enables our customers with the ability to control the content on receipts printed from their Point of Sale (POS) system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our C4 solution integrates with SmartReceipt by support SMS marketing or Stampt mobile application calls-to-actions which can be printed on receipt content by SmartReceipt.

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

Recent Events

Smart Receipt Acquisition

On March 12, 2014, we entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with SmartReceipt, Inc., a Delaware corporation (“SmartReceipt”).  The closing of the transactions under the Asset Purchase Agreement took place on March 12, 2014.  Pursuant to the Asset Purchase Agreement, we acquired all of the assets of SmartReceipt in exchange for:

•	Our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014;

•	Our issuance of 504,884 shares of our $0.001 par value common stock; and

•
  Our earn-out payment of 200% of the “eligible revenue” of our over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of our (valued at the Closing VWAP) no later than the 90th day following the end of the earn-out period.  For purposes of the foregoing, the “Closing VWAP” means the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, SmartReceipt has agreed that 50% of the shares issuable to SmartReceipt or its shareholders at the initial closing will be held back by us for a period of 12 months and will be subject to cancellation based on indemnification claims on our part.

Securities Purchase Agreement

In March 2014, we conducted the private placement of 5,413,000 units of our securities at a price of $1.00 per unit for the gross proceeds of up to $5,413,000.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.    We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if we fail to timely file the registration statement and cause it to become effective.  Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $370,685 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 370,685 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

Reverse Stock Split

On November 12, 2013, we effected a 1 for 6 reverse stock split of our authorized common stock and reduced our authorized common stock to 50,000,000 shares. The number of shares outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, all share prices, including the exercise price and the number of common shares issuable under our share-based compensation plans and warrants, have been adjusted retrospectively to reflect the reverse stock split.

Acquisitions

In May 2013, we acquired the assets of Sequence, LLC (“Sequence”) related to a mobile customer loyalty application (“Stampt)”.  The acquired assets include all application software, URL’s, websites, trademarks, brands, customers and customer lists.  We assumed no liabilities of Sequence.

The purchase price consisted of: (1) $300,000 in cash; (2) 125,000 shares of our common stock which were valued at $183,750 based on the closing market price on the acquisition date; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing.

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

The purchase price consisted of: (1) $100,000 in cash; (2) a promissory note in the principal amount of $1,400,000; and (3) 1,166,667 shares of our common stock which were valued at $1,112,310 based on the closing market price on the acquisition date.

Private Placement and Conversion of Bridge Notes

In June 2013, we sold 6,130,000 shares of our common stock at $1.20 per share and received net proceeds of $6,789,685. We also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 4,462,089 shares of our common stock at $1.20 per share. We no longer have any Bridge Notes outstanding.

In August 2013, we completed the full amount authorized in the private placement of $7,500,000 by selling the remaining 120,000 shares of our common stock at $1.20 per share and received net proceeds of $107,492.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues for 2013 were $4,093,667, an increase of $13,922, or 0.3%, compared to 2012.  The increase is primarily attributable to growth of small business based revenues of $305,787 and revenues derived from 2013 acquisitions of FDI and Sequence of $183,958 and $19,573, respectively.  These increases were offset by a decrease of $495,396 due to attrition of large enterprise clients, as well as revenue from one-time events that did not recur in 2013, and other minor factors.

Cost of Revenues

Cost of revenues for 2013 was $1,122,037, a decrease of $178,288, or 13.7%, compared to 2012.  This decrease is primarily attributable to lower costs for outsourced project consulting costs and sales commission expenses.   Sales commission expense decreased 45.8% as compared to the same period in 2012, due primarily to fewer closed sales of corporate accounts, turnover of outside sales staff, and a smaller inside sales staff.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $432,732, or 14.5%, during 2013 compared to 2012. The increase in general and administrative expense was primarily due to higher stock-based compensation expense related to options granted to our new officers and employees, higher legal and investor relations costs associated with our business activities during the period, which were offset by lower bad debt and consulting expenses.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses increased $1,906,450 or 122.0%, during 2013 compared to 2012. The increase in sales and marketing expense was primarily related to higher employee related expenses, sales related travel, and higher stock-based compensation expense of our new officers and employees.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses increased $262,194, or 46.6%, during 2013 compared to 2012. The increase in engineering, research, and development expenses was primarily due to higher employee related expense and higher consulting expense related to work on our acquired technologies.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $270,579, or 50.7%, during 2013 compared to 2012.

The amortizable base of our intangible assets was lower in the 2013 periods than the 2012 periods because of the impairment charges we recorded in December 2012.

Goodwill Impairment and Intangible Asset Impairment

During 2013 and 2012, we recorded goodwill impairment charges of $1,066,068 and $742,446, respectively, relating to our acquired from Front Door Insights, LLC and Sequence, LLC in May 2013. Also during 2013 and 2012, we recorded intangible asset impairment charges of $644,170 and $145,396, respectively. The impairment charges were based on our valuation of these assets at December 31, 2013 and 2012.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $1,788,622 or 40%, during 2013 compared to 2012. The increase in interest expense was primarily attributable to our increased debt balance during the period and the amortization of note discounts upon conversion of the debt in June 2013.  The amount of debt was significantly lowered upon this conversion, resulting in lower interest expense in Q3 and Q4, and expected remain low in 2014.

Change in Fair Market Value of Derivative Liabilities

The change in fair value of derivative liabilities for 2013 and 2012 was a loss of $3,766,231 and a gain of $359,530, respectively. The value of the derivative liabilities at any given date is based upon the value and volatility of our common stock and the number of potentially issuable shares, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the first half of 2013, there were several triggering events for the derivative liabilities which increased the number of potentially issuable shares due to a lower exercise price; which greatly increased the liability and derivative losses recorded. However, during the second half of 2013, starting with the June 17, 2013 conversion of the bridge notes into equity, our exposure to these variations in derivative liabilities was significantly reduced. See Note 4 for further information.

Gain on Adjustment in Contingent Consideration

The gain (loss) on adjustment in contingent consideration for 2013 and 2012 was a loss of ($28,465) and a gain of $625,357. The loss in 2013 relates to increase in estimated earn out for Boomtext on the payment closing date partially offset by a decrease in the estimated earn out from the Sequence acquisitions. The gain in 2012 relates to the reduction in the estimated earn-out payable on the BoomText acquisition at each year end.

Liquidity, Capital Resources and Going Concern

As of December 31, 2013, we had current assets of $2,993,466, including $2,572,685 in cash, and current liabilities of $1,085,458, resulting in working capital of $1,908,008.  Since December 31, 2013, our working capital has increased as a result of our private placement of $5,413,000 of our securities in March 2014, offset by approximately $2.6 million in consideration and fees paid in conjunction with the Smart Receipt acquisition, and further offset by continuing losses from operations.  We believe that as of the date of this report, we have working capital on hand adequate to support our working capital for, at least, the next 12 months.  However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(2,948,888)	$(2,218,183)
Investing activities	(466,285)	(11,112)
Financing activities	5,987,495	2,229,262
Net change in cash	$2,572,322	$(33)

Operating Activities

We used cash in operating activities totaling $2,948,888 and 2,218,183 in 2013 and 2012, respectively. The increase in cash used in operating activities in 2013 compared to 2012 was due primarily to increased payroll related expenses and increased consulting expenses that we added during the year to support our sales effort and continued development effort of the technology we acquired during 2013.

Investing Activities

Investing activities during 2013 include $400,000 in cash consideration used in our acquisitions during the year, and the remainder relates to additions to our fixed assets and capitalized patent costs.

Financing Activities

Financing activities for 2013 include net proceeds from the sale of common stock of $6,897,177 and proceeds from the issuance of notes payable of $700,000, partially offset by payments on notes payable of $1,609,682. Financing activities for 2012 include proceeds from the issuance of notes payable of $3,148,470 partially offset by payments on our notes payable and other obligations of $919,208.

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

During the year ended December 31, 2013, one customer accounted for 31% of our revenues.  During the year ended December 31, 2012, one customer accounted for 14% of our revenues.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mobivity Holdings Corp.
Chandler, AZ 85225

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

Mobivity Holdings Corp.
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$2,572,685	$363
Accounts receivable, net of allowance for doubtful accounts of $65,975 and $44,700, respectively	280,667	414,671
Other current assets	140,114	30,009
Total current assets	2,993,466	445,043

Goodwill	3,108,964	2,259,624
Intangible assets, net	935,316	444,112
Other assets	63,944	201,228
TOTAL ASSETS	$7,101,690	$3,350,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$543,647	$514,949
Accrued interest	16,943	321,368
Accrued and deferred personnel compensation	191,041	299,534
Deferred revenue - related party	-	35,262
Deferred revenue and customer deposits	136,523	181,731
Convertible notes payable, net of discount	-	2,857,669
Notes payable	20,000	171,984
Derivative liabilities	106,176	3,074,504
Other current liabilities	36,372	250,144
Earn-out payable	34,755	2,032,881
Total current liabilities	1,085,458	9,740,026

Non-current liabilities
Earn-out payable	24,245	-
Total non-current liabilities	24,245	-
Total liabilities	1,109,703	9,740,026

Commitments and Contingencies (See Note 9)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized;16,319,878 and 3,869,688 shares issued and outstanding	16,320	3,870
Equity payable	108,170	-
Additional paid-in capital	54,452,697	25,432,280
Accumulated deficit	(48,585,200)	(31,826,169)
Total stockholders' equity (deficit)	5,991,987	(6,390,019)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,101,690	$3,350,007

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Operations

	Years ended December 31,
	2013	2012
Revenues
Revenues	$4,093,667	$4,079,745
Cost of revenues	1,122,037	1,300,325
Gross margin	2,971,630	2,779,420

Operating expenses
General and administrative	3,416,850	2,984,118
Sales and marketing	3,469,383	1,562,933
Engineering, research, and development	824,653	562,459
Depreciation and amortization	270,579	549,151
Goodwill impairment	1,066,068	742,446
Intangible asset impairment	644,170	145,396
Total operating expenses	9,691,703	6,546,503

Loss from operations	(6,720,073)	(3,767,083)

Other income/(expense)
Interest income	747	2,833
Interest expense	(6,348,186)	(4,559,564)
Change in fair value of derivative liabilities	(3,766,231)	359,530
Gain on debt extinguishment	103,177	-
Gain (loss) on adjustment in contingent consideration	(28,465)	625,357
Total other income/(expense)	(10,038,958)	(3,571,844)
Loss before income taxes	(16,759,031)	(7,338,927)
Income tax expense	-	-
Net loss	$(16,759,031)	$(7,338,927)

Net loss per share - basic and diluted	$(1.58)	$(1.90)

Weighted average number of shares during the period - basic and diluted	10,612,007	3,869,247

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2011	3,792,385	$3,792	$-	$21,118,251	$(24,487,242)	$(3,365,199)
Issuance of common stock for services	37,500	38	-	269,962	-	270,000
Issuance of common stock for late payment penalty	39,241	39	-	160,429	-	160,468
Adjustment to derivative liability due to note repayment	562	1	-	1,373	-	1,374
Adjustment of derivative liability due to note repayment	-	-	-	67,958	-	67,958
Adjustment to derivative liability due to note conversion	-	-	-	3,421,579	-	3,421,579
Adjustment to derivative liability due to warrant cancellation	-	-	-	1,318	-	1,318
Stock based compensation	-	-	-	391,410	-	391,410
Net loss	-	-	-		(7,338,927)	(7,338,927)
Balance, December 31, 2012	3,869,688	3,870	-	25,432,280	(31,826,169)	(6,390,019)
Shares issued for Boomtext earn-out payment	247,279	247	-	2,210,420	-	2,210,667
Issuance of common stock for acquisitions	1,291,667	1,292	-	1,294,768	-	1,296,060
Issuance of common stock for cash, net of transaction costs of $602,823	6,250,000	6,250	-	6,890,927	-	6,897,177
Issuance of common stock for conversion of note principal and interest	4,462,089	4,462	-	5,350,044	-	5,354,506
Issuance of common stock and warrants for services	31,292	31	7,308	98,799	-	106,138
Issuance of common stock for allonge	87,947	88	-	131,160	-	131,248
Adjustment of derivative liability for note conversion	-	-	218,446	10,726,967	-	10,945,413
Adjustment of derivative liability for note repayment	-	-	-	40,511	-	40,511
Adjustment of derivative liability for non-employee warrant conversion	-	-	-	176,555	-	176,555
Issuance of common stock and warrants for equity payable	39,382	40	(117,584)	117,544	-	-
Issuance of common stock for accrued bonuses	19,271	19	-	36,981	-	37,000
Issuance of common stock for cashless exercise of warrants	21,171	21	-	55,525	-	55,546
Stock based compensation	-	-	-	1,890,216	-	1,890,216
Share rounding in reverse split	92	-	-	-	-	-
Net loss	-	-	-	-	(16,759,031)	(16,759,031)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(16,759,031)	$(7,338,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	32,858	115,059
Common stock and warrants issued for services	106,138	270,000
Common stock issued for late payment	-	160,468
Stock-based compensation	1,890,216	391,410
Depreciation and amortization expense	270,579	549,151
Gain (Loss) on adjustment in contingent consideration	28,465	(625,357)
Change in fair value of derivative liabilities	3,766,231	(359,530)
Amortization of deferred financing costs	-	263,255
Amortization of note discounts	6,134,367	3,935,108
Goodwill impairment	1,066,068	742,446
Intangible asset impairment	644,170	145,396
Loss on sale of assets	-	164
Increase (decrease) in cash resulting from changes in:
Accounts receivable	128,613	(285,884)
Other current assets	(104,605)	(29,460)
Other assets	27,300	9,929
Accounts payable	(17,521)	(327,828)
Accrued interest	65,361	335,035
Accrued and deferred personnel compensation	(71,493)	61,843
Deferred revenue - related party	(35,262)	(164,738)
Deferred revenue and customer deposits	(45,208)	55,206
Other liabilities	(76,134)	(120,929)
Net cash used in operating activities	(2,948,888)	(2,218,183)

INVESTING ACTIVITIES
Purchases of equipment	(51,285)	(11,112)
Acquisition of intangible assets	(15,000)	-
Acquisitions	(400,000)	-
Net cash used in investing activities	(466,285)	(11,112)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	700,000	3,148,470
Payments on notes payable	(1,609,682)	(831,708)
Payments on cash payment obligation	-	(87,500)
Proceeds from issuance of common stock, net of issuance costs	6,897,177	-
Net cash provided by financing activities	5,987,495	2,229,262

Net change in cash	2,572,322	(33)
Cash at beginning of period	363	396
Cash at end of period	$2,572,685	$363

Supplemental disclosures:
Cash paid during period for :
Interest	$146,973	$33,385
Non-cash investing and financing activities:
Debt discount from derivatives	$4,614,714	$5,352,404
Adjustment to derivative liability due to note repayment	$40,511	$1,374
Adjustment to derivative liability due to note conversion	$10,726,967	$3,421,579
Adjustment to derivative liability due to Allonge / ASID conversion	$349,694	$-
Adjustment to derivative liability due to non-employee warrant conversion	$176,555	$-
Adjustment to derivative liability due to warrant cancellation	$-	$1,318
Issuance of common stock for Boomtext earn-out	$2,210,667	$-
Issuance of common stock for acquisitions	$1,296,060	$-
Issuance of common stock for accrued bonuses	$37,000	$-
Issuance of common stock for cashless exercise of warrants	$55,546	$-
Issuance of note payable for acquisition	$1,365,096	$-
Earn-out payable recorded for acquisition	$224,000	$-
Conversion of accrued interest into notes payable	$-	$137,649
Conversion of notes payable into common stock	$4,984,720	$-
Conversion of accrued interest into common stock	$369,786	$-
Settlement of working capital asset related to the Boomtext acquisition	$153,317	$-

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

We develop and operate proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile smartphone applications, consisting of software available to both phones and tablets PCs. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Dallas Cowboys, Chick-Fil-A, Jamba Juice, and others.

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service (SMS), Multi-Media Messaging (MMS), smartphone application development and Interactive Voice Response (IVR) interactions, all of which are facilitated via a set of Graphical User Interfaces (GUIs) operated from any Web browser.

Our C4 platform also allows our customers to deploy and administer our “Stampt” mobile device loyalty application. Stampt is a smartphone replacement for “Buy 10, Get 1 free” punch cards. Consumers no longer need to worry about forgetting paper-based loyalty punch cards. Stampt makes it easy to receive all of the rewards consumers want from their favorite businesses.  Consumers can use Stampt throughout the United States to earn free sandwiches, coffee, pizza, frozen yogurt, donuts, bagels and more.  Stampt’s nearby feature shows consumers all of the rewards they can earn at nearby businesses. From the Stampt mobile device application, consumers simply tap any business to learn more about that business and to see all of the loyalty points they have earned at that business. Consumers can keep track of all of the rewards they are close to earning through the “my cards” feature displayed in the application’s interface. Once a consumer has earned all of the Stampts they need for a reward, they simply show the cashier and click “tap to redeem” button from the application interface on their device. Our customers can create and manage any Stampt program from the C4 platform’s set of Web-based interfaces.

We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees.

Liquidity and Going Concern

We have $2.6 million of cash as of December 31, 2013. We had a net loss of $16.8 million for the year then ended, and we used $2.9 million of cash in our operating activities during 2013. On March 12, 2014, the Company conducted the first closing of the transactions contemplated by the Securities Purchase Agreement described.  As of March 28, 2014, the Company has sold 5,413,000 units for the gross proceeds of $5,413,000.  After cash paid in conjunction with acquisition of Smart Receipt and associated fees, we retained net proceeds of approximately $2,800,000. Based on our projected 2014 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through at least March 31, 2015.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities. However, there are no commitments or arrangements for future financings in place at this time, and we can give no assurance that such capital will be available on favorable terms or at all. We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Any future financing may involve substantial dilution to existing investors.

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of Mobivity Holdings Corp. and our wholly-owned subsidiary. Intercompany transactions are eliminated.

Use of Estimates

Preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Significant estimates used are those related to: stock-based compensation; valuation of acquired assets, intangible assets and liabilities; useful lives for depreciation and amortization of long-lived assets; future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets; valuation of derivative liabilities; valuation allowance for deferred tax assets; and contingencies.

Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual year. However, in regard to ongoing impairment testing of goodwill and indefinite-lived intangible assets, significant deterioration in future cash flow projections or other assumptions used in estimating fair values versus those anticipated at the time of the initial valuations, could result in impairment charges that materially affect the consolidated financial statements in a given year.

Reverse Stock Split

We effected a 1 for 6 reverse stock split of our authorized common stock on November 12, 2013. As a result, the number of shares of common stock outstanding has been adjusted retrospectively to reflect the reverse stock split in all periods presented. Also, the exercise price and the number of common shares issuable under our share-based compensation plans and warrants have been adjusted retrospectively to reflect the reverse stock split.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The reclassifications had no effect on previously reported net loss.

Acquisitions

We account for acquired businesses using the purchase method of accounting. Under the purchase method, our consolidated financial statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Cash and Cash Equivalents

We minimize our credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. Our balances at times may exceed federally insured limits. We have not experienced any losses on our cash accounts.

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations

Accounts receivable are carried at their estimated collectible amounts. We grant unsecured credit to substantially all of our customers. Ongoing credit evaluations are performed and potential credit losses are charged to operations at the time the account receivable is estimated to be uncollectible. Since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

As of December 31, 2013 and 2012, we recorded an allowance for doubtful accounts of $65,975 and $44,700, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2013, we had one customer whose balance represented 23% of total accounts receivable. As of December 31, 2012, we had one customer whose balance represented 43% of total accounts receivable.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of December 31, 2013 and 2012. As a result of these tests, we recorded impairment charges to our goodwill during the years ended December 31, 2013 and 2012 of $1,066,068 and $742,446, respectively.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to twenty years. No significant residual value is estimated for intangible assets.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2013 and 2012 resulted in impairment charges of $644,170 and $145,396, respectively.

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

Revenue Recognition and Concentrations

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) and Txtstation Control Center platforms are hosted solutions. We generate revenue from licensing our software to clients in our software as a service (SaaS) model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and is collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2013 and 2012, one customer accounted for 31% and 14% of our revenues.

Stock-based Compensation

We primarily issue stock-based awards to employees in the form of stock options. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2013 and 2012 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

Research and Development Expenditures

Research and development expenditures are expensed as incurred, and consist primarily of compensation costs, outside services, and expensed materials.

Advertising Expense

Direct advertising costs are expensed as incurred, and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $19,959 and $70,193 for years ended December 31, 2013 and 2012, respectively.

Income Taxes

We account for income taxes using the assets and liability method, which recognizes deferred tax assets and liabilities determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. We recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained.

Computation of Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all potential common stock equivalents (convertible notes payable, stock options, and warrants) are converted or exercised. The calculation of diluted net loss per share excludes potential common stock equivalents if the effect is anti-dilutive. Our weighted average common shares outstanding for basic and diluted are the same because the effect of the potential common stock equivalents is anti-dilutive.

We had the following dilutive common stock equivalents as of December 31, 2013 and 2012 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2013	2012
Outstanding employee options	5,672,464	325,846
Outstanding non-employee warrants	150,835	150,835
Outstanding warrants	5,187,587	140,372
	11,010,886	617,053

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:
-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

2. Acquisitions during Fiscal Year Ended December 31, 2013

We completed the following acquisitions in furtherance of our strategy to acquire small, privately owned enterprises in the mobile marketing sector through asset purchase structures. We made the acquisitions to expand our market presence and product offerings.

The purchase consideration for each acquisition was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated consideration recorded as goodwill. An independent valuation expert assisted us in determining these fair values.

We have included the financial results of these acquisitions in our consolidated financial statements from the date of acquisition.

Front Door Insights

We acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”) in May 2013 pursuant to an asset purchase agreement. The assets acquired and liabilities assumed from FDI consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.

The purchase consideration totaling $2,577,406 consisted of: (1) $100,000 in cash; (2) a non-interest bearing promissory note in the principal amount of $1,400,000, which was discounted by $34,904; and (3) 1,166,667 shares of our common stock valued based on the closing market price on the acquisition date at $1,112,310.  The promissory note was settled in full in June 2013.

The asset purchase agreement included a working capital adjustment pursuant to which the number of shares issuable to FDI would be increased, or decreased, in the event the working capital of FDI exceeded, or was less than, $10,000, respectively, as of the closing. The working capital adjustment was immaterial and was settled in cash.

The asset purchase agreement contained customary representations, warranties and covenants by the parties, including each party’s agreement to indemnify the other against any claims or losses arising from their breach of the asset purchase agreement. FDI and its members have also agreed that for a period of three years following the closing not to engage in the business of providing interactive mobile marketing platforms or services or to solicit the pre-closing clients, vendors or employees of FDI, except in each case on our behalf.

The allocation of the purchase consideration to assets acquired and liabilities assumed was as follows:

Cash	$5,500
Accounts receivable	27,467
Contracts	813,000
Customer relationships	22,000
Developed technology	96,000
Non-compete agreement	124,000
Goodwill	1,535,658
Total assets acquired	2,623,625
Liabilities assumed	(46,219)
Net assets acquired	$2,577,406

The following information presents unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2013 as if the FDI acquisition described above had occurred on January 1, 2013, and the results of operations for the year ended December 31, 2012 as if the FDI acquisition described above had occurred on January 1, 2012. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in compensation expense related to additional head-count and amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results. The unaudited pro forma financial information is as follows:

	(Unaudited)
	Year ended December 31,
	2013	2012
Total revenues	$4,255,947	$4,427,542
Net loss	$(17,120,236)	$(9,533,541)
Basic and diluted loss per share	$(1.55)	$(0.32)

Sequence (Stampt)

We acquired certain assets of Sequence, LLC (“Sequence”) in May 2013 pursuant to an asset purchase agreement. The assets acquired consisted of all application software, URL’s, websites, trademarks, brands, customers and customer lists. We assumed no liabilities in the transaction.

The purchase consideration totaling $707,750 consisted of: (1) $300,000 in cash; (2) 125,000 shares of our common stock valued based on the closing market price on the acquisition date at $183,750; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing, with a fair value of $224,000.

The allocation of the purchase consideration to the assets acquired was as follows:

Merchant relationships	$181,000
Trade name	76,000
Developed technology	71,000
Goodwill	379,750
Total assets acquired	$707,750

Pro forma results of operations are not presented due to the investment test not reaching the level of a significant acquisition.

3. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2013 and 2012:

Goodwill
December 31, 2011	$3,002,070
Acquired	-
Impairment	(742,446)
December 31, 2012	2,259,624
Acquired	1,915,408
Impairment	(1,066,068)
December 31, 2013	$3,108,964

We conducted our annual impairment test of goodwill as of December 31, 2013 and 2012, which resulted in impairment charges of $1,066,068 and $742,446, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$142,000	$(23,902)	$118,098	20.00	$127,000	$(15,381)	$111,619	20.00
Customer contracts	1,069,900	(528,372)	541,528	5.88	256,900	(178,135)	78,765	5.00
Customer and merchant relationships	1,128,583	(1,128,583)	-	4.78	925,583	(896,527)	29,056	3.74
Trade name	199,750	(177,359)	22,391	5.00	123,750	(93,162)	30,588	5.00
Acquired technology	573,550	(391,252)	182,298	4.72	406,550	(213,091)	193,459	4.61
Non-compete agreement	132,083	(61,082)	71,001	2.90	8,083	(7,458)	625	2.16
	$3,245,866	$(2,310,550)	$935,316		$1,720,866	$(1,403,754)	$444,112

During the years ended December 31, 2013 and 2012, we recorded amortization expense related to our intangible assets of $262,626 and $526,998, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2013 and 2012, we recorded impairment charges related to our intangible assets of $644,170 and $145,396 respectively.

Expected future intangible asset amortization as of December 31, 2013 is as follows:

Year ending December 31,	Amount
2014	$211,574
2015	217,624
2016	139,692
2017	94,319
2018	88,470
Thereafter	183,636
Total	$935,316

4. Derivative Liabilities

Related to convertible notes payable and underlying warrants

As discussed in Note 5 under Bridge Financing, we previously issued convertible notes payable that provided for the issuance of warrants to purchase our common stock at a future date. The conversion term for the convertible notes was variable based on certain factors. The number of warrants to be issued was based on the future price of our common stock.

As of December 31, 2012 and through June 17, 2013, the number of warrants to be issued was indeterminate. Due to the fact that the number of warrants issuable was indeterminate, the equity environment was tainted. Because the equity environment was tainted, we accounted for the variable maturity conversion feature (“VMCO”) and the additional share issuance feature (“ASID”) contained in the convertible notes payable as derivative liabilities on the issuance date of the convertible notes payable.

On June 17, 2013, we converted all of the outstanding convertible notes payable into shares of our common stock, and issued the warrants underlying the convertible notes payable. At that time, the taint on the equity environment was removed, and the derivative liabilities related to the VMCO and ASID totaling $7,792,657 were reclassified to equity.

Related to private placement shares and warrants

We completed a private placement in September 2011 for the sale of units consisting of shares of common stock and warrants to purchase our common stock. Both the common shares and the warrants contain anti-dilutive, or down round, price protection. We recorded derivative liabilities related to the down round price protection on the common shares and the warrants at the issuance date.

The down round price protection on the common shares expired on August 15, 2012, resulting in a gain of $236,369 during 2012. The derivative liability was reduced to zero and the gain was recorded as a change in the fair market value of the derivative liability. The down round protection for the warrant terminates when the warrant expires or is exercised.

In October 2012, the exercise price of the warrants was reduced from $12.00 per share to $3.00 per share as a result of the price protection guarantee contained in the warrant agreement.

Our derivative liabilities at December 31, 2013 relate to these warrants.

Related to allonges

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

In June 2013, the number of common shares issuable under the allonges was determined to be 87,947 and these shares were issued in July 2013.

Related to non-employee warrants

As discussed in Note 8, we previously accounted for warrants issued to non-employees as derivative liabilities. On June 17, 2013, the equity environment was no longer tainted and the value of the derivative liabilities related to the non-employee warrants totaling $176,555 was reclassified to equity.

Summary

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At December 31, 2013 and 2012, we recorded current derivative liabilities of $106,176 and $3,074,504, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the years ended December 31, 2013 and 2012 was a loss of $3,766,231 and a gain of $359,530, respectively.

The following table presents the derivative liabilities by instrument type as of December 31, 2013 and 2012:

	December 31,
Derivative Value by Instrument Type	2013	2012
Convertible Bridge Notes	$-	$2,850,085
Common Stock and Warrants	106,176	129,378
Non-employee Warrants	-	95,041
	$106,176	$3,074,504

The following table presents details of the Company’s derivative liabilities from December 31, 2011 to December 31, 2013:

Balance December 31, 2011	$1,573,859
Issuances in derivative value due to new security issuances of notes	5,352,404
Issuances in derivative value due to vesting of non-employee warrants	485,700
Issuances in derivative value due to allonges	118,633
Adjustment to derivative liability due to debt repayment	(129,139)
Adjustment to derivative liability due to debt conversion	(3,361,772)
Adjustment to derivative liability due to warrant cancellation	(1,318)
Change in fair market value of derivative liabilities	(963,863)
Balance December 31, 2012	$3,074,504
Issuances in derivative value due to new security issuances of notes	4,614,714
Issuances in derivative value due to vesting of non-employee warrants	26,969
Adjustment to derivative liability due to note repayment	(40,511)
Adjustment to derivative liability due to note conversion into new notes	(3,152,786)
Adjustment to derivative liability due to note conversion into equity	(7,923,875)
Adjustment to derivative liability due to non-employee warrant conversion	(176,555)
Adjustment to derivative liability due to warrant exercises	(55,546)
Change in fair value of derivative liabilities	3,739,262
Balance December 31, 2013	$106,176

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of notes, common stock and warrants:

•	Stock prices on all measurement dates were based on the fair market value
•
Down round protection for dates prior to April 15, 2013 is based on the subsequent issuance of common stock at prices less than $3.00 per share and warrants with exercise prices less than $3.00 per share. Down round protection for dates between April 15, 2013 and June 17, 2013 is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants with exercise prices less than $1.50 per share. Thereafter, down round protection is based on the subsequent issuance of common stock at prices less than $1.00 per share and warrants with exercise prices less than $1.00 per share

•	The probability of a future equity financing event triggering the down round protection was estimated at 100%
•	Computed volatility ranging from 86.1% to 128.9%
•	Risk free rates ranging from 0.05% to1.41%

For issuances of non-employee warrants through June 17, 2013:

•	Computed volatility of 128.9%
•	Risk free rates ranging from 0.30% to 0.66%
•	Expected life (years) ranging from 2.48 to 3.27

See Note 10 for a discussion of fair value measurements.

5. Bridge Notes, Notes Payable, Accrued Interest and Cash Payment Obligation

Bridge Financing

Summary

Prior to June 2013, we issued 10% Senior Secured Convertible Bridge Notes Payable (“Bridge Notes” or “new Bridge Notes”) to various accredited investors, and then extended the due dates on the majority of the Bridge Notes several times. In June 2013, the outstanding principal of the Bridge Notes totaling $4,984,720 was converted into 4,153,934 shares of our common stock at $1.20 per share within the terms of the agreement; therefore, we did not recognize a gain or loss on this transaction. We no longer have any outstanding Bridge Notes.

The Bridge Notes contained variable maturity dates and additional share issuance obligations and we recorded discounts to the Bridge Notes for the VMCO and ASID. The discounts were amortized to interest expense over the term of the Bridge Notes using the effective interest method. We determined that the VMCO and the ASID represented embedded derivative features, and these were recorded as derivative liabilities. See Note 4.

We capitalized costs associated with the issuance of the Bridge Notes, and amortized these costs to interest expense over the term of the related Bridge Notes using the effective interest method.

The following table summarizes information relative to the outstanding Bridge Notes at December 31, 2013 and 2012:

	December 31,
	2013	2012
Bridge notes payable	$-	$4,342,418
Less unamortized discounts:
VMCO	-	(481,390)
ASID	-	(1,003,359)
Bridge notes payable, net of discounts	$-	$2,857,669

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

In October 2012 and continuing thereafter, we entered into amendments with the holders of the new Bridge Notes. Under the terms of the amendments, the holders of new Bridge Notes in the aggregate principal amount of $4,342,419 agreed to extend the maturity date of the new Bridge Notes to April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the holder shall have the option to convert the principal and interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $3.00 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Note entitled the holder to convert the principal and interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the same price paid for such securities by other investors investing in the financing. The conversion price of $3.00 in (b) above triggered the price protection guarantee contained in the warrants issued in our 2011 private placement, and the exercise price on the warrants changed from $12.00 per share to $3.00 per share.  Therefore, the warrants issued in our 2011 private placement were revalued using the new exercise price on the financing date increasing the derivative liability balance with the offset to derivative loss.

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

In May 2013, a majority of the new Bridge Note holders agreed to extend the maturity date of the new Bridge Notes to October 15, 2013 from April 15, 2013. In consideration of the new Bridge Note holders’ agreement to extend the maturity date, the amendment provides that the new Bridge Note holders have the option to convert the principal and accrued interest under the new Bridge Note into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $1.50 per share (subject to adjustment in the event of a stock split, reclassification or the like). Prior to the amendment, the conversion option under the new Bridge Notes entitled the new Bridge Note holders to convert the principal and accrued interest under the new Bridge Notes into the securities offered by us in a qualifying equity financing at the lower of (a) the same price paid for such securities by other investors investing in the financing or (b) $3.00 per share (subject to adjustment in the event of a stock split, reclassification or the like).

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

In June 2013, we completed a qualifying equity financing at $1.20 per share. See Note 6. Pursuant to the terms of the new Bridge Notes, we converted the principal amount of Bridge Notes totaling $4,984,720 into 4,153,934 shares of our common stock at $1.20 per share. Also, in June 2013, we converted accrued interest on the Bridge Notes totaling $369,786 into 308,155 shares of our common stock at $1.20 per share.  As both the conversion of the principal and interest amounts was within the terms of the agreement, no gain or loss was recognized as a result of this transaction.

Certain note holders elected to receive cash payment for their accrued interest, and the remaining accrued interest on the Bridge Notes of $95,404 was paid in July 2013.

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

We determined that the VMCO and the ASID represented embedded derivative features, and these were shown as derivative liabilities on the balance sheet. See Note 4.

The following table presents details of the discounts to our Bridge Notes from December 31, 2011 to December 31, 2013:

	VMCO	ASID	Total
December 31, 2011	$(12,031)	$(47,739)	$(59,770)
Additions	(1,409,797)	(3,942,607)	(5,352,404)
Amortization	940,438	2,986,987	3,927,425
December 31, 2012	(481,390)	(1,003,359)	(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
December 31, 2013	$-	$-	$-

During the years ended December 31, 2013 and 2012, we recorded Bridge Note discount amortization to interest expense of $6,099,463 and $3,927,425, respectively.

Deferred financing costs related to the Bridge Notes

We capitalized deferred financing costs and amortized the capitalized amounts to interest expense over the term of the Bridge Notes using the effective interest method.

During the years ended December 31, 2013 and 2012, we recorded deferred financing cost amortization to interest expense of $-0- and $263,255, respectively.

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. Accrued interest was $16,943 and $13,775 as of December 31, 2013 and 2012, respectively. Currently past due.

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

As of December 31, 2012, the outstanding balance on the note payable was $100,000, which was paid in June 2013.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of December 31, 2013 and 2012:

	Notes Payable		Accrued Interest
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Bridge notes, net, as discussed above	$-	$2,857,669	$-	$261,213

Convertible notes payable, net of discounts	-	2,857,669	-	261,213

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	16,943	13,775

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006.	-	51,984	-	24,297

Digimark, LLC subordinated promissory note, net, as discussed above.	-	100,000	-	22,083

Notes payable	20,000	171,984	16,943	60,155

Totals	$20,000	$3,029,653	$16,943	$321,368

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Amortization of note discounts	$6,134,367	$3,935,108
Amortization of deferred financing costs	-	263,255
Other interest expense	213,819	361,201
	$6,348,186	$4,559,564

6. Common Stock and Equity Payable

Common Stock

2012

We issued 37,500 shares of common stock for consulting services which were valued at $270,000 based on the fair market value on the issuance dates.

We issued 39,241 shares of common stock for late payment penalties pursuant to the Mobivity Acquisition Agreement Amendment #1 to the Secured Subordinated Promissory Note. The shares were valued at $160,468 based on the fair market value on the issuance dates. The share issuances constituted late penalty payments, not principal or interest payments, and were recorded as share-based compensation in general and administrative expense.

We issued 562 shares of common stock in satisfaction of our additional share issuance obligation under the Bridge Notes and allonges. The shares were valued at $1,374 using the Monte Carlo simulations discussed in Note 4.

2013

We issued 247,249 shares of common stock in satisfaction of the Boomtext acquisition earn-out which was valued at $2,210,667. See Equity Payable below.

We issued 1,291,667 shares of common stock as part of the Sequence and FDI purchase prices which were valued at $1,296,060. The shares issued in the acquisitions were valued based on the closing market price on the acquisition dates. See Note 2.

We issued 6,250,000 shares of common stock at $1.20 per share to accredited investors for net proceeds of $6,897,177. Transaction costs netted against the proceeds totaled $602,823. The issuance of these shares constituted a qualified financing, pursuant to which the Bridge Notes and accrued interest totaling $5,354,506 were converted into 4,462,089 shares of common stock, see Note 5.  As the conversions of the Bridge Notes and accrued interest were within the terms of the agreement, no gain or loss was recognized in this transaction.

We issued 31,292 shares of common stock, accrued a common stock payable of $7,308 (representing 2,137 shares payable) and a warrant to purchase 8,845 shares of common stock at $1.20 per share for services and recorded share-based compensation of $106,138 in general and administrative expense.

We issued 87,947 shares of common stock in satisfaction of the allonges granted under the Bridge Notes valued at $131,248. See Note 4.

We issued 39,382 shares of common stock and we issued warrants to purchase 25,384 shares of common stock at $1.20 per share in satisfaction of our additional share issuance obligation under the Bridge Notes, and reduced our equity payable by $117,584. See Equity Payable below.

We issued 19,271 shares of common stock in satisfaction of accrued bonuses totaling $37,000 to two of our officers.

We issued 21,171 shares of common stock for the cashless exercise of warrants and recorded a reduction of our derivative liabilities of $55,546.

Equity Payable

We had an earn-out commitment associated with the Boomtext acquisition we completed in 2011 that was due in 2013. The earn-out payment consisted of a number of shares of our common stock equal to (a) 1.5, multiplied by our net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of our common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $8.94 and $12.06 per share).

The final value of the earn-out payment of $2,210,667 was satisfied through the issuance of 247,279 shares of common stock in 2013. At December 31, 2012, the estimated value of the earn-out payment of $2,032,881 was recorded as a current liability.

In 2013, we recorded equity payable of $218,446 related to the additional share issuance obligations under the Bridge Notes. As discussed above under Common Stock and in Note 8 under Warrants Issued in 2013, we satisfied a portion of these obligations in 2013 through the issuance of shares of common stock or warrants to purchase common stock.

7. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2013, 6,085,015 shares were authorized under the plans and 261,716 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	268,333	$4.92	5.12		$1,240,000
Granted	113,750	$3.36	4.53
Exercised	-	$-	-
Canceled/forfeited/expired	(56,250)	$3.48	3.15
Outstanding at December 31, 2012	325,833	$4.62	4.44	$
Granted	5,473,705	$1.98
Exercised	-	$-
Canceled/forfeited/expired	(127,097)	$4.06
Outstanding at December 31, 2013	5,672,464	$2.08	9.17		$415,259
Expected to vest at December 31, 2013	2,644,882	$2.21	8.82		$181,501
Exercisable at December 31, 2013	1,021,191	$2.25	8.31		$79,421
Unrecognized expense at December 31, 2013	$3,074,119

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2013, options to purchase 4,513,984 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2013 and 2012 was $1.80 and $0.27, respectively.

On February 1, 2012 the Company granted one employee 1,667 options to purchase shares of Company common stock at the closing price as of February 1, 2012 of $6.96 per share.  The options vest 25% on the first anniversary of grant, then equally in monthly installments thereafter, and are exercisable until February 1, 2017.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 65% and a call option value of $3.24 was $5,404.

On June 11, 2012 the Company granted 17 employees a total of 25,269 options to purchase shares of Company common stock at the closing price as of June 11, 2012 of $4.14 per share.  The options vest 25% and the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until June 11, 2017.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.4% and a call option value of $2.14 was $56,206.

On June 11, 2012 the Company granted one employees a total of 33,334 options to purchase shares of Company common stock at the closing price as of June 11, 2012 of $4.14 per share.  The options vest 25% on the first anniversary of grant.  As to the remaining 75% of the shares (the “Performance Option Shares”), 10% of the Performance Option Shares (or such lower percentage then constituting the remainder of the Performance Option Shares) will vest for each full increment of $150,000 of Qualified Revenue (as defined below). “Qualified Revenue” means revenue from commission-eligible sales (as determined by the Corporation from time to time) actually collected by the Corporation from customers acquired primarily through Optionee’s direct sales efforts since January 1, 2012. The installments shall be cumulative (i.e., this option may be exercised, as to any or all shares covered by an installment, at any time or times after an installment becomes exercisable and until expiration or termination of this option).  The options are exercisable until June 11, 2017.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.4% and a call option value of $2.74 was $91,335.

On August 20, 2012 the Company granted two employees a total of 52,500 options to purchase shares of Company common stock at the closing price as of August 20, 2012 of $2.40 per share.  The options vest 25% and the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until August 20, 2017.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 61% and a call option value of $1.06 was $55,671.

On March 11, 2013 the Company granted 7 independent directors a total of 58,338 options to purchase shares of Company common stock at the closing price as of March 11, 2013 of $1.50 per share.  The options vest in twelve equal monthly installments following the grant date, and are exercisable until March 11, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 122% and a call option value of $1.26 was $73,763.

On March 11, 2013 the Company granted one employee 4,167 options to purchase shares of Company common stock at the closing price as of March 11, 2013 of $1.50 per share.  The options vest 25% on the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until March 11, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 122% and a call option value of $1.13 was $4,714.

On June 12, 2013 the Company granted one employee 417,326 options to purchase shares of Company common stock at the closing price as of June 12, 2013 of $2.04 per share.  The options will vest as follows: (a) 33% of the options will vest at rate of 1/48th per month for the first forty-eight (48) months following the date of grant, (b) another 33% of the options vest when the Company reports $500,000 of EBITDA for an entire fiscal year, and (c) the final 33% of the options will vest when the Company reports $5,000,000 of EBITDA for an entire fiscal year.  The options are exercisable until June 12, 2023. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.84 was $767,879.

On June 17, 2013 the Company granted two employees 2,782,174 options to purchase shares of Company common stock at the closing price as of June 17, 2013 of $1.80 per share.  The option will vest as follows: (a) 20% of the shares underlying the option will vest and first become exercisable upon the date of grant; (b) 40% of the shares underlying the option will vest and first become exercisable when the Company realizes $10,000,000 of gross revenue over any  fiscal year; and (c) the final 40% of the shares underlying the option will vest and first become exercisable at the rate of 1/48th per month over a 48 month period commencing on grant date, provided that the vesting of the final 40% shall accelerate and become fully vested when the Company realizes $15,000,000 of gross revenue over any  fiscal year..  The options are exercisable until June 17, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.55 was $4,312,370.

On June 17, 2013 the Company granted two employees 1,669,306 options to purchase shares of Company common stock at the closing price as of June 17, 2013 of $1.80 per share.  The options will vest and first become exercisable over a four year period at the rate of 1/48th shares per month commencing on the first month following the date of grant, and are exercisable until June 17, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.62 was $2,704,276.

On June 20, 2013 the Company granted 2 independent directors 33,334 options to purchase shares of Company common stock at the closing price as of June 20, 2013 of $2.46 per share.  The options will vest and first become exercisable immediately upon the date of grant, and are exercisable until June 20, 2016.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.43 was $47,668.

On June 20, 2013 the Company granted 6 independent directors 100,002 options to purchase shares of Company common stock at the closing price as of June 20, 2013 of $2.46 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, and are exercisable until June 20, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $2.21 was $221,004.

On July 19, 2013 the Company granted two employees 33,335 options to purchase shares of Company common stock at the closing price as of July 19, 2013 of $4.20 per share.  The options vest 25% on the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until July 19, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $3.78 was $126,006.

On July 26, 2013 the Company granted four employees 27,502 options to purchase shares of Company common stock at the closing price as of July 26, 2013 of $3.90 per share.  The options vest 25% on the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until July 26, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $3.52 was $96,807.

On July 26, 2013 the Company granted one employees 278,218 options to purchase shares of Company common stock at the closing price as of July 26, 2013 of $3.90 per share.  Options to purchase 139,109 shares of common stock will vest and first become exercisable over a four year period at the rate of 1/48th shares per month commencing on the first month following the date of grant.  Options to purchase the remaining 139,109 shares of common stock will vest and first become exercisable when the Company realizes $20,000,000 of gross revenue over any fiscal year.  The options are exercisable until July 26, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $3.52 was $976,545.

On September 13, 2013 the Company granted one employee 58,334 options to purchase shares of Company common stock at the closing price as of September 13, 2013 of $3.36 per share.  The options vest 25% on the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until July 19, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $3.03 was $176,752.

On September 13, 2013 the Company granted 4 independent directors a total of 3,335 options to purchase shares of Company common stock at the closing price as of September 13, 2013 of $3.36 per share.  The options vest in twelve equal monthly installments following the grant date, and are exercisable until September 13, 2023.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $2.95 was $9,838.

On November 13, 2013 the Company granted one employee 8,334 options to purchase shares of Company common stock at the closing price as of November 13, 2013 of $2.75 per share.  The options vest 25% on the first anniversary of grant, then equally in 36 monthly installments thereafter, and are exercisable until November 13, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $2.48 was $20,668.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2013 and 2012 was as follows:

	Years ended December 31,
	2013	2012

General and administrative	$895,903	$335,160
Sales and marketing	976,341	43,250
Engineering, research, and development	17,972	13,000
	$1,890,216	$391,410

As of December 31, 2013, there was approximately $3,074,119 of unearned stock-based compensation that will be expensed from 2013 through 2017. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Risk-free interest rate	0.60% to 1.03%	0.39% to 0.57%
Expected life (years)	3.58 to 5.27	2.86 to 3.58
Dividend yield	0%	0%
Expected volatility	122.0% to 132.0%	61.0% to 73.4%

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

The expected volatility in 2013 is based on the historical publicly traded price of our common stock. The expected volatility prior to 2013 is based on the historical volatility of publicly traded surrogates in our peer group.

8. Warrants to Purchase Common Stock

Warrants Issued to Non-Employees

We issued warrants to purchase 150,835 shares of common stock to non-employees in 2010 and 2011. Prior to June 2013, the warrants were accounted for as derivative liabilities because the equity environment was tainted as discussed in Note 4. The equity environment was no longer tainted as of June 2013, and our independent valuation expert calculated the stock-based compensation for these warrants using the Black-Scholes valuation model. The valuation assumptions used are consistent with the valuation information for options above.

We recorded stock-based compensation expense of $40,204 in general and administrative expense and we recorded a gain of $123,946 in change in fair value of derivative liabilities for the year ended December 31, 2013. We recorded a gain of $117,477 in change in fair value of derivative liabilities for the year ended December 31, 2012.

The following table summarizes non-employee warrant activity under our stock-based plans as of and for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	150,835	$0.33	5.12
Granted	25,000	$1.16	4.09
Exercised	-	$-	-
Canceled/forfeited/expired	(25,000)	$1.16	4.09
Outstanding at December 31, 2012	150,835	$1.97
Granted	-	$-
Exercised	-	$-
Canceled/forfeited/expired	-	$-
Outstanding at December 31, 2013	150,835	$1.97	1.99
Expected to vest at December 31, 2013	150,835	$1.97	1.99
Warrants exercisable	141,546	$1.95	1.99

Warrants with Price Protection

In 2011, we issued warrants for the purchase of 114,784 shares of common stock at $12.00 per share in connection with a private placement. In 2012, we issued warrants for the purchase of 25,588 shares of common stock at $12.00 per share in connection with the conversion of a portion of our Bridge Notes. These warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrants remain outstanding. The current exercise price of these warrants is $1.20 per share as a result of the price protection guarantee contained in the warrant agreements.

In 2013, we issued 21,171 shares of common stock upon the cashless exercise of warrants to purchase 32,054 shares of common stock.

As of December 31, 2013, warrants with price protection to purchase 108,318 shares of common stock at $1.20 per share are outstanding. Of this amount, warrants to purchase 86,949 shares of common stock expire in 2015 and warrants to purchase 21,369 shares of common stock expire in 2016.

Warrants Issued in 2013

We issued warrants for the purchase of 4,541,612 shares of common stock at $1.20 per share in connection with the conversion of the Bridge Notes into equity. The warrants are exercisable for five years from the date of issuance.

We issued warrants for the purchase of 611,746 shares of common stock at $1.20 per share to placement agents connected with the Bridge Note conversions and equity placements. The warrants are exercisable for five years from the date of issuance.

We issued warrants for the purchase of 25,384 shares of common stock at $1.20 per share to previous note holders in satisfaction of our additional share issuance obligation under the Bridge Notes. The warrants are exercisable for three years from the date of issuance.

We issued warrants for the purchase of 8,845 shares of common stock at $1.20 per share to an individual for services rendered, and recorded stock-based compensation of $16,188 in general and administrative expense.

As of December 31, 2013, we have warrants issued in 2013 to purchase 5,187,587 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 34,229 shares of common stock expire in 2016 and warrants to purchase 5,153,358 shares of common stock expire in 2018.

The following table summarizes warrant activity as of and for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2011	114,784	$0.20	1.42
Granted	25,588	$0.20	1.84
Exercised	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2012	140,372	$0.20	1.50
Granted	5,187,587	$1.20	4.37
Exercised	(32,054)	$0.20
Canceled/forfeited/expired	-
Outstanding at December 31, 2013	5,295,905	$1.18	4.39

9. Income Taxes

For the years ended December 31, 2013 and 2012 the provisions for income taxes were as follows:

	2013	2012
Federal – current	$-	$-
State – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,283,000	$4,681,000
Stock based compensation	1,735,000	940,000
Accrued compensation	31,000	70,000
Derivative Liability	42,000	634,000
Depreciation and amortization	5,099,000	4,816,000
Other	10,000	12,000
Total deferred tax assets	13,200,000	11,153,000
Valuation allowance for net deferred tax assets	(13,200,000)	(11,153,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2013 and 2012 due to uncertainties regarding the realization of such assets.

 The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of approximately $2,047,000.  The net change in the total valuation allowance for the year ended December 31, 2012 was an increase of approximately $1,362,000.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

 As of December 31, 2013, the Company has available net operating loss carryforwards of approximately $18,900,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $18,900,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012

Computed "expected tax expense	$(5,698,000)	$(2,495,000)
State taxes, net of federal benefit	(300,000)	(155,000)
Other	3,951,000	1,288,000
Change in valuation allowance	2,047,000	1,362,000
Total	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006.  The Company does not have a liability for any uncertain tax positions. As of December 31, 2013, no accrued interest or penalties are recorded in the financial statements.

10. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,108,964	$(1,066,068)
Intangibles, net (non-recurring)	$-	$-	$935,316	$(644,170)
Derivative liabilities (recurring)	$-	$-	$106,176	$(3,766,231)
Earn-out payable (recurring)	$-	$-	$59,000	$165,000

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$2,259,624	$(742,446)
Intangibles, net (non-recurring)	$-	$-	$444,112	$(145,396)
Derivative liabilities (recurring)	$-	$-	$3,074,504	$359,530
Earn-out payable (recurring)	$-	$-	$2,032,881	$625,357

The Company recorded goodwill, intangible assets and an earn-out payable as a result its business combinations, and these assets were valued with the assistance of a valuation consultant and consisted of Level 3 valuation techniques.

The Company recorded derivative liabilities as a result of: (i) the variable maturity conversion feature in its convertible notes payable; (ii) the additional security issuance feature in its convertible notes payable notes, common stock and warrants; and (iii) warrants issued to non-employees that were treated as derivative liabilities. These liabilities were valued with the assistance of a valuation consultant using a Monte-Carlo simulation model. The assumptions used in the Monte-Carlo simulation used to value the derivative liabilities involve expected volatility in the Company’s common stock, estimated probabilities related to the occurrence of a future financing, and interest rates. As all the assumptions employed to measure these liabilities are based on management’s judgment using internal and external data, this fair value determination is classified in Level 3 of the valuation hierarchy.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and a note payable. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of note payable also approximates fair value because its terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

11. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

The Company has a lease agreement for 6,730 square feet, as amended, for its office facilities in Chandler, AZ through December 2015.  Monthly rental payments, excluding common area maintenance charges, are $11,958 in 2014 and $12,357 in 2015. The Company has month-to-month lease agreements for its office facilities in San Diego, CA and North Huron, MI.

The minimum lease payments for the Chandler, AZ facilities that are required over the next five years are shown below.

Minimum Lease Payments
2014	$143,492
2015	148,281
2016	-
2017	-
2018	-
Thereafter	-
$291,773

Rent expense for was $166,802 and $179,179 for the years ended December 31, 2013 and 2012.

12. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2013 and 2012, the Company made no contributions to the Plan.

13. Related Party Transactions

Prior to our reverse merger on November 2, 2010, Optimal Payments Corporation converted $570,534 of debt into $370,534 worth of Mobivity Inc. common stock and $200,000 of prepaid services to be rendered by Mobivity. A member of our Board of Directors was President of Sterling Card Solutions, which has a minority ownership position in Optimal Payments Corporation. This director subsequently resigned from the Board in July 2013. We recognized deferred revenue from this related party during the years ended December 31, 2013 and 2012 totaling $-0- and $164,738, respectively. Optimal Payments Corporation ceased being a related party in June 2013. As of December 31, 2012, deferred revenue from this related party totaled $35,262.

Timothy Schatz

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

In April 2013, we issued a new Bridge Note to our CFO totaling $20,000 that contains the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013. The note and accrued interest were converted into 16,918 shares of common stock and he received five-year warrants to purchase 16,918 shares of common stock exercisable at $1.20 per share.

In May 2013, we issued a new Bridge Note to our CEO totaling $17,500 that contains the same rights and privileges as the previously issued and amended new Bridge Notes. The note and accrued interest were converted into 14,708 shares of common stock and he received five-year warrants to purchase 14,708 shares of common stock exercisable at $1.20 per share.

On June 17, 2013 the Company issued to Dennis Becker an option to purchase 1,251,979 shares of Company common stock.  The exercise price of the option is $1.80, the fair market value on date of grant.  The options will vest and first become exercisable over a four year period at the rate of 1/48th shares per month commencing on the first month following the date of grant.  On June 17, 2013 the Company issued to Timothy Schatz an option to purchase 417,326 shares of Company common stock.  The exercise price of the option is $1.80, the fair market value on date of grant.  The options will vest and first become exercisable over a four year period at the rate of 1/48th shares per month commencing on the first month following the date of grant.

14. Subsequent Events

Smart Receipt Acquisition

On March 12, 2014, Mobivity Holdings Corp., a Nevada corporation (the Company”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with SmartReceipt, Inc., a Delaware corporation (“SmartReceipt”).  The closing of the transactions under the Asset Purchase Agreement took place on March 12, 2014.  Pursuant to the Asset Purchase Agreement, the Company acquired all of the assets of SmartReceipt in exchange for:

•	the Company’s payment at closing of $2.212 million of cash, net of a $150,000 loan made by the Company to SmartReceipt in January 2014;

•	the Company’s issuance of 504,884 shares of its $0.001 par value common stock; and

•
The Company’s earn-out payment of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company (valued at the Closing VWAP) no later than the 90th day following the end of the earn-out period.  For purposes of the foregoing, the “Closing VWAP” means the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, SmartReceipt has agreed that 50% of the shares issuable to SmartReceipt or its shareholders at the initial closing will be held back by the Company for a period of 12 months and will be subject to cancellation based on indemnification claims of the Company.

Securities Purchase Agreement

On March 10, 2014, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors in connection with a proposed private placement of up to 6,000,000 units of the Company’s securities at a price of $1.00 per unit for the gross proceeds of up to $6,000,000.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  The Securities Purchase Agreement includes customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company.  Pursuant to the terms of the Registration Rights Agreement, the Company agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that the Company must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.  The units were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder.  Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $345,835 in commissions from the Company.  In addition, for its services as placement agent, the Company issued to EGE warrants to purchase an aggregate of 345,835 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

An initial closing of the units was completed on March 12, 2014.  As of March 28, 2014, the Company has sold 5,413,000 units for the gross proceeds of $5,413,000.

SUPPLEMENTAL INFORMATION – Unaudited Pro Forma Consolidated Statements of Operations

Pro Forma Results of Operations for the Year Ended December 31, 2013

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Mobivity	FDI	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$4,093,667	$162,280	$-	$4,255,947
Cost of revenues	1,122,037	54,371	-	1,176,408
Gross margin	2,971,630	107,909	-	3,079,539

Operating expenses
General and administrative	3,416,850	71,720	-	3,488,570
Sales and marketing	3,469,383	4,888	229,258 (b)	3,703,529
Engineering, research, and development	824,653	87,994	-	912,647
Depreciation and amortization	270,579	-	68,469 (c)	339,048
Goodwill impairment	1,066,068	-	-	1,066,068
Intangible asset impairment	644,170	-	-	644,170
Total operating expenses	9,691,703	164,602	297,727	10,154,032

Loss from operations	(6,720,073)	(56,693)	(297,727)	(7,074,493)

Other income/(expense)
Interest income	747	-	-	747
Interest expense	(6,348,186)	(6,785)	-	(6,354,971)
Change in fair value of derivative liabilities	(3,766,231)	-	-	(3,766,231)
Gain on debt extinguishment	103,177	-	-	103,177
Gain (loss) on adjustment in contingent consideration	(28,465)	-	-	(28,465)
Total other income/(expense)	(10,038,958)	(6,785)	-	(10,045,743)

Loss before income taxes	(16,759,031)	(63,478)	(297,727)	(17,120,236)

Income tax expense	-	-	-	-

Net loss	$(16,759,031)	$(63,478)	$(297,727)	$(17,120,236)

Net loss per share - basic and diluted	$(1.58)			$(1.55)

Weighted average number of shares during the period - basic and diluted	10,612,007			11,059,496

Pro Forma Results of Operations for the Year ended December 31, 2012

	Mobivity	FDI	Pro forma adjustments		Pro forma combined
Revenues
Revenues	$4,079,745	$347,797	$-		$4,427,542
Cost of revenues	1,300,325	183,819	-		1,484,144
Gross margin	2,779,420	163,978	-		2,943,398

Operating expenses
General and administrative	2,984,531	155,568	-		3,140,099
Sales and marketing	1,562,520	45,292	1,541,050	(b)	3,148,862
Engineering, research, and development	562,459	199,953	-		762,412
Depreciation and amortization	549,151	-	178,509	(c)	727,660
Goodwill impairment	742,446	-	-		742,446
Intangible asset impairment	145,396	-	-		145,396
Total operating expenses	6,546,503	400,813	1,719,559		8,666,875

Loss from operations	(3,767,083)	(236,835)	(1,719,559)		(5,723,477)

Other income/(expense)
Interest income	2,833	-	-		2,833
Interest expense	(4,559,564)	(4,105)	(234,115)		(4,797,784)
Change in fair value of derivative liabilities	359,530	-	-		359,530
Gain on adjustment in contingent consideration	625,357	-	-		625,357
Total other income/(expense)	(3,571,844)	(4,105)	(234,115)		(3,810,064)

Loss before income taxes	(7,338,927)	(240,940)	(1,953,674)		(9,533,541)

Income tax expense	-	-	-		-

Net loss	$(7,338,927)	$(240,940)	$(1,953,674)		$(9,533,541)

Net loss per share - basic and diluted	$(0.32)				$(0.32)

Weighted average number of shares during the period - basic and diluted	23,069,669				30,069,669

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013.

Based on this evaluation, these officers concluded that, as of December 31, 2013 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was effective as at December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2014:

Name	Age	Position
Dennis Becker	40	Chief Executive Officer and Director
Michael Bynum	58	President and Director
Timothy Schatz	43	Chief Financial Officer
Geri Suster	47	Chief Operating Officer
Jeff Hasen	54	Chief Marketing Officer
Tom Tolbert	43	Chief Sales Officer
David Jaques	58	Director
Phillip Guarascio	63	Director
Doug Schneider	51	Director
John Harris	65	Director
Peter Brodsky	43	Director

Dennis Becker - Chief Executive Officer and Director

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

Michael K. Bynum - President and Director

Michael K. Bynum was appointed as our President and a Director on May 20, 2013.   Prior to joining the Company, Mr. Bynum served as chief executive officer and president of Phone Directories Corp, a Utah-based publisher of yellow page phone books, from July 2007 through June 2010. Mr. Bynum was also an investor and a director.  From June 2006 until June 2010, Mr. Bynum was an investor and director of Canpages, the largest independent telephone directory publisher in Canada.  In May 1993, Mr. Bynum and seven partners founded TransWestern Publishing, an independent publisher of telephone directories. Mr. Bynum served as executive vice-president of sales until May 2003.  Mr. Bynum also serves as a director of the Oklahoma Wildlife Management Association, which he co-founded in 2006.  Since 2010 Mr. Bynum has managed his private investments.

Mr. Bynum has extensive knowledge in the fields of marketing and corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Bynum is qualified to serve as a director.

Timothy Schatz - Chief Financial Officer

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

Geri Suster - Chief Operating Officer

Effective as of June 21, 2013, Geri Suster was appointed as the Company’s Chief Operating Officer.  Prior to joining the Company, Ms. Suster served as the Vice President of Operations of ZipLocal, a Goldman Sachs company, which is a provider of a variety of print and digital advertising solutions to local businesses across the United States.  Ms. Suster joined ZipLocal in 2008 and was responsible for all production, customer service, IT, printing and distribution of both on-line and printed directory products.  Ms. Suster studied journalism at San Diego State University-California State University.

Tom Tolbert - Executive Vice President and Chief Sales Officer

Tom Tolbert was appointed as our Executive Vice President and Chief Sales Officer on May 20, 2013.   Prior to joining the Company, Mr. Tolbert served as chief executive officer of Front Door Insights, LLC, from 2009 to 2013, which was recently acquired by the Company. From 2002 to 2008, Mr. Tolbert served as regional vice president and then senior vice president of sales at KW Brock Directories, a Pittsburg, Kansas based business engaged in delivering print and digital marketing services to local advertisers.

Jeff Hasen - Chief Marketing Officer

On July 22, 2013, Jeff Hasen joined the Company as our Chief Marketing Officer.  Mr. Hasen previously served as chief marketing officer of Hipcricket, Inc., a wholly owned subsidiary of Augme Technologies, Inc., from May 2007 until March 2013.  Mr. Hasen has a Bachelor's of Arts degree (1980) in TV/Radio from Brooklyn College.

David Jaques - Director

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

Doug Schneider - Director

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

Peter Brodsky - Director

Effective July 1, 2013, Peter Brodsky was elected as a member of the Company’s Board of Directors.  Since 2011 Mr. Brodsky has been a partner at HBC Investments, a private equity firm located in Dallas, Texas, that specializes in investments of middle-market companies.  Prior to joining HBC Investments, from 1995 to December 2010, Mr. Brodsky was employed by Hicks, Muse, Tate & Furst (renamed HM Capital Partners in 2006), a nationally prominent private equity firm in the United States that specialized in leveraged acquisitions, and served as a partner beginning in 2001. While at Hicks Muse/HM Capital, Mr. Brodsky was active in sourcing, executing, overseeing and/or executing numerous transactions, valued in excess of $2.5 billion.  Beginning in 2004, Mr. Brodsky was responsible for Hicks Muse/HM Capital's investments in the media and communications industries and served on the firm's Investment Committee, which was responsible for all investment decisions of the firm. Mr. Brodsky currently serves on the board of directors of LIN Media Corporation (NYSE: TVL), a local multimedia company that owns, operates or services 32 network-affiliated broadcast television stations in 17 U.S. markets, an interactive television station and niche web sites, mobile platforms, performance-based local and national advertising solutions, and other digital services. Mr. Brodsky also serves on several non-profit Boards, including: KIPP: Dallas-Fort Worth, a high-performing charter school group, where he serves as Chairman; AT&T Performing Arts Center, the owner and operator of Dallas' premier arts performance venues; and Greenhill School, an co-educational independent school serving children in pre-kindergarten through 12th grade. Mr. Brodsky previously served on the boards of: Unitek Global Services (NASDAQ: UNTK), a provider of engineering, construction management and installation fulfillment services to companies specializing in the telecommunications, broadband cable, wireless, two-way radio, transportation, public safety and satellite industries; and MaineToday Media, Maine's largest media company.  Mr. Brodsky received a Bachelor of Arts degree from Yale University in 1992.

Mr. Brodsky has extensive knowledge of private equity investments in the media and communications industry.  As a result of these and other professional qualifications, we have concluded that Mr. Brodsky is qualified to serve as a director.

John Harris - Director

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with GlendonTodd Capital, a Dallas based private equity firm since February 2011. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market.  In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company.  Previously, Mr. Harris served in various executive level positions with Electronic Data Systems over a 25 year period.  Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business.  He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group, DG FastChannel and BancTec Corporation.  He is a member of the compensation committee of the board of each of these companies and sits on the audit committee of the board of DG FastChannel.

Mr. Harris has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Harris is qualified to serve as a director.

Phillip Guarascio, Director

Mr. Guarascio has been the Chairman and Chief Executive Officer of PG Ventures LLC since May 2000 where he serves as a marketing and advertising business consultant. He was Lead Executive, Marketing and Sales at the National Football League from 2003-2007 and has been a consultant for the William Morris Agency since October 2001.  For 16 years, Mr. Guarascio was with General Motors where he served as Vice President of Corporate Advertising and Marketing primarily responsible for worldwide advertising resource management, managing consolidated media placement and before that as General Manager of Marketing and Advertising for General Motors' North American Operations. Mr. Guarascio introduced the GM Card and managed the General Motors corporate brand to a 20 percent increase in customer purchase consideration.  He joined General Motors in 1985 after 21 years with the New York advertising agency, D'Arcy, Masius, Benton & Bowles.

Mr. Guarascio has extensive experience in the marketing and advertising industry.  Based on this and other professional qualifications, we have concluded that Mr. Guarascio is qualified to serve as a director.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker and Mr. Bynum are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2013, our audit committee was comprised of David Jaques and Ronald Linares until Mr. Linares resignation from the board on June 29, 2013.  Doug Schneider was then appointed to the committee.  Mr. Jaques currently serves as the audit committee chair.  All members of our audit committee are independent, as independence for audit committee members is defined in Rule 5605 of the NASDAQ Marketplace Rules.

Committee Interlocks and Insider Participation

During the year ended December 31, 2013, our compensation committee was comprised of Randall Smith and John Harris until Mr. Smith’s resignation from the board on July 15, 2013.  Peter Brodsky was then appointed to the committee.  Mr. Harris currently serves as compensation committee chair.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on our board of directors.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.	Executive Compensation

The following table summarizes the total compensation earned by our chief executive officer and our other two most highly paid executive officers for the years ended December 31, 2013 and 2012.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Dennis Becker, CEO (1)	2013	$240,580	$37,010	$464,636	$742,226
Dennis Becker, CEO (1)	2012	$228,906	$60,000	$191,342	$480,248
Tom Tolbert, CSO (2)	2013	$100,869	$15,250	$432,489	$548,608
Michael Bynum, President (3)	2013	$115,972	$5,249	$432,489	$553,710
*In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1) The Option Award expense for our executive officers refers to options granted by our board of directors pursuant to our stock-based compensation plans approved by the board of directors.
(2) Tom Tolbert was appointed Chief Sales Officer effective May 20, 2013. Amounts in the table above reflect his compensation after his appointment.
(3) Michael Bynum was appointed President effective May 20, 2013. Amounts in the table above reflect his compensation after his appointment.

The amounts reported in Option Awards column of the table above reflect the aggregate compensation costs for financial statement reporting purposes for fiscal 2013 and 2012 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R)).  These amounts do not reflect amounts paid to or realized by the executive officers for fiscal 2013 or 2012. Actual amounts earned for fiscal 2013 and 2012 are included in the Summary Compensation Table above.  For information on the method and assumptions used to calculate the compensation costs, see Note 7 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2013, including the value of the options awards.

Outstanding Equity Awards at December 31, 2013*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO	78,125	26,042	$1.92	12/24/2015
Dennis Becker, CEO	156,497	1,095,482	$1.80	6/17/2023

Tom Tolbert, CSO	278,217	1,112,870	$1.80	6/17/2023

Mike Bynum, President	278,217	1,112,870	$1.80	6/17/2023

* In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

Dennis Becker

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

Michael K. Bynum

In connection with the our acquisition of FDI, on May 20, 2013, our board of directors appointed Michael K. Bynum to serve as president and a member of our board.. The board also approved the employment agreement between the Company and Mr. Bynum described below.

Pursuant to his employment agreement with us, Mr. Bynum has agreed to serve as our president for a three year term expiring on May 19, 2016, subject to automatic renewal for additional one year periods unless either party elects not to renew prior to the end of the then current term.  Mr. Bynum’s duties and authorities include those typically associated with the office of president and Mr. Bynum has agreed to devote all of his business time to our affairs.

We have agreed to pay Mr. Bynum a base salary $200,000, subject to annual review by the compensation committee of our board of directors. We have also agreed to pay Mr. Bynum a quarterly bonus of one percent (1%) of our gross revenues   Mr. Bynum is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to our other executive employees.

Mr. Bynum’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Pursuant to Mr. Bynum’s employment agreement, the Company agreed to grant Mr. Bynum an option to purchase 1,391,087 shares of Company common stock.  The exercise price of the option shall be $1.80, the fair market value on date of grant.  The option will vest and first become exercisable as follows: (a) 20% of the shares underlying the option will vest and first become exercisable upon the date of grant; (b) 40% of the shares underlying the option will vest and first become exercisable when the Company realizes $10,000,000 of gross revenue over any fiscal year; and (c) the final 40% of the shares underlying the option will vest and first become exercisable at the rate of 1/48th per month over a 48 month period commencing on date of grant, provided that the vesting of the final 40% shall accelerate and become fully vested when the Company realizes $15,000,000 of gross revenue over any  fiscal year.  Mr. Bynum’s option shall otherwise be on terms and conditions the current equity incentive plan.

In the event Mr. Bynum’s employment with us is terminated by Mr. Bynum for good reason, by us without cause or we elects not to renew his agreement, we shall pay Mr. Bynum, in addition to all other amounts then due and payable, 12 additional monthly installments of his base salary.

Tom Tolbert

In connection with our acquisition of FDI, on May 20, 2013, our board of directors appointed Tom Tolbert to serve as our chief sales officer. Our board also approved the employment agreement between the Company and Mr. Tolbert described below...

Pursuant to his employment agreement with us, Tom Tolbert has agreed to serve as our executive vice president and chief sales officer for a three year term expiring on May 19, 2016, subject to automatic renewal for additional one year periods unless either party elects not to renew prior to the end of the then current term.  Tolbert’s duties and authorities include those typically associated with the office of executive vice president and chief sales officer and Mr. Tolbert has agreed to devote all of his business time to our affairs.

We have agreed to pay Mr. Tolbert a base salary $175,000, subject to annual review by the compensation committee of our board of directors.   We have also agreed to pay Mr. Tolbert a quarterly bonus of one percent (1%) of our gross revenues.  Pursuant to his employment agreement with us, Mr. Tolbert is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to our other executive employees.  Mr. Tolbert’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Pursuant to Mr. Tolbert’s employment agreement, the Company agreed to grant Mr. Tolbert an option to purchase 1,391,087 shares of Company common stock.  The exercise price of the option shall be $1.80, the fair market value on date of grant.    The option will vest and first become exercisable as follows: (a) 20% of the shares underlying the option will vest and first become exercisable upon the date of grant; (b) 40% of the shares underlying the option will vest and first become exercisable when the Company realizes $10,000,000 of gross revenue over any  fiscal year; and (c) the final 40% of the shares underlying the option will vest and first become exercisable at the rate of 1/48th per month over a 48 month period commencing on grant date, provided that the vesting of the final 40% shall accelerate and become fully vested when the Company realizes $15,000,000 of gross revenue over any  fiscal year.  Mr. Tolbert’s option shall otherwise be on terms and conditions the current equity incentive plan.

In the event Mr. Tolbert’s employment with us is terminated by Mr. Tolbert for good reason, by us without cause or we elect not to renew his agreement, we shall pay Mr. Tolbert, in addition to all other amounts then due and payable, 12 additional monthly installments his base salary.

Non-Employee Director Compensation

2013 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
David Jaques	-	-	10,487	(1)	-	-	-	10,487
David Jaques	-	-	28,824	(2)	-	-	-	28,824
David Jaques	-	-	4,685	(3)	-	-	-	4,685

Doug Schneider	-	-	10,487	(1)	-	-	-	10,487
Doug Schneider	-	-	28,824	(2)	-	-	-	28,824
Doug Schneider	-	-	1,171	(4)	-	-	-	1,171

John Harris	-	-	10,487	(1)	-	-	-	10,487
John Harris	-	-	28,824	(2)	-	-	-	28,824
John Harris	-	-	2,342	(5)	-	-	-	2,342

Peter Brodsky	-	-	28,824	(2)	-	-	-	28,824
Peter Brodsky	-	-	1,171	(4)	-	-	-	1,171

Ronald Linares	-	-	2,634	(1,6)	-	-	-	2,634
Ronald Linares	-	-	-	(6)	-	-	-	-

Randall Smith	-	-	2,634	(1,6)	-	-	-	2,634
Randall Smith	-	-	-	(6)	-	-	-	-

Fraser Clarke	-	-	2,634	(1,6)	-	-	-	2,634
Fraser Clarke	-	-	23,853	(2,6)	-	-	-	23,853

David Souaid	-	-	2,634	(1,6)	-	-	-	2,634
David Souaid	-	-	23,853	(2,6)	-	-	-	23,853

(1)
Compensation related to a stock option grant on March 11, 2013 for 8,334 shares at an exercise price of $1.50 per share. The option is outstanding at December 31, 2013, and 27,082 shares are vested at December 31, 2013.

(2)
Compensation related to a stock option grant on June 20, 2013 for 16,667 shares at an exercise price of $2.46 per share. The option is outstanding at December 31, 2013, and 33,333 shares are vested at December 31, 2013.

(3)
Compensation related to a stock option grant on September 13, 2013 for 1,667 shares at an exercise price of $3.36 per share. The option is outstanding at December 31, 2013, and 416 shares are vested at December 31, 2013.

(4)
Compensation related to a stock option grant on September 13, 2013 for 417 shares at an exercise price of $3.36 per share. The option is outstanding at December 31, 2013, and 208 shares are vested at December 31, 2013.

(5)
Compensation related to a stock option grant on September 13, 2013 for 834 shares at an exercise price of $3.36 per share. The option is outstanding at December 31, 2013, and 208 shares are vested at December 31, 2013.

(6)	Linares, Smith, Clarke and Souaid ceased being members of our board of directors in 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 18, 2014, certain information regarding the beneficial ownership of our common stock.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Unless otherwise indicated, the address of each shareholder is c/o the Company, 58 West Buffalo Road, Suite 200, Chandler, AZ 85225.

Name of Beneficial Owner	Number of Shares	Percentage(1)
CommerceTel Canada Corporation	1,211,329	5.6%
1 First Canadian Place
100 King Street West
Toronto, ON M5X 1B2
Dennis Becker	1,277,929	5.6%
Timothy Schatz	433,072	*
David Jaques	38,541	*
Doug Schneider	36,458	*
John Harris	69,445	*
Phil Guarascio	25,000	*
Peter Brodsky	125,000	*
Michael Bynum	164,353	*
Front Door Insights, LLC	1,176,667	5.4%
Porter Partners LP	2,196,701	10.2%
Cornelius F. Wit	967,497	*

Executive Officers and Directors as a Group (seven persons)	2,169,798	9%

* Denotes less than 1%

(1)
Beneficial ownership percentages are calculated based on shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2014.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We had no transactions or series of transactions since January 1, 2012, and we have no currently proposed transactions, to which we have been or are proposed to be a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2013 and December 31, 2012, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than as described below or compensation arrangements that are described under “Employment Agreements” above.

In March 2012, we began work on two projects for Optimal Payments Corporation (“Optimal”) and recognized revenue of $162,500. A member of our Board of Directors was President of Sterling Card Solutions, which had a minority ownership position in Optimal.  Optimal is a shareholder of ours. The individual involved in this transaction left our Board of Directors in 2013.

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

The following table represents aggregate fees billed to us for the years ended December 31, 2013 and 2012 by M&K, CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2013	2012

Audit Fees	$60,550	$54,400
Audit-Related Fees	3,900	-
Tax Fees		3,650
All Other Fees	22,000	-
Total Fees	$86,450	$58,050

Other Fees consist of charges related to the audit of our acquisition target, FDI, and the review of our filing on Form S-1.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (7)
3.5	Amendment No. 2 to the Bylaws., effective as of May 20, 2013 (9)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (14)
4.1	Form of Warrant issued as part of Secured Subordinated Promissory Note, effective as of April 1, 2011 (1)
4.2	Form of Common Stock Purchase Warrant issued pursuant to Convertible Secured Promissory Note Conversion Agreement dated as of June 17, 2013 (10)
4.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 10, 2014(15)
4.4	Form of 2012 10% Senior Secured Promissory Bridge Note (5)
4.5	Form of Amendment to 2012 10% Senior Secured Convertible Bridge Notes (7)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**

10.2	Form of Securities Purchase Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.3	Form of Security Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.4	Form of Guaranty for 2012 10% Senior Secured Promissory Bridge Note (5)
10.5	Form of Registration Rights Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.6	Employment Agreement entered into August 1, 2012 by and between the Company and Timothy Schatz (6) **
10.7	Asset Purchase Agreement by and among the Company and Sequence LLC (8)
10.8	Asset Purchase Agreement dated May 20, 2013 between the Company and Front Door Insights, LLC (9)
10.9	Promissory Note dated May 20, 2013 made by the Company in favor of Front Door Insights, LLC (9)
10.10	Employment Agreement dated May 20, 2013 between the Company and Michael K. Bynum (9) **
10.11	Employment Agreement dated May 20, 2013 between the Company and Tom Tolbert (9) **
10.12	Securities Purchase Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.13	Registration Rights Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.14	Convertible Secured Promissory Note Conversion Agreement by and among the Company and the Note holders identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.15	Employment Agreement entered into June 21, 2013 with Geri Suster (11) **
10.16	Employment Agreement dated July 22, 2013 with Jeff Hasen (12) **
10.17	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (13) **
10.18	Asset Purchase Agreement dated March 12, 2014 between Company and SmartReceipt, Inc. (15)
10.19	Form of Securities Purchase Agreement dated March 10, 2014 between the Company and the investors named herein (15)
10.20	Form of Registration Rights Agreement dated March 10, 2014 between the Company and the investors named herein (15)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Timothy Schatz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Timothy Schatz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document*
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document*

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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2012
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2012
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 19, 2012
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2013
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2013
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 26, 2013
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2013
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 31, 2014	MOBIVITY HOLDINGS CORP.

/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Director	March 31, 2014

/s/ Michael Bynum	President and Director	March 31, 2014

/s/ Timothy Schatz	Chief Financial Officer	March 31, 2014

/s/ David Jaques	Director	March 31, 2014

/s/ Doug Schneider	Director	March 31, 2014

/s/ Phillip Guarascio	Director	March 31, 2014

/s/ John Harris	Director	March 31, 2014

/s/ Peter Brodsky	Director	March 31, 2014