Form 10-Q
period 2014-03-31
MOBIVITY HOLDINGS CORP.
filed 2014-05-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the registrant had 22,237,762 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

Explanatory Note

On November 12, 2013, Mobivity Holdings Corp. (the “Company”) filed an amendment to its articles of incorporation on file with the Nevada Secretary of State for purposes of (i) effecting a reverse split of the issued and outstanding shares of its common stock at a ratio of one share for every six shares outstanding prior to November 12, 2013 and (ii) decreasing the authorized shares of its common stock to 50,000,000 shares.  The reverse stock split was effective as of November 12, 2013. The reverse stock split effected a proportional decrease in the number of shares of common stock issuable upon the exercise of the Company’s stock options and warrants outstanding immediately prior to the effective date of the reverse stock split, with a proportional increase in the exercise price.  No fractional shares were issued as a result of the reverse stock split.  In lieu of issuing fractional shares, the Company rounded all fractional interests resulting from the split up to the nearest whole number. All historical share information contained in this Quarterly Report on Form 10-Q gives effect to the reverse stock split.

-i-

Part I - Financial Information
Item 1.  Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash	$3,984,032	$2,572,685
Accounts receivable, net of allowance for doubtful accounts of $108,067 and $65,975, respectively	441,698	280,667
Other current assets	128,895	140,114
Total current assets	4,554,625	2,993,466

Goodwill	5,999,765	3,108,964
Intangible assets, net	3,315,083	935,316
Other assets	90,938	63,944
TOTAL ASSETS	$13,960,411	$7,101,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$671,209	$543,648
Accrued interest	17,769	16,943
Accrued and deferred personnel compensation	195,316	191,041
Deferred revenue and customer deposits	311,121	136,523
Notes payable	20,000	20,000
Derivative liabilities	76,097	106,176
Other current liabilities	154,446	36,372
Earn-out payable	2,321,767	34,755
Total current liabilities	3,767,725	1,085,458

Non-current liabilities
Earn-out payable	10,233	24,245
Total non-current liabilities	10,233	24,245
Total liabilities	3,777,958	1,109,703

Commitments and Contingencies (See Note 9)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,237,762 and 16,319,878 shares issued and outstanding	22,238	16,320
Equity payable	108,170	108,170
Additional paid-in capital	60,400,993	54,452,697
Accumulated deficit	(50,348,948)	(48,585,200)
Total stockholders' equity (deficit)	10,182,453	5,991,987
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,960,411	$7,101,690

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Revenues	$903,215	$1,027,993
Cost of revenues	260,893	284,622
Gross margin	642,322	743,371

Operating expenses
General and administrative	1,129,953	532,628
Sales and marketing	941,085	362,896
Engineering, research, and development	297,933	94,055
Depreciation and amortization	68,083	33,813
Total operating expenses	2,437,054	1,023,393

Loss from operations	(1,794,732)	(280,022)

Other income/(expense)
Interest income	1,731	3
Interest expense	(826)	(1,447,359)
Change in fair value of derivative liabilities	30,079	(1,001,550)
Gain (loss) on adjustment in contingent consideration	-	305,712
Total other income/(expense)	(30,984)	(2,143,194)
Loss before income taxes	(1,763,748)	(2,423,215)
Income tax expense	-	-
Net loss	$(1,763,748)	$(2,423,215)

Net loss per share - basic and diluted	$(0.10)	$(0.63)

Weighted average number of shares during the period - basic and diluted	17,490,954	3,869,247

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987
Issuance of common stock for financing, net of transaction costs of $448,635	5,413,000	5,413		4,958,945		4,964,358
Issuance of common stock for acquisition	504,884	505		672,000		672,505
Stock based compensation				317,351		317,351
Net loss					(1,763,748)	(1,763,748)
Balance, March 31, 2014	22,237,762	$22,238	$108,170	$60,400,993	$(50,348,948)	$10,182,453

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,
OPERATING ACTIVITIES	2014	2013
Net loss	$(1,763,748)	$(2,423,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	3,983	(12,772)
Stock-based compensation	317,351	93,502
Depreciation and amortization expense	68,084	33,813
Gain (Loss) on adjustment in contingent consideration	-	(305,712)
Change in fair value of derivative liabilities	(30,079)	1,001,550
Amortization of note discounts	-	1,334,729
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(3,351)	216,165
Other current assets	11,219	(59,225)
Accounts payable	127,561	93,165
Accrued interest	826	108,031
Accrued and deferred personnel compensation	4,275	(24,605)
Deferred revenue and customer deposits	(16,962)	5,323
Other liabilities	118,074	(260)
Net cash used in operating activities	(1,162,767)	60,489

INVESTING ACTIVITIES
Purchases of equipment	(22,225)	-
Acquisitions	(2,368,019)	(195,630)
Net cash used in investing activities	(2,390,244)	(195,630)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	-	200,000
Payments on notes payable	-	(21,040)
Proceeds from issuance of common stock, net of issuance costs	4,964,358	-
Net cash provided by financing activities	4,964,358	178,960

Net change in cash	1,411,347	43,819
Cash at beginning of period	2,572,685	363
Cash at end of period	$3,984,032	$44,182

Supplemental disclosures:
Cash paid during period for
Interest	$-	$3,960
Non-cash investing and financing activities:
Note discount	$-	$133,725
Adjustment to derivative liability due to note repayment	$-	$15,406
Earn out payable for acquisitions	$2,273,000	$-
Common stock payable recorded for earn out payment related to the Boomtext acquisition	$-	$1,711,490
Issuance of common stock for acquisitions	$672,505	$-
Settlement of working capital asset related to the Boomtext acquisition	$-	$153,317

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014.

On November 12, 2013, we filed an amendment to our articles of incorporation on file with the Nevada Secretary of State for purposes of (i) effecting a reverse split of the issued and outstanding shares of our common stock at a ratio of one share for every six shares outstanding prior to November 12, 2013 and (ii) decreasing the authorized shares of its common stock to 50,000,000 shares.  The reverse stock split was effective as of November 12, 2013. The reverse stock split effected a proportional decrease in the number of shares of common stock issuable upon the exercise of our stock options and warrants outstanding immediately prior to the effective date of the reverse stock split, with a proportional increase in the exercise price.  No fractional shares were issued as a result of the reverse stock split.  In lieu of issuing fractional shares, we rounded all fractional interests resulting from the split up to the nearest whole number. All historical share information contained in this Quarterly Report on Form 10-Q  gives effect to the reverse stock split.

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

Revenue Recognition and Concentrations

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) and Txtstation Control Center platforms are hosted solutions. We generate revenue from licensing our software to clients in our software as a service (SaaS) model, per-message and per-minute transactional fees, and customized professional services. We recognize license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. As for the Mobivity and Boomtext platforms, which are both hosted solutions, revenue is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card for Mobivity and collected by cash and credit card for Boomtext. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. For our SmartReceipt platform, which is a hosted solution, revenue is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with primarily no contractual term and is collected by cash. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the three months ended March 31, 2014 and 2013, one customer accounted for 16% and 29%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2014 and 2013, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three month ended March 31, 2014 and 2013, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3. Acquisitions

SmartReceipt Acquisition

On March 12, 2014, the Company, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with SmartReceipt, Inc., a Delaware corporation (“SmartReceipt”).  The closing of the transactions under the Asset Purchase Agreement took place on March 12, 2014.  Pursuant to the Asset Purchase Agreement, the Company acquired all of the assets of SmartReceipt in exchange for:

●	the Company’s payment at closing of $2.212 million of cash, net of a $150,000 loan made by the Company to SmartReceipt in January 2014;

●	the Company’s issuance of 504,884 shares of its $0.001 par value common stock; and

●
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

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Accounts receivable, net	$161,664
Other assets	6,620
Customer relationships	2,010,000
Developed technology	260,000
Trade name	176,000
Goodwill	2,890,801
Total assets acquired	5,505,085
Liabilities assumed	(191,561)
Net assets acquired	$5,313,524

The purchase price consists of the following:

Cash	$2,368,019
Earn Out	2,273,000
Common stock	672,505
Total purchase price	$5,313,524

The following information presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2014 as if the SmartReceipt acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in stock based compensation expense that had not been valued prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the quarter ended March 31, 2014

	Mobivity	SR	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$903,215	$214,139	$-	$1,117,354
Cost of revenues	260,893	54,410	-	315,303
Gross margin	642,322	159,729	-	802,051

Operating expenses
General and administrative	1,129,953	231,084	4,230 (a)	1,365,267
Sales and marketing	941,085	60,077	-	1,001,162
Engineering, research, and development	297,933	139,649	-	437,582
Depreciation and amortization	68,083	403	-	68,486
Total operating expenses	2,437,054	431,213	4,230	2,872,497

Loss from operations	(1,794,732)	(271,484)	(4,230)	(2,070,446)

Other income/(expense)
Interest income	1,731	-	-	1,731
Interest expense	(826)	-	-	(826)
Change in fair value of derivative liabilities	30,079	-	-	30,079
Gain on adjustment in contingent consideration	-	-	-	-
Total other income/(expense)	30,984	-	-	30,984

Loss before income taxes	(1,763,748)	(271,484)	(4,230)	(2,039,462)

Income tax expense	-	-	-	-

Net loss	$(1,763,748)	$(271,484)	$(4,230)	$(2,039,462)

Net loss per share - basic and diluted	$(0.10)			$(0.12)

Weighted average number of shares
during the period - basic and diluted	17,490,954			17,384,367

Pro Forma Adjustments

The following pro forma adjustments are based upon the value of the tangible and intangible assets acquired as determined by an independent valuation firm.

(a)	Represents stock based compensation in conjunction with the transaction.

The following information presents unaudited pro forma consolidated results of operations for the year ended December 31, 2013 as if the SmartReceipt acquisition described above had occurred on January 1, 2013. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in stock based compensation expense that had not been valued prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the year ended December 31, 2013

	Mobivity	SR	Pro forma adjustments		Pro forma combined
Revenues
Revenues	$4,093,667	$834,250	$-		$4,927,917
Cost of revenues	1,122,037	243,209	-		1,365,246
Gross margin	2,971,630	591,041	-		3,562,671

Operating expenses
General and administrative	3,416,850	211,271	446,094	(a)	4,074,215
Sales and marketing	3,469,383	339,615	-		3,808,998
Engineering, research, and development	824,653	644,330	-		1,468,983
Depreciation and amortization	270,579	3,970	-		274,549
Goodwill impairment	1,066,068	-	-		1,066,068
Intangible asset impairment	644,170	-	-		644,170
Total operating expenses	9,691,703	1,199,186	446,094		11,336,983
Loss from operations	(6,720,073)	(608,145)	(446,094)		(7,774,312)

Other income/(expense)
Interest income	747	-	-		747
Interest expense	(6,348,186)	(117,944)	-		(6,466,130)
Change in fair value of derivative liabilities	(3,766,231)	-	-		(3,766,231)
Gain on Debt Extinguishment	103,177	-	-		103,177
Gain on adjustment in contingent consideration	(28,465)	-	-		(28,465)
Total other income/(expense)	(10,038,958)	(117,944)	-		(10,156,902)

Loss before income taxes	(16,759,031)	(726,089)	(446,094)		(17,931,214)

Income tax expense	-	-	-		-

Net loss	$(16,759,031)	$(726,089)	$(446,094)		$(17,931,214)

Net loss per share - basic and diluted	$(1.58)				$(1.61)

Weighted average number of shares
during the period - basic and diluted	10,612,007				11,116,891

Pro Forma Adjustments

The following pro forma adjustments are based upon the value of the tangible and intangible assets acquired as determined by an independent valuation firm.

(b)	Represents stock based compensation in conjunction with the transaction.

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

During the year ended December 31, 2014, we adjusted the liabilities assumed in the transaction, in accordance with the asset purchase agreement, from $162,886 to $46,219, which resulted in an increase in additional paid-in capital of $78,000 and a reduction of goodwill of $38,667.

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2014 and December 31, 2013 was $5,999,765 and $3,108,964, respectively. Goodwill at March 31, 2014 includes $2,890,801 recorded as a result an acquisition in March 2014. See Note 3.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2014 and December 31, 2013:

	Balance at			Balance at
	December 31, 2013	Additions	Amortization	March 31, 2014
Patents and trademarks	$118,098	$-	$(2,287)	$115,811
Customer contracts	541,528	-	(25,033)	516,495
Customer and merchant relationships	-	2,010,000	(10,806)	1,999,194
Trade name	22,391	176,000	(3,368)	195,023
Acquired technology	182,298	260,000	(17,394)	424,904
Non-compete agreement	71,001	-	(7,345)	63,656
	$935,316	$2,446,000	$(66,233)	$3,315,083

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to ten years.

During the three months ended March 31, 2014, the following intangible assets were purchased with the following useful lives:

SmartReceipt, Inc.:
	Fair value	Useful Life
Merchant relationships	$2,010,000	10 years
Trade name	$176,000	10 years
Developed technology	$260,000	10 years

Amortization expense for intangible assets was $66,233 and $31,957 for the three months ended March 31, 2014 and 2013, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2014 is as follows:

Year ending December 31,	Amount
2014	$342,693
2015	462,976
2016	385,040
2017	339,669
2018	333,820
Thereafter	1,450,885
Total	$3,315,083

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

At March 31, 2014 and December 31, 2013, we recorded current derivative liabilities of $76,097 and $106,176, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended March 31, 2014 and 2013 was a loss of $30,079 and a gain of $1,001,550, respectively.

The following table presents the derivative liabilities by instrument type as of March 31, 2014 and December 31, 2013:

Derivative Value by Instrument Type	March 31, 2014	December 31, 2013
Common Stock and Warrants	$76,097	$106,176
	$76,097	$106,176

The following table presents details of our derivative liabilities from December 31, 2013 to March 31, 2014:

Balance December 31, 2013	$106,176
Change in fair value of derivative liabilities	(30,079)
Balance March 31, 2014	$79,097

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of notes, common stock and warrants:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of common stock at prices less than $1.00 per share and warrants with exercise prices less than $1.00 per share
•	The probability of a future equity financing event triggering the down round protection was estimated at 0%
•	Computed volatility of 115.5%
•	Risk free rate of 0.21%

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

The outstanding balances of the bridge notes at March 31, 2014 and December 31, 2013 were $0 and $0, respectively.

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

The following table presents details of the discounts to our Bridge Notes from December 31, 2012 to March 31, 2014:

	VMCO	ASID	Total
December 31, 2012	$(481,390)	$(1,003,359)	$(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
December 31, 2013	$-	$-	$-
Additions	-	-	-
Amortization	-	-	-
March 31, 2014	$-	$-	$-

During the three months ended March 31, 2014 and 2013, we recorded Bridge Note discount amortization to interest expense of $-0- and $1,334,729, respectively.

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. Accrued interest was $17,769 and $16,943 as of March 31, 2014 and December 31, 2013, respectively. Currently past due.

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

As of March 31, 2014 and December 31, 2013, the outstanding balances on the note payable were both $-0-.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of March 31, 2014 and December 31, 2013:

	Notes Payable		Accrued Interest
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Bridge notes, net, as discussed above	$-	$-	$-	$-

Convertible notes payable, net of discounts	-	-	-	-

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	17,769	16,943

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006.	-	-	-	-

Digimark, LLC subordinated promissory note, net, as discussed above.	-	-	-	-

Notes payable	20,000	20,000	17,769	16,943

Totals	$20,000	$20,000	$17,769	$16,943

Interest Expense

The following table summarizes interest expense for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Amortization of note discounts	$-	$1,334,729
Amortization of deferred financing costs	-	-
Other interest expense	826	112,630
	$826	$1,447,359

7.  Stockholders’ Equity (Deficit)

Common Stock

In March 2014 we issued 504,884 shares of common stock as part of the purchase price in the SmartReceipt acquisition which were valued at $672,505 based on the closing market price on the acquisition date, see Note 3.

In March 2014 we issued 5,413,000 units of our securities at a price of $1.00 per unit, for net proceeds of $5,413,000.  Each unit consisted of one share of common stock and one warrant with an exercise price of $1.20.

At March 31, 2014, we had 22,237,762 shares of common stock outstanding.

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

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2014:

Options
Outstanding at December 31, 2013	5,672,464
Granted	180,000
Exercised	-
Canceled/forfeited/expired	(79,637)
Outstanding at March 31, 2014	5,772,827

The weighted average exercise price of stock options granted during the period was $1.40 and the related weighted average grant date fair value was $1.26 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three months ended March 31,
	2014	2013

General and administrative	$278,899	$84,902
Sales and marketing	41,364	7,618
Engineering, research, and development	(4,884)	982
	$317,351	$93,502

Valuation Assumptions

An independent valuation expert calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.89%	0.43%
Expected life (years)	6.08	2.82
Expected dividend yield	0%	0%
Expected volatility	132.0%	122.0%

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

The expected volatility in 2014 is based on the historical publicly traded price of our common stock. The expected volatility prior to 2013 is based on the weighted average of the historical volatility of publicly traded surrogates in our peer group.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. Prior to June 17, 2013, the warrants were accounted for as derivative liabilities because the equity environment was tainted as discussed in Note 5. The equity environment was no longer tainted as of June 17, 2013, and our independent valuation expert began calculating the stock-based compensation for these warrants using the Black-Scholes valuation model. The valuation assumptions used are consistent with the valuation information for options above.

We recorded stock-based compensation expense of $1,971 in general and administrative expense for the three months ended March 31, 2014.

A summary of non-employee warrant activity under the 2010 Plan from December 31, 2013 to March 31, 2014 is presented below:

Number
Outstanding
Outstanding at December 31, 2013	150, 556
Granted	-
Exercised	-
Canceled/forfeited/expired	(555)
Outstanding at March 31, 2014	150,001

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

In March 2014, we issued warrants for the purchase of 1,353,238 shares of common stock at $1.20 per share in connection with equity financing.

In March 2014, we issued warrants for the purchase of 370,686 common stock units at $1.00 per unit to a placement agent in connection with the equity placements.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  At March 31, 2014, the value of the 370,686 warrants was $$448,705. As part of the private placement share units issued, 1,353,238 warrants were issued to investors valued at $1,320,569 which expire in 2019.

At March 31, 2014, we have warrants to purchase 7,019,840 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 86,949 shares expire in 2015, warrants to purchase 55,598 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, and warrants to purchase 1,723,935 shares expire in 2019.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$5,999,765	$-
Intangibles, net (non-recurring)	$-	$-	$3,315,083	$-
Derivatives (recurring)	$-	$-	$76,097	$(30,079)
Earn-out payable (non-recurring)	$-	$-	$2,332,000	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2013 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,108,964	$849,340
Intangibles, net (non-recurring)	$-	$-	$935,316	$491,204
Derivatives (recurring)	$-	$-	$106,176	$(3,766,231)
Earn-out payable (non-recurring)	$-	$-	$59,000	$(165,000)

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

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2013 to March 31, 2014.

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Earn-Out Contingency

We had an earn-out commitment associated with the acquisition of SmartReceipt. The earn-out consists of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company (valued at the Closing VWAP) no later than the 90th day following the end of the earn-out period.  For purposes of the foregoing, the “Closing VWAP” means the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

As of March 31, 2014, the estimated dollar value of the earn-out payable was $2,273,000. As of March 31, 2014, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

10.  Related Party Transactions

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

On March 12, 2014 several officers and directors participated in the Private Placement.  Dennis Becker purchased 25,000 units at a price of $1.00 per unit, resulting in issuance of 25,000 common shares and 6,250 warrants with an exercise price of $1.20 per share. Michael Bynum purchased 25,000 units at a price of $1.00 per unit, resulting in issuance of 25,000 common shares and 6,250 warrants with an exercise price of $1.20 per share. David Jaques purchased 25,000 units at a price of $1.00 per unit, resulting in issuance of 25,000 common shares and 6,250 warrants with an exercise price of $1.20 per share. John Harris purchased 25,000 units at a price of $1.00 per unit, resulting in issuance of 25,000 common shares and 6,250 warrants with an exercise price of $1.20 per share.

11. Subsequent Events

There were no subsequent events through the date that the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed in this report, under the caption “Risk Factors” included in our 2013 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2014 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Acquisitions

In March 2014, we acquired the assets of SmartReceipt, Inc (“SmartReceipt”) related to an application that allows our customers to control content printed on receipts generated by their Point-Of-Sale (POS) system. The assets and liabilities acquired from SmartReceipt consisted of accounts receivable, other assets, all rights under all contracts other than excluded contracts, all technology and intellectual property rights, deferred revenue obligations, and obligations under a commercial lease.

The purchase price consisted of (1) $2,368,019 of cash, (2) the Company’s issuance of 504,884 shares of its $0.001 par value common stock; and (3) the Company’s earn-out payment of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company (valued at the Closing VWAP) no later than the 90th day following the end of the earn-out period.  For purposes of the foregoing, the “Closing VWAP” means the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

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

Private Placement and Conversion of Bridge Notes

On March 10, 2014, the Company entered into a Securities Purchase Agreement and a Registration Rights Agreement with certain accredited investors in connection with a proposed private placement of up to 6,000,000 units of the Company’s securities at a price of $1.00 per unit for the gross proceeds of up to $6,000,000.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  The Securities Purchase Agreement includes customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company.  Pursuant to the terms of the Registration Rights Agreement, the Company agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that the Company must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.  The units were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) thereunder.  Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $370,635 in commissions and $78,000 in other fees from the Company.  In addition, for its services as placement agent, the Company issued to EGE warrants to purchase an aggregate of 345,835 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2014 were $903,215, a decrease of $124,778, or 12.1%, compared to the same period in 2013. The net decrease is primarily attributable to a decrease of $174,722, or 49.8% in revenues from large enterprise accounts and non-recurring or one-time events, and loss of $10,759, or 1.6%, of subscriber based licensing.  The loss of subscribers was primarily due to new regulation put in place under the Telephone Consumer Protection Act (“TCPA) in October, 2013.  These decreases were offset by $58,924 in revenues from our recent acquisition of SmartReceipt.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014 was $260,893, a decrease of $23,729, or 8.3% compared to the same period in 2013.  This decrease is primarily attributable to lower SMS fees, sales commissions, and credit card merchant fees.  SMS fees decreased 27.9% to $74,638 as compared to same period in 2013 due to further reduction in negotiated volume discount, and reduced overall SMS volume.  Sales commissions decreased 12.1% to $44,962 due to reduced large enterprise and non-recurring revenues, a smaller outside sales team, and other minor factors.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $597,325, or 112.1%, during the three months ended March 31, 2014 compared to the same period in 2013. The increase in general and administrative expense was primarily due to increased personnel expenses, share based compensation, and one-time non-capitalizable expenses related to acquisition of SmartReciept.  Personnel related expenses increased $113,205, and share based compensation increased $195,968, due to increased management and support headcount as compared to the same period in 2013.  One time costs associated with auditing, consulting, and some legal fees for the SmartReceipt acquisition were $174,770.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses increased $578,189, or 159.33%, during the three months ended March 31, 2014 compared to the same period in 2013.  The increase was primarily due to higher personnel expenses, share based compensation expenses, and travel expenses resulting from increase in sales personnel as compared to the same period in 2013.  Personnel related expenses increased $360,082, share based compensation increased $32,381, and sales related travel & entertainment expenses increased $98,977.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $34,269, or 101.3%, during the three months ended March 31, 2014 compared to the same period in 2013.

The amortizable base of our intangible assets was higher in the 2014 periods than the 2013 periods because of the acquisitions we recorded in May 2013 and March 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense decreased $1,446,533, or 100%, during the three months ended March 31, 2014 compared to the same period in 2013. We converted substantially all of our debt into equity in June 2013.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2014 and 2013 was a loss of $30,079 and a gain of $1,001,550, respectively. The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  The conversion of convertible notes payable into common shares in June 2013, reducing the number of warrants subject to derivative liability treatment, significantly reduced our ongoing exposure to derivative liability valuation.

Liquidity and Capital Resources

As of March 31, 2014, we had current assets of $4,554,625, including $3,984,032 in cash, and current liabilities of $3,767,725, resulting in working capital of $786,900.

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

Cash Flows

	Period ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(1,162,767)	$60,489
Investing activities	(2,390,244)	(195,630)
Financing activities	4,964,358	178,960
Net change in cash	$1,411,347	$43,819

Investing Activities

Investing activities during the three months ended March 31, 2014 include $2,368,019 in cash consideration used in our acquisitions during the period.

Financing Activities

Financing activities for the three months ended March 31, 2014 include net proceeds from the sale of common stock units of $5,413,000.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2013, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
4.1	Form of Common Stock Purchase Warrant sold pursuant to Securities Purchase Agreement dated March 10, 2014 between the Registrant and the investors named therein	Filed as Exhibit to Current Report on Form 8-K filed on March 18, 2014
10.1	Asset Purchase Agreement dated March 12, 2014 between the Registrant and SmartReceipt, Inc.	Filed as Exhibit to Current Report on Form 8-K filed on March 18, 2014
10.2	Form of Securities Purchase Agreement dated March 10, 2014 between the Registrant and the investors named therein	Filed electronically herewith
10.3	Form of Registration Rights Agreement dated March 10, 2014 between the Company and the investors named therein	Filed electronically herewith
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.INS	XBRL Instance Document*	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document*	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document*	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document*	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document*	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document*	Filed electronically herewith

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

Mobivity Holdings Corp.

Date: May 15, 2014	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)