Form 10-Q
period 2014-06-30
MOBIVITY HOLDINGS CORP.
filed 2014-08-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the registrant had 22,237,762 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information
Item 1.  Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash	$2,628,437	$2,572,685
Accounts receivable, net of allowance for doubtful accounts of $120,083 and $65,975, respectively	504,055	280,667
Other current assets	126,359	140,114
Total current assets	3,258,851	2,993,466

Goodwill	5,999,765	3,108,964
Intangible assets, net	3,200,852	935,316
Other assets	86,216	63,944
TOTAL ASSETS	$12,545,684	$7,101,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$626,338	$543,648
Accrued interest	18,623	16,943
Accrued and deferred personnel compensation	208,200	191,041
Deferred revenue and customer deposits	240,201	136,523
Notes payable	20,000	20,000
Derivative liabilities	48,384	106,176
Other current liabilities	26,356	36,372
Earn-out payable	2,332,000	34,755
Total current liabilities	3,520,102	1,085,458

Non-current liabilities
Earn-out payable	-	24,245
Total non-current liabilities	-	24,245
Total liabilities	3,520,102	1,109,703

Commitments and Contingencies (See Note 9)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,237,762 and 16,319,878 shares issued and outstanding	22,238	16,320
Equity payable	108,170	108,170
Additional paid-in capital	60,674,285	54,452,697
Accumulated deficit	(51,779,111)	(48,585,200)
Total stockholders' equity (deficit)	9,025,582	5,991,987
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,545,684	$7,101,690

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Revenues	$1,109,891	$1,085,610	$2,013,106	$2,113,603
Cost of revenues	258,340	311,390	519,234	596,012
Gross margin	851,551	774,220	1,493,872	1,517,591

Operating expenses
General and administrative	854,438	787,698	1,984,389	1,320,323
Sales and marketing	954,561	1,435,444	1,895,646	1,798,341
Engineering, research, and development	383,865	157,184	681,798	251,239
Depreciation and amortization	115,881	58,315	183,964	92,129
Total operating expenses	2,308,745	2,438,641	4,745,797	3,462,032

Loss from operations	(1,457,194)	(1,664,421)	(3,251,925)	(1,944,441)

Other income/(expense)
Interest income	171	18	1,902	21
Interest expense	(854)	(4,899,193)	(1,680)	(6,346,553)
Change in fair value of derivative liabilities	27,713	(2,812,048)	57,792	(3,813,598)
Gain (loss) on adjustment in contingent consideration	-	(499,177)	-	(193,465)
Total other income/(expense)	(1,430,164)	(8,210,400)	(3,193,911)	(10,353,595)

Loss before income taxes	(1,430,164)	(9,874,821)	(3,193,911)	(12,298,036)

Income tax expense	-	-	-	-

Net loss	$(1,430,164)	$(9,874,821)	$(3,193,911)	$(12,298,036)

Net loss per share - basic and diluted	$(0.06)	$(1.69)	$(0.16)	$(2.52)

Weighted average number of shares during the period - basic and diluted	22,237,762	5,849,971	19,877,470	4,870,830

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987
Issuance of common stock for financing, net of transaction costs of $435,871	5,413,000	5,413		4,971,717		4,977,130
Issuance of common stock for acquisition	504,884	505		672,000		672,505
Stock based compensation				577,871		577,871
Net loss					(3,193,911)	(3,193,911)
Balance, June 30, 2014	22,237,762	$22,238	$108,170	$60,674,285	$(51,779,111)	$9,025,582

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(3,193,911)	$(12,298,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	35,057	(10,778)
Common stock issued for services	-	18,375
Stock-based compensation	577,871	1,277,794
Depreciation and amortization expense	183,963	92,129
(Gain) loss on adjustment in contingent consideration	-	193,465
Change in fair value of derivative liabilities	(57,792)	3,813,598
Amortization of note discounts	-	6,134,367
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(96,782)	147,184
Other current assets	13,755	(33,733)
Other assets	-	-
Accounts payable	82,690	(84,388)
Accrued interest	1,680	159,132
Accrued and deferred personnel compensation	17,159	25,747
Deferred revenue - related party	-	(35,262)
Deferred revenue and customer deposits	(87,882)	1,926
Other liabilities	(10,016)	119,061
Net cash used in operating activities	(2,534,208)	(479,419)

INVESTING ACTIVITIES
Purchases of equipment	(19,151)	(2,799)
Acquisitions	(2,368,019)	(400,000)
Net cash used in investing activities	(2,387,170)	(402,799)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	-	700,000
Payments on notes payable	-	(1,609,682)
Proceeds from issuance of common stock, net of issuance costs	4,977,130	6,789,685
Net cash provided by financing activities	4,977,130	5,880,003

Net change in cash	55,752	4,997,785
Cash at beginning of period	2,572,685	363
Cash at end of period	$2,628,437	$4,998,148

Supplemental disclosures:
Cash paid during period for :
Interest	$1,680	$51,569
Non-cash investing and financing activities:
Debt discount from derivatives	$-	$4,614,714
Adjustment to derivative liability due to note repayment	$-	$40,511
Adjustment to derivative liability due to note conversion	$-	$10,724,967
Adjustment to derivative liability due to Allonge / ASID conversion	$-	$349,694
Adjustment to derivative liability due to non-employee warrant conversion	$-	$176,555
Issuance of common stock for Boomtext earn-out	$-	$2,210,667
Issuance of common stock for acquisitions	$672,505	$1,218,060
Issuance of note payable for acquisition	$-	$1,365,096
Earn-out payable recorded for acquisition	$2,273,000	$224,000
Conversion of notes payable into common stock	$-	$4,984,720
Conversion of accrued interest into common stock	$-	$369,786
Settlement of working capital asset related to the Boomtext acquisition	$-	$153,317

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014.

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

Revenue Recognition and Concentrations

Our “C4” Mobile Marketing and Customer Relationship Management (CRM) is a hosted solution. We generate revenue from licensing our software to clients in our software as a service (SaaS) model, and is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with no contractual term and is collected by credit card or check. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. We also generate revenue on with per-message and per-minute transactional fees, and customized professional services. We recognize license fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. For our SmartReceipt platform, which is a hosted solution, revenue is principally derived from subscription fees from customers. The subscription fee is billed on a month to month basis with primarily no contractual term and is collected by cash. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the six months ended June 30, 2014 and 2013, one customer accounted for 31% and 30%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2014 and 2013, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six month ended June 30, 2014 and 2013, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3. Acquisitions

SmartReceipt Acquisition

On March 12, 2014, the Company, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with SmartReceipt, Inc., a Delaware corporation (“SmartReceipt”).  The closing of the transactions under the Asset Purchase Agreement took place on March 12, 2014.  Pursuant to the Asset Purchase Agreement, the Company acquired all of the assets of SmartReceipt in exchange for: (1) the Company’s payment at closing of $2.212 million of cash, net of a $150,000 loan made by the Company to SmartReceipt in January 2014; (2) the Company’s issuance of 504,884 shares of its $0.001 par value common stock; and (3) The Company’s earn-out payment of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company at the rate of $1.85 per share, which amount is based on the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

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

The following information presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2014 as if the SmartReceipt acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in stock based compensation expense that had not been valued prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Six Months ended June 30, 2014

	Mobivity	SR	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$2,013,106	$214,139	$-	$2,227,245
Cost of revenues	519,234	54,410	-	573,644
Gross margin	1,493,872	159,729	-	1,653,601

Operating expenses
General and administrative	1,984,389	231,084	4,230 (a)	2,219,703
Sales and marketing	1,895,646	60,077	-	1,955,723
Engineering, research, and development	681,798	139,649	-	821,447
Depreciation and amortization	183,964	403	-	184,367
Total operating expenses	4,745,797	431,213	4,230	5,181,240

Loss from operations	(3,251,925)	(271,484)	(4,230)	(3,527,639)

Other income/(expense)
Interest income	1,902	-	-	1,902
Interest expense	(1,680)	-	-	(1,680)
Change in fair value of derivative liabilities	57,792	-	-	57,792
Total other income/(expense)	58,014	-	-	58,014

Loss before income taxes	(3,193,911)	(271,484)	(4,230)	(3,469,625)

Income tax expense	-	-	-	-

Net loss	$(3,193,911)	$(271,484)	$(4,230)	$(3,469,625)

Net loss per share - basic and diluted	$(0.16)			$(0.17)

Weighted average number of shares during the period - basic and diluted	19,877,470			20,075,519

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

During the year ended December 31, 2013, we adjusted the liabilities assumed in the transaction, in accordance with the asset purchase agreement, from $162,886 to $46,219, which resulted in an increase in additional paid-in capital of $78,000 and a reduction of goodwill of $38,667.

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2014 and December 31, 2013 was $5,999,765 and $3,108,964, respectively. Goodwill at June 30, 2014 includes $2,890,801 recorded as a result an acquisition in March 2014. See Note 3.

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2014 and December 31, 2013:

	Balance at			Balance at
	December 31, 2013	Additions	Amortization	June 30, 2014
Patents and trademarks	$118,098	$-	$(4,573)	$113,525
Customer contracts	541,528	-	(50,064)	491,464
Customer and merchant relationships	-	2,010,000	(61,056)	1,948,944
Trade name	22,391	176,000	(10,190)	188,201
Acquired technology	182,298	260,000	(39,890)	402,408
Non-compete agreement	71,001	-	(14,691)	56,310
	$935,316	$2,446,000	$(180,465)	$3,200,852

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to ten years.

During the six months ended June 30, 2014, the following intangible assets were purchased with the following useful lives:

SmartReceipt, Inc.:
	Fair value	Useful Life
Merchant relationships	$2,010,000	10 years
Trade name	$176,000	10 years
Developed technology	$260,000	10 years

Amortization expense for intangible assets was $114,232 and $56,382 for the three months ended June 30, 2014 and 2013, respectively.

Amortization expense for intangible assets was $180,465 and $88,339 for the six months ended June 30, 2014 and 2013, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2014 is as follows:

Year ending December 31,	Amount
2014	$228,461
2015	462,976
2016	385,038
2017	339,669
2018	333,822
Thereafter	1,450,886
Total	$3,200,852

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

At June 30, 2014 and December 31, 2013, we recorded current derivative liabilities of $48,384 and $106,176, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended June 30, 2014 and 2013 was a loss of $27,713 and a loss of $2,812,048, respectively.

The net change in fair value of the derivative liabilities for the six months ended June 30, 2014 and 2013 was a loss of $57,792 and a loss of $3,813,598, respectively.

The following table presents the derivative liabilities by instrument type as of June 30, 2014 and December 31, 2013:

Derivative Value by Instrument Type	June 30, 2014	December 31, 2013
Common Stock and Warrants	$48,384	$106,176
	$48,384	$106,176

The following table presents details of our derivative liabilities from December 31, 2013 to June 30, 2014:

Balance December 31, 2013	$106,176
Change in fair value of derivative liabilities	(57,792)
Balance June 30, 2014	$48,384

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of notes, common stock and warrants:

·	Stock prices on all measurement dates were based on the fair market value
·	Down round protection is based on the subsequent issuance of common stock at prices less than $1.00 per share and warrants with exercise prices less than $1.00 per share
·	The probability of a future equity financing event triggering the down round protection was estimated at 0%
·	Computed volatility of 97.6% - 115.5%
·	Risk free rate of 0.13% - 0.21%

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

The outstanding balances of the bridge notes at June 30, 2014 and December 31, 2013 were $0 and $0, respectively.

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

The following table presents details of the discounts to our Bridge Notes from December 31, 2012 to June 30, 2014:

	VMCO	ASID	Total
December 31, 2012	$(481,390)	$(1,003,359)	$(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
December 31, 2013	$-	$-	$-
Additions	-	-	-
Amortization	-	-	-
June 30, 2014	$-	$-	$-

During the three months ended June 30, 2014 and 2013, we recorded Bridge Note discount amortization to interest expense of $-0- and $4,764,734, respectively.

During the six months ended June 30, 2014 and 2013, we recorded Bridge Note discount amortization to interest expense of $-0- and $6,099,463, respectively.

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000; interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008.

Accrued interest was $18,623 and $16,943 as of June 30, 2014 and December 31, 2013, respectively. The note is currently past due.

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

As of June 30, 2014 and December 31, 2013, the outstanding balances on the note payable were both $-0-.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of June 30, 2014 and December 31, 2013:

	Notes Payable		Accrued Interest
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	18,623	16,943

Notes payable	20,000	20,000	18,623	16,943

Totals	$20,000	$20,000	$18,623	$16,943

Interest Expense

The following table summarizes interest expense for the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of note discounts	$-	$4,799,638	$-	$6,134,367
Amortization of deferred financing costs	-	-	-	-
Other interest expense	1,680	99,555	854	212,186
	$1,680	$4,899,193	$854	$6,346,553

7.  Stockholders’ Equity (Deficit)

Common Stock

In March 2014 we issued 504,884 shares of common stock as part of the purchase price in the SmartReceipt acquisition which were valued at $672,505 based on the closing market price on the acquisition date, see Note 3.

In March 2014 we issued 5,413,000 units of our securities at a price of $1.00 per unit, for net proceeds of $4,977,130 (gross proceeds of $5,413,000 less financing costs of $435,870).  Each unit consisted of one share of common stock and one warrant with an exercise price of $1.20.

At June 30, 2014, we had 22,237,762 shares of common stock outstanding.

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

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2014:

Options
Outstanding at December 31, 2013	5,672,464
Granted	403,500
Exercised	-
Canceled/forfeited/expired	(495,103)
Outstanding at June 30, 2014	5,580,861

The weighted average exercise price of stock options granted during the period was $1.33 and the related weighted average grant date fair value was $1.20 per share.

On February 27, 2014 the Company granted one employee 180,000 options to purchase shares of Company common stock at the closing price as of February 27, 2014 of $1.40 per share.  The options vest 25% on the first anniversary of grant, then equally in monthly installments thereafter, and are exercisable until February 27, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.26 was $226,800.

On April 2, 2014 the Company granted two employees 200,000 options to purchase shares of Company common stock at the closing price as of April 15, 2014 of $1.32 per share.  The options equally in monthly installments over 48 months, and are exercisable until April 2, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.19 was $238,000.

On April 15, 2014 the Company granted seven employees 18,500 options to purchase shares of Company common stock at the closing price as of April 15, 2014 of $1.44 per share.  The options equally in monthly installments over 48 months, and are exercisable until April 15, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.30 was $24,050.

On April 15, 2014 the Company granted two employees 5,000 options to purchase shares of Company common stock at the closing price as of April 15, 2014 of $1.44 per share.  The options vest 25% on the first anniversary of grant, then equally in monthly installments thereafter, and are exercisable until April 15, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.30 was $6,500.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June30,		Six months ended June 30,
	2014	2013	2014	2013
General and administrative	$197,763	$191,260	$476,663	$276,162
Sales and marketing	46,110	992,039	87,475	999,657
Engineering, research, and development	15,148	993	10,264	1,975
	$259,022	$1,184,292	$574,402	$1,277,794

Valuation Assumptions

An independent valuation expert calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2014 and 2013.

	Six months ended June 30,
	2014	2013
Risk-free interest rate	2.09%	1.23%
Expected life (years)	6.02	5.52
Expected dividend yield	0%	0%
Expected volatility	132.0%	131.9%

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

We recorded stock-based compensation expense of $1,499 in general and administrative expense for the three months ended June 30, 2014.

We recorded stock-based compensation expense of $3,470 in general and administrative expense for the six months ended June 30, 2014.

A summary of non-employee warrant activity from December 31, 2013 to June 30, 2014 is presented below:

Number
Outstanding
Outstanding at December 31, 2013	150, 556
Granted	-
Exercised	-
Canceled/forfeited/expired	(555)
Outstanding at June 30, 2014	150,001

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

In March 2014, we issued warrants for the purchase of 370,686 common stock units at $1.00 per unit to a placement agent in connection with the equity placements.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  At March 31, 2014, the value of the 370,686 warrants was $448,705. As part of the private placement share units issued, 1,353,238 warrants were issued to investors valued at $1,320,569 which expire in 2019.

At June 30, 2014, we have warrants to purchase 7,019,840 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 86,949 shares expire in 2015, warrants to purchase 55,598 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, and warrants to purchase 1,723,935 shares expire in 2019.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$5,999,765	$-
Intangibles, net (non-recurring)	$-	$-	$3,200,851	$-
Derivatives (recurring)	$-	$-	$48,384	$(57,792)
Earn-out payable (non-recurring)	$-	$-	$2,273,000	$-

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

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2013 to June 30, 2014.

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Earn-Out Contingency

We have an earn-out commitment associated with the acquisition of SmartReceipt. The earn-out consists of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company at the rate of $1.85per share, which is based on (the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

As of June 30, 2014, the estimated dollar value of the earn-out payable was $2,273,000. As of June 30, 2014, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

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

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile device applications, using our Web-hosted software solution available to both phones and tablet PCs.  Through our SmartReceipt solution, we enable retailers to market their products and services from their point of sale systems. Through our Web-based software application that dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action. We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Los Angeles Clippers, Dallas Cowboys, Chick-Fil-A, Jamba Juice, and others.

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

The purchase price consisted of (1) $2,368,019 of cash, (2) the Company’s issuance of 504,884 shares of its $0.001 par value common stock; and (3) the Company’s earn-out payment of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company at the rate of $1.85 per share, which is based on the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

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

Private Placement and Conversion of Bridge Notes

In March 2014, the Company conducted a private placement of units of its securities, at $1.00 per unit, with each consisting of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  In the private placement, the Company sold 5,413,000 units for the gross proceeds of $5,413,000.  Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $370,635 in commissions and $78,000 in other fees from the Company.  In addition, for its services as placement agent, the Company issued to EGE warrants to purchase an aggregate of 345,835 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

During June through August of 2013, the Company conducted a private placement of 6,250,000 shares of its common stock at $1.20 per share.  In that private placement, the Company sold 7,500,000 shares of common stock for the gross proceeds of $7,500,000. EGE acted as placement agent and received $439,300 in commissions from and warrants to purchase an aggregate of 605,910 shares of the Company’s common stock, exercisable for a period of five years from the closing date, at an exercise price of $1.20 per share. In connection with that placement, we also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 4,462,089 shares of our common stock at $1.20 per share. We no longer have any Bridge Notes outstanding.

In August 2013, we completed the full amount authorized in the private placement of $7,500,000 by selling the remaining 120,000 shares of our common stock at $1.20 per share and received net proceeds of $107,492.

Results of Operations

Revenues

Revenues for the three months ended June 30, 2014 were $1,109,891, an increase of $24,281, or 2%, compared to the same period in 2013. The net increase is primarily attributable to revenues attributed to Smart Receipt, which we acquired on March 12, 2014. We realized $277,939 of revenue from the acquired SmartReceipt operations during the three months ended June 30, 2014, whereas we had no revenues from the Smart Receipt operations during the prior year period.  This increase was offset by a decrease in revenues in the amount of $242,869 from large enterprise accounts and non-recurring or one-time events. Revenues from subscriber based licensing have continued to be affected by the new regulation put in place under the Telephone Consumer Protection Act in October, 2013, with the current quarter experiencing a decrease of $14,642, or 1% as compared to the same period in 2013.

Revenues for the six months ended June 30, 2014 were $2,013,106, a decrease of $100,497, or 5%, compared to the same period in 2013. The net decrease is primarily attributable to a decrease in revenues from large enterprise accounts and non-recurring or one-time events in the amount of $415,491.  Revenues from subscriber based licensing have continued to be affected by the new regulation put in place under the Telephone Consumer Protection Act in October, 2013, with the current quarter experiencing a decrease of $25,423, or 1% as compared to the same period in 2013. This decrease was offset by our realization of $336,359 of revenue from our Smart Receipt operations from the date of acquisition (March 12, 2014) to June 30, 2014.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 was $258,340, a decrease of $53,050, or 17%, compared to the same period in 2013.   This decrease is primarily attributable to lower SMS fees, IVR Fees, sales commissions, and credit card merchant fees.  SMS fees decreased 8% to $75,845 as compared to same period in 2013 due to further reduction in negotiated volume discount and reduced overall SMS volume.  IVR Costs declined 4% to $17,788 due to reduced IVR projects within our Enterprise /non-recurring and one-time events. Sales commissions decreased 9% to $37,043 due to reduced large enterprise and non-recurring revenues, a smaller outside sales team, and other minor factors. Merchant fees declined 0.5% to $6,497 due to reduced merchant fee rates and a larger percentage of customer revenue paid by check.

Cost of revenues for the six months ended June 30, 2014 was $519,234, a decrease of $76,778, or 13%, compared to the same period in 2013.   This decrease is primarily attributable to lower SMS fees, sales commissions, and credit card merchant fees.  SMS fees decreased 9% to $150,486 as compared to same period in 2013 due to further reduction in negotiated volume discount and reduced overall SMS volume.  Sales commissions decreased 8% to $82,005 due to reduced large enterprise and non-recurring revenues, a smaller outside sales team.  Merchant fees declined 1.3% to $14,564 due to reduced merchant fee rates and a larger percentage of customer revenue paid by check.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $66,741, or 8%, during the three months ended June 30, 2014 compared to the same period in 2013. The increase in general and administrative expense was primarily due to increased personnel expenses, share based compensation, and facilities expenses related to acquisition of SmartReciept.  Personnel related expenses increased $25,498, and share based compensation increased $10,373, due to increased management and support headcount as compared to the same period in 2013.  Facilities expenses related to the acquisition of Smart Receipt offices were $23,865.

General and administrative expenses increased $664,065, or 50%, during the six months ended June 30, 2014 compared to the same period in 2013. The increase in general and administrative expense was primarily due to increased personnel expenses, share based compensation, and one-time non-capitalizable expenses related to acquisition of SmartReciept.  Personnel related expenses increased $198,580, and share based compensation increased $185,595, due to increased management and support headcount as compared to the same period in 2013.  One-time costs associated with auditing, consulting, and some legal fees for the SmartReceipt acquisition were $185,000.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses decreased $480,883, or 34%, during the three months ended June 30, 2014 compared to the same period in 2013.  The decrease was primarily due to lower share based compensation expenses, offset by higher payroll and travel expenses resulting from increase in sales personnel as compared to the same period in 2013.  During the three months ended June 30, 2014, share based compensation decreased $944,526, personnel costs increased $358,274, and sales related travel & entertainment expenses increased $83,442 over the prior year period.

Sales and marketing expenses increased $97,305, or 5%, during the six months ended June 30, 2014 compared to the same period in 2013.  The increase was primarily due to higher payroll and travel expenses resulting from increase in sales personnel, partially offset by lower share based compensation expenses.  During the six months ended June 30, 2014, share based compensation decreased $885,811, personnel costs increased $623,934, and sales related travel & entertainment expenses increased $204,150 compared to the prior year period.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.  Depreciation and amortization expense increased $57,566, or 99%, during the three months ended June 30, 2014 compared to the same period in 2013.  Depreciation and amortization expense increased $91,835, or 100%, during the six months ended June 30, 2014 compared to the same period in 2013.  The amortizable base of our intangible assets was higher in the 2014 periods than the 2013 periods because of the acquisitions we recorded in May 2013 and March 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.  Interest expense decreased $4,898,340, or 100%, during the three months ended June 30, 2014 compared to the same period in 2013.   Interest expense decreased $6,344,873, or 100%, during the six months ended June 30, 2014 compared to the same period in 2013.  We converted substantially all of our debt into equity in June 2013.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2014 and 2013 was a loss of $27,713 and a gain of $2,812,048, respectively.

The change in fair value of derivative liabilities for the six months ended June 30, 2014 and 2013 was a loss of $57,792 and a gain of $3,813,598, respectively.

The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  The conversion of convertible notes payable into common shares in June 2013, reducing the number of warrants subject to derivative liability treatment, significantly reduced our ongoing exposure to derivative liability valuation adjustments.

Liquidity and Capital Resources

As of June 30, 2014, we had current assets of $3,258,851, including $2,628,437 in cash, and current liabilities of $3,520,102, resulting in working capital of $(261,251).  Current liabilities as of June 30, 2014 included an estimated earn-out in the amount of $2,273,000 and derivative liabilities in the amount of $48,384, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of June 30, 2014 in the amount of  $2,060,133.

As of the date of this report, we believe we have working capital on hand to fund our current level of operations through at least the next 6 months.  However, there can be no assurance that we will not require additional capital within the next 6 months.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Period ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(2,534,208)	$(479,419)
Investing activities	(2,387,170)	(402,799)
Financing activities	4,977,130	5,880,003
Net change in cash	$55,752	$4,997,785

Investing Activities

Investing activities during the six months ended June 30, 2014 include $2,368,019 in cash consideration used in our acquisitions during the period.

Financing Activities

Financing activities for the six months ended June 30, 2014 include net proceeds from the sale of common stock units of $4,977,130.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of June 30, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: August 14, 2014	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)