Form 10-Q
period 2014-09-30
MOBIVITY HOLDINGS CORP.
filed 2014-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the registrant had 22,748,193 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information
Item 1.    Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets
Cash	$1,773,122	$2,572,685
Accounts receivable, net of allowance for doubtful accounts of $125,048 and $65,975, respectively	353,459	280,667
Other current assets	119,336	140,114
Total current assets	2,245,917	2,993,466

Goodwill	5,999,765	3,108,964
Intangible assets, net	3,086,620	935,316
Other assets	98,142	63,944
TOTAL ASSETS	$11,430,444	$7,101,690

LIABILITIES AND STOCKHOLDERS' EQUITY)
Current liabilities
Accounts payable	$487,852	$543,648
Accrued interest	19,505	16,943
Accrued and deferred personnel compensation	230,716	191,041
Deferred revenue and customer deposits	188,574	136,523
Notes payable	20,000	20,000
Derivative liabilities	50,738	106,176
Other current liabilities	22,447	36,372
Earn-out payable	2,332,000	34,755
Total current liabilities	3,351,832	1,085,458

Non-current liabilities
Earn-out payable	-	24,245
Total non-current liabilities	-	24,245
Total liabilities	3,351,832	1,109,703

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,237,762 and 16,319,878 shares issued and outstanding	22,238	16,320
Equity payable	307,745	108,170
Additional paid-in capital	60,965,807	54,452,697
Accumulated deficit	(53,217,178)	(48,585,200)
Total stockholders' equity	8,078,612	5,991,987
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,430,444	$7,101,690

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Revenues	$1,044,254	$1,035,952	$3,057,360	$3,149,555
Cost of revenues	272,252	268,507	791,486	864,519
Gross margin	772,002	767,445	2,265,874	2,285,036

Operating expenses
General and administrative	916,322	1,324,354	2,900,711	2,644,678
Sales and marketing	828,333	1,491,563	2,723,979	3,289,904
Engineering, research, and development	344,322	214,374	1,026,120	465,614
Depreciation and amortization	116,309	89,133	300,273	181,262
Total operating expenses	2,205,286	3,119,424	6,951,083	6,581,458

Loss from operations	(1,433,284)	(2,351,979)	(4,685,209)	(4,296,422)

Other income/(expense)
Interest income	132	385	2,034	406
Interest expense	(883)	(807)	(2,563)	(6,347,360)
Change in fair value of derivative liabilities	(2,354)	(51,913)	55,438	(3,865,511)
Gain (loss) on adjustment in contingent consideration	-	-	-	(193,464)
Total other income/(expense)	(3,105)	(52,335)	54,909	(10,405,929)

Loss before income taxes	(1,436,389)	(2,404,314)	(4,630,300)	(14,702,351)

Income tax expense	(1,678)	-	(1,678)	-

Net loss	$(1,438,067)	$(2,404,314)	$(4,631,978)	$(14,702,351)

Net loss per share - basic and diluted	$(0.06)	$(0.15)	$(0.22)	$(1.69)

Weighted average number of shares during the period - basic and diluted	22,237,762	16,215,030	20,672,880	8,707,839

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987
Issuance of common stock for financing, net of transaction costs of $435,871	5,413,000	5,413		4,971,717		4,977,130
Issuance of common stock for acquisition	504,884	505		672,000		672,505
Stock based compensation			199,575	869,393		1,068,968
Net loss					(4,631,978)	(4,631,978)
Balance, September 30, 2014	22,237,762	$22,238	$307,475	$60,965,807	$(53,217,178)	$8,078,612

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(4,631,978)	$(14,702,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	37,687	10,843
Common stock payable for services	199,575	86,006
Stock-based compensation	869,394	2,349,832
Depreciation and amortization expense	300,273	181,262
(Gain) loss on adjustment in contingent consideration	-	193,465
Change in fair value of derivative liabilities	(55,438)	3,865,511
Amortization of note discounts	-	6,134,367
Increase (decrease) in cash resulting from changes in:
Accounts receivable	51,185	(71,125)
Other current assets	20,778	(88,091)
Other assets	(8,290)	27,999
Accounts payable	(55,797)	624
Accrued interest	2,562	64,535
Accrued and deferred personnel compensation	39,675	(90,795)
Deferred revenue - related party	-	(35,262)
Deferred revenue and customer deposits	(139,510)	(8,309)
Other liabilities	(13,925)	(3,325)
Net cash used in operating activities	(3,383,809)	(2,084,814)

INVESTING ACTIVITIES
Purchases of equipment	(24,865)	(2,799)
Acquisitions	(2,368,019)	(400,000)
Net cash used in investing activities	(2,392,884)	(402,799)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	-	700,000
Payments on notes payable	-	(1,609,682)
Proceeds from issuance of common stock, net of issuance costs	4,977,130	6,897,177
Net cash provided by financing activities	4,977,130	5,987,495

Net change in cash	(799,563)	3,499,882
Cash at beginning of period	2,572,685	363
Cash at end of period	$1,773,122	$3,500,245

Supplemental disclosures:
Cash paid during period for :
Interest	$2,563	$146,973
Non-cash investing and financing activities:
Debt discount from derivatives	$-	$4,614,714
Adjustment to derivative liability due to note repayment	$-	$40,511
Adjustment to derivative liability due to note conversion	$-	$10,726,967
Adjustment to derivative liability due to Allonge / ASID conversion	$-	$349,694
Adjustment to derivative liability due to non-employee warrant conversion	$-	$176,555
Issuance of common stock for Boomtext earn-out	$-	$2,210,667
Issuance of common stock for acquisitions	$672,505	$1,296,060
Issuance of common stock for cashless exercise of warrants	$-	$23,904
Issuance of common stock for accrued bonus	$-	$37,000
Issuance of note payable for acquisition	$-	$1,365,096
Earn-out payable recorded for acquisition	$2,273,000	$224,000
Conversion of notes payable into common stock	$-	$4,984,720
Conversion of accrued interest into common stock	$-	$369,786
Settlement of working capital asset related to the Boomtext acquisition	$-	$153,317

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014.

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

During the nine months ended September 30, 2014 and 2013, one customer accounted for 22% and 32%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2014 and 2013, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2014 and 2013, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

The following information presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2014 as if the SmartReceipt acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in stock based compensation expense that had not been valued prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2014
	Mobivity	SR	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$3,057,360	$214,139	$-	$3,271,499
Cost of revenues	791,486	54,410	-	845,896
Gross margin	2,265,874	159,729	-	2,425,603

Operating expenses
General and administrative	2,900,711	231,084	4,230 (a)	3,136,025
Sales and marketing	2,723,979	60,077	-	2,784,056
Engineering, research, and development	1,026,120	139,649	-	1,165,769
Depreciation and amortization	300,273	403	-	300,676
Total operating expenses	6,951,083	431,213	4,230	7,386,526

Loss from operations	(4,685,209)	(271,484)	(4,230)	(4,960,923)

Other income/(expense)
Interest income	2,034	-	-	2,034
Interest expense	(2,563)	-	-	(2,563)
Change in fair value of derivative liabilities	55,438	-	-	55,438
Total other income/(expense)	54,909	-	-	54,909

Loss before income taxes	(4,630,300)	(271,484)	(4,230)	(4,906,014)

Income tax expense	(1,678)	-	-	(1,678)

Net loss	$(4,631,978)	$(271,484)	$(4,230)	$(4,907,692)

Net loss per share - basic and diluted	$(0.22)			$(0.24)

Weighted average number of shares during the period - basic and diluted	20,672,880			20,299,303

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

Sequence Acquisition

In May 2013, the Company acquired certain assets of Sequence, LLC (“Sequence”) pursuant to an asset purchase agreement. Pursuant to the asset purchase agreement, we acquired all application software, URL’s, websites, trademarks, brands, customers and customer lists from Sequence. We assumed no liabilities of Sequence.

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

Front Door Insights Acquisition

In May 2013, the Company acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”), pursuant to an asset purchase agreement. The assets and liabilities acquired from FDI consisted of cash on hand, accounts receivable, all rights under all contracts other than excluded contracts, prepaid expenses, all technology and intellectual property rights, accounts payable, and obligations under a commercial lease.

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2014 and December 31, 2013 was $5,999,765 and $3,108,964, respectively. Goodwill at September 30, 2014 includes $2,890,801 recorded as a result an acquisition in March 2014. See Note 3.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2014 and December 31, 2013:

	Balance at			Balance at
	December 31, 2013	Additions	Amortization	September 30, 2014
Patents and trademarks	$118,098	$-	$(6,859)	$111,239
Customer contracts	541,528	-	(75,097)	466,431
Customer and merchant relationships	-	2,010,000	(111,306)	1,898,694
Trade name	22,391	176,000	(17,012)	181,379
Acquired technology	182,298	260,000	(62,386)	379,912
Non-compete agreement	71,001	-	(22,036)	48,965
	$935,316	$2,446,000	$(294,696)	$3,086,620

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to ten years.

During the nine months ended September 30, 2014, the following intangible assets were purchased with the following useful lives:

SmartReceipt, Inc.:
	Fair value	Useful Life
Merchant relationships	$2,010,000	10 years
Trade name	$176,000	10 years
Developed technology	$260,000	10 years

Amortization expense for intangible assets was $114,228 and $87,081 for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense for intangible assets was $294,696 and $175,420 for the nine months ended September 30, 2014 and 2013, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2014 is as follows:

Year ending December 31,	Amount
2014	$114,232
2015	462,987
2016	385,026
2017	339,669
2018	333,820
Thereafter	1,450,886
Total	$3,086,620

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

At September 30, 2014 and December 31, 2013, we recorded current derivative liabilities of $50,738 and $106,176, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended September 30, 2014 and 2013 was a gain of $2,354 and a gain of $51,913, respectively.

The net change in fair value of the derivative liabilities for the nine months ended September 30, 2014 and 2013 was a loss of $55,438 and a gain of $3,865,511, respectively.

The following table presents the derivative liabilities by instrument type as of September 30, 2014 and December 31, 2013:

Derivative Value by Instrument Type	September 30, 2014	December 31, 2013
Common Stock and Warrants	$50,738	$106,176
	$50,738	$106,176

The following table presents details of our derivative liabilities from December 31, 2013 to September 30, 2014:

Balance December 31, 2013	$106,176
Change in fair value of derivative liabilities	(55,438)
Balance September 30, 2014	$50,738

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

The outstanding balances of the bridge notes at September 30, 2014 and December 31, 2013 were $0 and $0, respectively.

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

In March 2012 and April 2012, we issued additional Bridge Notes in the aggregate principal amount of $220,100 with a due date of May 2, 2012. In May 2012, these notes were cancelled and converted into new Bridge Notes discussed below.

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

The following table presents details of the discounts to our Bridge Notes from December 31, 2012 to September 30, 2014:

	VMCO	ASID	Total
December 31, 2012	$(481,390)	$(1,003,359)	$(1,484,749)
Additions	(1,936,191)	(2,678,523)	(4,614,714)
Amortization	2,417,581	3,681,882	6,099,463
December 31, 2013	$-	$-	$-
Additions	-	-	-
Amortization	-	-	-
September 30, 2014	$-	$-	$-

During the three months ended September 30, 2014 and 2013, we recorded Bridge Note discount amortization to interest expense of $-0- and $-0-, respectively.

During the nine months ended September 30, 2014 and 2013, we recorded Bridge Note discount amortization to interest expense of $-0- and $6,099,463, respectively.

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000; interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008.

Accrued interest was $19,505 and $16,943 as of September 30, 2014 and December 31, 2013, respectively. The note is currently past due.

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

As of September 30, 2014 and December 31, 2013, the outstanding balances on the note payable were both $0.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of September 30, 2014 and December 31, 2013:

	Notes Payable		Accrued Interest
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008. Currently past due.	20,000	20,000	19,505	16,943

Notes payable	20,000	20,000	19,505	16,943

Totals	$20,000	$20,000	$19,505	$16,943

Interest Expense

The following table summarizes interest expense for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of note discounts	$-	$-	$-	$6,134,367
Amortization of deferred financing costs	-	-	-	-
Other interest expense	883	807	2,563	212,993
	$883	$807	$2,563	$6,347,360

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

At September 30, 2014, we had 22,237,762 shares of common stock outstanding.

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

In July 2014 we recorded a common stock payable of $199,575 related to Restricted Stock Units as compensation to non-exectutive directors.  The grants were intended as compensation to non-executive directors for the calendar year 2014, or proportional service thereof.  The number of shares was arrived at by dividing $65,000 intended for full year compensation divided by the closing stock price on date of grant, or $1.15.  One director was granted an additional 25% in Restricted Stock Units for service as Lead Director for calendar year 2014.  All of the Restricted Stock units vest as follows:  50% on date of grant, July 17th, 25% on September 30, 2014, and 25% on December 31, 2014, subject to director’s continued service on the Board through each vesting date.  The distribution of these shares will be the earlier of a date chosen by each director as drafted into the RSU agreement, a change in control of the Corporation, or the departure of the director from the Board.  The total grant was 231,931 units, of which 75% or 173,543 are vested as of the quarter ended September 30, 2014.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2014:

Options
Outstanding at December 31, 2013	5,672,464
Granted	898,500
Exercised	-
Canceled/forfeited/expired	(905,933)
Outstanding at September 30, 2014	5,665,031

The weighted average exercise price of stock options granted during the period was $1.02 and the related weighted average grant date fair value was $0.92 per share.

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

On August 11, 2014 the Company granted five employees 312,500 options to purchase shares of the Company common stock at the closing price as of August 11, 2014 of $0.94 per share.  The options vest 25% on the first anniversary of grant, then equally in monthly installments thereafter, and are exercisable until August 11, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.85 was $265,625.

On September 29, 2014 the Company granted seven employees 182,500 options to purchase shares of the Company common stock at the closing price as of September 29, 2014 of $1.15 per share.  The options vest 25% on the first anniversary of grant, then equally in monthly installments thereafter, and are exercisable until September 29, 2024.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.04 was $189,800.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
General and administrative	$311,047	$386,347	$925,383	$662,509
Sales and marketing	29,258	656,396	116,733	1,656,052
Engineering, research, and development	16,588	3,081	26,852	5,056
	$356,892	$1,045,824	$1,068,968	$2,323,618

Valuation Assumptions

An independent valuation expert calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.97%	1.27%
Expected life (years)	6.08	5.57
Expected dividend yield	0%	0%
Expected volatility	132.0%	131.89%

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

We recorded stock-based compensation expense of $1,155 in general and administrative expense for the three months ended September 30, 2014.

We recorded stock-based compensation expense of $4,625 in general and administrative expense for the nine months ended September 30, 2014.

A summary of non-employee warrant activity from December 31, 2013 to September 30, 2014 is presented below:

Number
Outstanding
Outstanding at December 31, 2013	150,556
Granted	-
Exercised	-
Canceled/forfeited/expired	(555)
Outstanding at September 30, 2014	150,001

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

At September 30, 2014, we have warrants to purchase 7,112,499 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 86,949 shares expire in 2015, warrants to purchase 55,598 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, and warrants to purchase 1,903,543 shares expire in 2019.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$5,999,765	$-
Intangibles, net (non-recurring)	$-	$-	$3,200,851	$-
Derivatives (recurring)	$-	$-	$50,738	$(55,438)
Earn-out payable (non-recurring)	$-	$-	$2,273,000	$-

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

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2013 to September 30, 2014.

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

As of September 30, 2014, the estimated dollar value of the earn-out payable was $2,273,000. As of September 30, 2014, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

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

11. Subsequent Events

In October 2014 we issued 300,000 shares to Del Mar Consulting Group, and 200,000 shares to Alex Partners LLC as compensation for contracted investor relations services.

In October 2014 we issued 10,431 shares to Lytham Partners as compensation for contracted investor relations services.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenues

Revenues for the three months ended September 30, 2014 were $1,044,254, an increase of $8,302, or 1%, compared to the same period in 2013. The net increase is primarily attributable to revenues attributed to Smart Receipt, which we acquired on March 12, 2014. Revenues from indirect sales increased $36,644, or 52%, as compared to the same period in 2013, due to incremental subscription gains by our reseller clients.  We realized $220,651 of revenue from the acquired SmartReceipt operations during the three months ended September 30, 2014, whereas we had no revenues from the Smart Receipt operations during the prior year period.  These increases were offset by a decrease in revenues in the amount of $144,271, 63%, from large enterprise accounts and non-recurring or one-time events. Revenues from subscription based licensing have continued to be affected by the new regulation put in place under the Telephone Consumer Protection Act in October, 2013, with the current quarter experiencing a decrease of $133,049, or 18% as compared to the same period in 2013.

Revenues for the nine months ended September 30, 2014 were $3,057,360, a decrease of $92,195, or 3%, compared to the same period in 2013. The net decrease is primarily attributable to a decrease in revenues from large enterprise accounts and non-recurring or one-time events in the amount of $559,862, or 58%.  This decrease is due to decreased focus on enterprise accounts and non-recurring one-time events lines of business.  Revenues from subscriber based licensing have continued to be affected by the new regulation put in place under the Telephone Consumer Protection Act in October, 2013, with the current year experiencing a decrease of $354,946 or 17% as compared to the same period in 2013. This decrease was offset by our realization of $557,046 of revenue from our SmartReceipt operations from the date of acquisition (March 12, 2014) to September 30, 2014.  We also recognized an increase in revenue from indirect sales of $233,119, or 254%, due to the contracts from our acquisition of Front Door Insights in May, 2013.  This revenue increased in average monthly billing, and also by having nine months of revenues in 2014 as compared to five months of revenue in the same period in 2013.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 were $272,252, an increase of $3,745, or 1%, compared to the same period in 2013.   This increase is due to higher server costs and higher commissions, offset by lower SMS fees, shortcode fees, and credit card merchant fees.  Server costs and application expenses increased 81% to $79,596 due primarily to higher server bandwidth costs to accommodate the SmartReceipt.  Sales commissions increased 163% to $40,420 due to additional sales personnel hired and commission paid on new sales.  SMS fees decreased 25% to $79,890 as compared to same period in 2013 due to further reduction in negotiated volume discount.  Shortcode fees declined 21% to $10,982 due to consolidation of codes and cancellation of unneeded codes.  Merchant fees declined 27% to $5,632 due to reduced merchant fee rates from switching providers, and a larger percentage of customer revenue paid by check.

Cost of revenues for the nine months ended September 30, 2014 were $791,486, a decrease of $73,033, or 8%, compared to the same period in 2013.   This decrease is primarily attributable to lower SMS fees, sales commissions, and credit card merchant fees, offset by higher server costs.  SMS fees decreased 26% to $230,376 as compared to same period in 2013 due to further reduction in negotiated volume discount.  Sales commissions decreased 5% to $116,274 due to reduced large enterprise and non-recurring revenues.  Merchant fees declined 34% to $20,195 due to reduced merchant fee rates from switching providers, and a larger percentage of customer revenue paid by check. Server costs and application fees increased 68% to $203,761 due primarily to higher server bandwidth costs to accommodate the SmartReceipt.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses decrease $408,032, or 31%, during the three months ended September 30, 2014 compared to the same period in 2013. The decrease in general and administrative expense was primarily due to decreased personnel expenses, share based compensation, legal fees, and travel and entertainment.  Personnel related expenses decreased $94,718, and share based compensation decreased $34,940, due to decreased management and support headcount as compared to the same period in 2013 and stock options issued during the same period in 2013.  Legal fees decreased $241,813 due to lower legal costs associated with our business activities during the period.  Travel and entertainment costs decreased $19,434 due to reduced headcount and travel requirements as compared to the same period in 2013.

General and administrative expenses increased $256,033, or 10%, during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in general and administrative expense was primarily due to increased personnel expenses, share based compensation, rent/facilities expense, and one-time non-capital expenses related to acquisition of SmartReceipt.  These increases were offset by decreases in consulting and professional fees.  Personnel related expenses increased $88,493, and share based compensation increased $150,655, due to increased management and support headcount as compared to the same period in 2013.  Rent and facilities costs increased $66,489 due to the additional facility assumed upon the SmartReceipt acquisition.  One-time costs associated with auditing, consulting, and some legal fees for the SmartReceipt acquisition were $77,989.  Consulting fees decreased by $55,888 primarily due to prior year utilization of consultants for operations management and accounting, and professional fees decreased by $22,788 due to reduced expenses incurred for SEC fees, filing fees, and transfer agent fees.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses decreased $663,230, or 44%, during the three months ended September 30, 2014 compared to the same period in 2013.  The decrease was primarily due to lower share based compensation expenses, travel and entertainment costs, offset by higher personnel and trade show related expenses.  During the three months ended September 30, 2014, share based compensation decreased $627,137, and sales related travel & entertainment expenses decreased $74,020 over the prior year period.  Personnel related expenses increased $17,320 primarily due to relocation bonuses granted during the current period.  Trade show related expenses increased $18,155 due to higher show attendance as compared to the prior period in 2013.

Sales and marketing expenses decreased $565,925, or 17%, during the nine months ended September 30, 2014 compared to the same period in 2013.  The decrease was primarily due to lower share based compensation expense, offset by higher payroll, trade show, and travel expenses.  During the nine months ended September 30, 2014, share based compensation decreased $1,539,319 due primarily to partially vested stock options granted during the same period in 2013.  Personnel costs increased $843,025, primarily due to a full nine months expense of management and sales head count hired in mid 2013.  Trade show expenses increased $49,908 due to higher activity as compared to the same period in 2013. Sales related travel and entertainment expenses increased $75,975 due to additional travel requirements as compared to the same period in 2013.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $129,947, or 61%, during the three months ended September 30, 2014 compared to the same period in 2013.  The increase was primarily due to higher personnel related costs.  During the three months ended September 30, 2014, personnel related expenses increased $125,035 due primarily to the addition of internal headcount and resources acquired during the acquisition of SmartReceipt.

Engineering, research & development expenses increased $560,505, or 120%, during the nine months ended September 30, 2014 compared to the same period in 2013.  The increase was primarily due to higher personnel related costs, hardware, and travel expenses.  During the nine months ended September 30, 2014, personnel related expenses increased $526,871, hardware costs increased $12,322, and travel increased $14,679 due primarily to the addition of internal headcount and resources acquired during the acquisition of SmartReceipt.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.  Depreciation and amortization expense increased $27,176, or 30%, during the three months ended September 30, 2014 compared to the same period in 2013.  Depreciation and amortization expense increased $119,011, or 66%, during the nine months ended September 30, 2014 compared to the same period in 2013.  The amortizable base of our intangible assets was higher in the 2014 periods than the 2013 periods because of the acquisitions we recorded in May 2013 and March 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.  Interest expense decreased $76, or 9%, during the three months ended September 30, 2014 compared to the same period in 2013.   Interest expense decreased $6,344,797, or 100%, during the nine months ended September 30, 2014 compared to the same period in 2013.  We converted substantially all of our debt into equity in June 2013.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2014 and 2013 was a gain of $2,354 and a gain of $51,913, respectively.

The change in fair value of derivative liabilities for the nine months ended September 30, 2014 and 2013 was a loss of $55,438 and a gain of $3,865,511, respectively.

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

Liquidity and Capital Resources

As of September 30, 2014, we had current assets of $2,245,917, including $1,773,122 in cash, and current liabilities of $3,351,832, resulting in a working capital deficit of $(1,105,915).  Current liabilities as of September 30, 2014 included estimated earn-outs in the amount of $2,332,000 and derivative liabilities in the amount of $50,738, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of September 30, 2014 in the amount of $1,276,823.

As of the date of this report, we believe we have working capital on hand to fund our current level of operations through at least the next six months.  However, there can be no assurance that we will not require additional capital within the next six months.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Period ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(3,383,809)	$(2,084,814)
Investing activities	(2,392,884)	(402,799)
Financing activities	4,977,130	5,987,495
Net change in cash	$(799,563)	$3,499,882

Investing Activities

Investing activities during the nine months ended September 30, 2014 include $2,368,019 in cash consideration used in our acquisitions during the period.

Financing Activities

Financing activities for the nine months ended September 30, 2014 include net proceeds from the sale of common stock units of $4,977,130.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of September 30, 2014 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: November 14, 2014	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Timothy Schatz
Timothy Schatz
Chief Financial Officer (Principal Accounting Officer)