Form 10-K
period 2014-12-31
MOBIVITY HOLDINGS CORP.
filed 2015-03-31
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 000-53851

Mobivity Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

58 West Buffalo St, #200
Chandler, AZ 85225
 (Address of Principal Executive Offices and Zip Code)

(877) 282-7660
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $22,622,724.

As of March 26, 2015, the registrant had 27,864,078 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2014

-i-

EXPLANATORY NOTE

On November 12, 2013, the Company effected a 1 for 6 reverse stock split of its outstanding shares of common stock and reduced its authorized common stock to 50,000,000 shares. All historical share and share price information have been adjusted to give effect to the reverse stock split.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in Item 1.A – “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Part I

Item 1.	Business

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns.  Our proprietary platforms, consisting of software available to phones, tablets PCs, and Point of Sale (POS) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ via mobile phones, mobile smartphone applications, and dynamically printed receipt content.  We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as the Sonic Drive-In, Subway, Jamba Juice, Chick-Fil-A, and others.

Mobile phone users represent a large and captive audience. While televisions, radios, and even PCs are often shared by multiple consumers, mobile phones are personal devices representing a unique and individual address to the end user. We believe that the future of digital media will be significantly influenced by mobile phones where a direct, personal conversation can be had with the world’s largest target audience. According to a report published by comScore in January 2014, more U.S. Internet users accessed the Internet through mobile devices than through PCs. Additionally, consumers now spend more time using the mobile Internet on smartphones than using the Internet via PCs according to the 2014 Digital Consumer Report published by Nielsen.

Our “C4” Mobile Marketing and customer relationship management platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service, or SMS, multi-media messaging, smartphone application development and interactive voice response interactions, all of which are facilitated via a set of graphical user interfaces operated from any Web browser.

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

Our “SmartReceipt” solution enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system. SmartReceipt is a software application that is installed on the POS, or directly onto receipt printer platforms, such as Epson’s OmniLink product, which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action, such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our SmartReceipt solution is fully integratable with our C4 platform and allows our customers to print SMS marketing or Stampt mobile application calls-to-action on receipts.

We also offer our clients reporting and analytics capabilities through the C4 solution which allows our clients to assess and optimize their mobile marketing and SmartReceipt campaigns. . Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s SMS mobile marketing campaign. Once the consumer has subscribed to our customer’s SMS mobile marketing campaign, our C4 Web-based software solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

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

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (SaaS) product that connects consumers to merchants and brands. The key elements to our strategy are:

●
Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary “SmartReceipt” receipt intercept technology. Several years of development went into designing SmartReceipt such that the process of intercepting receipt data and controlling the receipt printer is scalable, portable to a wide variety of POS platforms, and does not impact the print speed of other performance characteristics of a typical receipt printer. Furthermore, we believe the transmission of receipt data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our C4 SMS text messaging platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage.  With more than seven years of development, we believe that our C4 platform operates SMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS text messaging transactional volume necessary to support our goal of several thousand end users. Additionally, our C4 platform supports interactive voice response, or, capabilities that we believe are unique to our solution and will allow Mobivity to deliver additional capabilities beyond SMS text messaging that will be unique and valuable to the marketplace. Our C4 platform also provides features that allow our customers to manage their Stampt mobile device application in conjunction with SMS text messaging campaigns, which we believe is a unique combination of both SMS text messaging and mobile device application management.

●
Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to increase significantly our investments in sales and customer support resources tailored to selling to customers that operate franchise brands.

●
Acquire complementary businesses and technologies.We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology.  We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong pipeline and growth prospects; (3) break-even or positive cash flow; (4) opportunities for substantial expense reductions through integration into our platform; (5) strong sales teams; and (6) technology and services that further build out and differentiate our platform.  Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.

●
Build our intellectual property portfolio. We currently have five issued patents that we believe have significant potential application in the mobile marketing industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Company Background

Mobivity Holdings Corp., a Nevada corporation, formerly Ares Ventures Corporation, was an exploration stage company with no revenues and a limited operating history until November 2010.

Share Exchange

On November 2, 2010, we completed the acquisition of CommerceTel, Inc. (currently known as Mobivity, Inc.), in exchange for 1,666,667 shares of our common stock.  Our current operations are conducted entirely by Mobivity, Inc.

In anticipation of the transaction, effective October 5, 2010, we changed our name from Ares Ventures Corporation to CommerceTel Corporation.  In June, 2012, we changed our name to Mobivity Holdings Corp. in conjunction with a company-wide rebranding.

Txtstation Acquisition

In April 2011, we acquired substantially all of the assets of the Txtstation interactive mobile marketing platform and services business from Adsparq Limited.  The purchase price for the acquisition was 354,167 shares of our common stock and $300,000 in cash.

In connection with the transaction, we also issued 50,000 shares of our common stock to the controlling stockholder of Adsparq in consideration of certain indemnification obligations and other agreements.

Mobivity Acquisition

In April 2011, we acquired from Mobivity, LLC and Mobile Visions, Inc. the assets of their Mobivity interactive mobile marketing platform and services business.

The purchase price for the acquisition was 166,667 shares of our common stock, $64,969 in cash paid at closing and our secured subordinated promissory note in the principal amount of $606,054.

BoomText Acquisition

In August 2011, we acquired from Digimark, LLC substantially all of the assets of its BoomText interactive mobile marketing services business in consideration of:  (1) 86,590 shares of our common stock; (2) $120,514 in cash; (3) our promissory notes in the aggregate principal amount of $369,658, which were paid in full in 2012 and 2013; and (4) an earn-out payment (payable 20 months after closing of the transaction) of a number of shares of our common stock equal to (a) 1.5, multiplied by our net revenue from acquired customers and customer prospects for the twelve-month period beginning six months after the closing date, divided by (b) the average of the volume-weighted average trading prices of our common stock for the 25 trading days immediately preceding the earn-out payment (subject to a collar of $8.94 and $12.06 per share).

The final value of the earn-out of $2,210,667 was settled in 2013 through the issuance of 247,279 shares of our common stock.

Front Door Insights, LLC Acquisition

In May 2013, we acquired certain assets of Front Door Insights, LLC in exchange for: (1) $100,000 in cash; (2) our promissory note in the principal amount of $1,400,000; and (3) 1,166,667 shares of our common stock valued, based on the closing price of our common stock on May 20, 2012, at $1,034,310. The promissory note was paid in 2013.
Sequence Acquisition

In May 2013, we acquired the assets of Sequence, LLC related to a its Stampt product, a mobile customer loyalty application, in exchange for: (1) $300,000 in cash; (2) 125,000 shares of our common stock valued, based on the closing price of our common stock on May 13, 2012, at $183,750; and our agreements to pay 24 monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent.

Smart Receipt Acquisition

In March 2014, we acquired all of the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of our common stock; and (3) our earn-out payment of 200% of the “eligible revenue” over the 12 month period following the close of the transaction (“earn-out period”). The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients. The earn-out payment will be payable in our common shares at the rate of $1.38 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close.

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

The Mobivity Solution

Our mobile marketing platform is designed to allow brands to operate mobile marketing campaigns, as well as resellers to market their own mobile marketing platform under their own brand identity. As of the date of this report, we have approximately 8,000 customers utilizing our mobile marketing platform and we deliver on their behalf an average of 8 million SMS text messages per month.  We have approximately 9,000 additional customers using our Smart Receipt solution and we process on their behalf an average of 20.4 million receipt transactions per month.  Our customers are spread over all industries that market to individual consumers and range in size from national franchisers to the single site family-owned business.  Our clients access our “C4” solution through a standard Web browser that allows them to directly conduct the setup, messaging, and ongoing customer relationship management with the consumers they market to. Our customers are given a dedicated support representative along with account credentials to access their own C4 account from any Web browser.

●   Campaign Setup:  Initially, our clients will use their own C4 account on our proprietary platform to design their mobile marketing campaign for purposes of attracting customers to subscribe for the customer’s mobile messaging service.  In compliance with federal and state laws relating to mobile marketing, marketers typically attract customers to their mobile messaging service through media communications distributed through non-mobile devices, media, other than mobile devices, including store signage, billboards, other forms of print media, and digital media not directed through a mobile device. Our C4 solution also allows for the creation and design of digital display graphics that can be displayed on television screens, digital scoreboards, or other digital screens where an animated or more graphically rich solicitation may be desired. Digital displays are particularly useful on large digital scoreboard displays at sporting events. Through these various forms of communication, customers of our clients will be invited to subscribe to SMS text messaging communications (for example, “Join our mobile VIP club! Text “Pizza” to 12345”) or to set-up loyalty offers through our Stampt smartphone loyalty application (for example,  “Download Stampt, use your iPhone or Android phone to join our loyalty program – “buy five sandwiches and get one free!”).  Consumers responding to these communications will be directed to our clients’ own C4 account on our proprietary platform, where our platform records and stores the consumer’s relevant information for access by our client stores. Once the consumer has subscribed to our customer’s mobile marketing campaign, our C4 solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

●  Messaging. Our C4 platform allows for marketers to instantly message their subscribers via SMS text messaging or “push” messaging to users of the Stampt smartphone application. Our platform is designed to be a fully automated, self-executing tool where our clients access their own C4 account on our proprietary platform, design and create their mobile marketing message, designate to whom among their list of opted-in consumers the message will be sent and then select the time (or times) the message will be distributed.  Each customer is assigned a dedicated support representative to provide support in this process, however the platform is designed to provide the customer with the ability to design and carry-out the entire campaign through their remote online access to our platform.  Our customers are provided with an instant communication channel to alert their subscribers of events, specials, or other announcements. Our C4 platform provides various messaging tools for marketers to create and initiate these messages in real-time or for future broadcasts. The solution also allows the marketer to connect to Facebook or Twitter accounts so that their messaging broadcasts can be promoted to select social media channels if desired.

●  Customer Relationship Management (CRM). Our C4 solution offers our customers a variety of CRM services, including the success rate for each media campaign designed to attract subscribers to the customer’s mobile marketing campaign, historical data and success rate with regard to each mobile message sent. The subscriber records and through various reporting features offered by the CRM function provide marketers with quick access to a variety of useful data points. Tracking subscriber and messaging activity over time is useful in handling customer inquiries or issues with the marketing program or to gain insights into subscriber behavior. For example, a marketer might want to examine how the total number of subscribers gained from a recent promotion of their call-to-action. The Mobivity solution provides various default reports while allowing for Mobivity customers to request custom reports tailored for their specific needs.

●   Stampt Smartphone Loyalty Application. Stampt is a smartphone application available to both iPhone and Android smartphones. The application is acquired by consumers via download from the Apple App Store or Google Play market service. Once installed, consumers can view local merchants who are setup on our C4 platform to offer mobile loyalty cards. Mobile loyalty cards allow consumers using Stampt to visit merchants and participate in loyalty programs (for example, “buy 10, get 1 free”) that are setup by merchants using the Mobivity solution. Consumers can also receive instant offers sent from merchants through our platform’s messaging features. The Stampt application allows consumers to register purchases by using the Stampt application on their smartphone to take a quick picture of a special code that the merchant provides at the time of purchase. The purchase is also registered on the merchant’s own account on our C4 platform. The Stampt application instantly verifies the consumer’s location at the related merchant’s location of business and registers the purchase. Purchases are then depicted on the Stampt application so the consumer and the merchant know how many purchases are required to earn a reward.

●  Smart Receipt. Our SmartReceipt solution enables our customers the ability to control the content on receipts printed from their point of sale, or POS system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our C4 solution integrates with SmartReceipt by supporting SMS marketing or Stampt mobile application calls-to-action which can be printed on receipt content by SmartReceipt.

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

●	Direct Sales. Our direct sales force is predominantly comprised of four sales representatives employed by us to promote and sell our services in various geographical areas.

●	Resellers. We sell our services via wholesale pricing of licensing and transactional fees to 55 various resellers who market and sell the Mobivity services under their own brand.

●	Agents. We also engage eight independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

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

Research and Development

We have developed an internal and external software development team with many years of experience in the mobile advertising and marketing industries. As of the date of this report, we have four full time employees engaged in engineering and software developments and one full-time employee engaged in quality assurance and testing in our development centers located at our facilities in San Diego, CA. We have one full time employee engaged in engineering and software development at our corporate headquarters in Chandler, AZ. Additionally, we have software development and engineering contractors located in California, Sri Lanka and Spain that are used on an as needed basis. We also contract with various outsourced development and engineering partners in the United States. Our research and development activities are focused on enhancements to our platform, including extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

Our total engineering, research and development expenditures in 2014 and 2013 were $1,346,198 and $824,653, respectively.

Competition

Although the market for mobile marketing software and solutions is relatively new, it is very competitive. We compete with companies of all sizes in select geographies that offer solutions that compete with various elements of our platform and offering, such as SMS text messaging service providers or providers of mobile smartphone applications. We also compete at times with interactive and traditional advertising agencies that perform mobile marketing as part of their services to their customers. Many of these entities have significantly greater resources than we do.  In addition, we compete with traditional offline coupon and discount services, as well as television, radio, newspapers, magazines and other traditional media companies that provide coupon and discount products and services to their retail enterprise customers.

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

We believe that the key competitive factors that differentiate us from our competitors include:

●
Demonstrable experience and competence.  We have been providing mobile marketing services since 2006.  In 2009, Sybase, an international enterprise software and services company, awarded us their Innovator of the Year. Major brands such as Sonic Drive-In, Subway, Jamba Juice, Chick-Fil-A have selected Mobivity’s products and services.

●
Competitive pricing.  We believe we are one of the few mobile marketing providers in the industry that can provide SMS text messaging services at a flat licensing fee structure rather than charging for every SMS text message transaction processed. We also believe that we have a “least cost” operating advantage that competitors may find challenging to compete with.

●
Scalability.  We believe that our platform is more scalable than most if not all of our competitors. Many of our customers require large volumes of mobile marketing messages to be transacted and a high quantity of end users operating our Web-based product features. We have grown our monthly messaging volume from less than 1 million SMS text messages per month in 2010 to more than 8 million per month as of the date of this report. The number of customers utilizing our Web-based products has also grown from less than 100 in 2010 to more than 8,000 as of the date of this report.

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

Intellectual Property

We regard the protection of our developed technologies and intellectual property rights as an important element of our business operations and crucial to our success. We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We require our employees, consultants and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel.

As of the date of this report we own five patents. U.S. Patent numbers 7991388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

In March 2011, we acquired US Patent number 6788769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

U.S. Patent numbers 8,463,306 and 8,818,434 were issued on June 11, 2013 and August 26, 2014, respectively.  These patents cover a method and system for testing a SMS text messaging network. The method and system allows for real-time testing of the initiation and completion of SMS text messages and any delivery delays across the major American mobile phone carriers, and accurately measures the progress on SMS broadcasts and records when a broadcast has been completed.

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

Government Regulation

The growth and development of the mobile messaging market and the market for electronic storage of personal information has resulted in a variety of stringent consumer protection laws, many of which impose significant burdens on companies that store personal information. Depending on the products and services that they offer, mobile data service providers may be subject to regulations and laws applicable to providers of mobile, Internet and VOIP services, including domestic and international laws and regulations relating to user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement. We expect that the regulation of our industry generally will continue to increase and that we will be required to devote increasing amounts of legal and other resources to address this regulation. In addition, the application of existing domestic and international laws and regulations relating to issues such as user privacy and data protection, marketing, advertising, consumer protection and mobile disclosures in many instances is unclear or unsettled.

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers' personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to: identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children; and create policies to halt abusive practices. The FTC has expressed interest, in particular, in the mobile environment and services that collect sensitive data, such as location-based information.

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

●
SMS and Location-Based Marketing Best Practices and Guidelines. We voluntarily comply with the guidelines of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct, which generally require notice and user consent for delivery of location-based services. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services.

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

●
Security Breach Notification Requirements. EU member state laws require notice to the member state data protection authority of a data security breach involving personal data if the breach poses a risk to individuals. In addition, Germany enacted a broad requirement to notify individuals in the event of a data security breach that is likely to be followed by notification requirements to data subjects in other EU member states. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. Japan and Uruguay have also enacted security breach notice requirements. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.

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

Employees

As of March 15, 2015, we had 44 employees, consisting of seven full-time and two part-time in research and development, 27 full-time and one part-time in sales and marketing, five full-time in general and administrative and two full-time in operations.

Item 1A.                      Risk Factors. Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.  As of December 31, 2014, we had negative working capital of $(367,880).  Current liabilities as of December 31, 2014 included an estimated earn-out in the amount of $840,000 and derivative liabilities in the amount of $42,659, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of December 31, 2014 in the amount of $514,779. We also received proceeds from our March 2015 financing of $4,570,500, net of fees and amounts paid to the placement agent.  While we believe that our working capital on hand will be sufficient to fund our 12 month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.  Also, we expect that we will require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation.  In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

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

We also have a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $9,825, excluding common area maintenance charges.

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

Year Ended December 31, 2014	High	Low
Fourth Quarter	$1.66	$1.07
Third Quarter	$1.38	$0.86
Second Quarter	$1.50	$1.05
First Quarter	$1.89	$1.39

Year Ended December 31, 2013	High	Low
Fourth Quarter	$3.00	$1.70
Third Quarter	$4.20	$2.40
Second Quarter	$2.52	$1.02
First Quarter	$2.04	$1.26

Holders of Record

As of March 26, 2015, there were 303 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2014 or 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2014 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2014.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	6,085,015	$1.92	94,259
Equity compensation plans approved by security holders	-	-	-
Total	6,085,015	$1.92	94,259

(1) Comprised of our 2010 Incentive Stock Plan and our 2013 Incentive Stock Plan

Item 6.	Selected Financial Data

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K.  This discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward Looking Statements” contained in Item 1.A – “Risk Factors”.

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns.  Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, content on printed receipts, mobile device applications, which consists of software available to both phones and tablet PCs.  We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic Drive-In, Subway, Jamba Juice, Chick-Fil-A, and others.

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

Our “C4” Mobile Marketing and customer relationship management platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements, to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service, or SMS, multi-media messaging, and interactive voice response interactions, all of which are facilitated via a set of graphical user interfaces operated from any Web browser.

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

Our SmartReceipt solution enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. Receipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our C4 solution integrates with SmartReceipt by support SMS marketing or Stampt mobile application calls-to-action which can be printed on receipt content by SmartReceipt.

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

Recent Events

2015 Securities Purchase Agreement

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit.   Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

2014 Smart Receipt Acquisition

On March 12, 2014, we acquired all of the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of our common stock; and (3) our earn-out payment of 200% of the “eligible revenue” over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in our common shares at a rate of $1.38 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close.

2014 Securities Purchase Agreement

In March 2014, we conducted the private placement of 5,413,000 units of our securities at a price of $1.00 per unit for the gross proceeds of up to $5,413,000.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.    We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if we fail to timely file the registration statement and cause it to become effective.   EGE acted as placement agent for the private placement and received $370,685 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 370,685 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

Reverse Stock Split

On November 12, 2013, we effected a 1 for 6 reverse stock split of the outstanding shares of our common stock and reduced our authorized common stock to 50,000,000 shares. All historical share and share price information have been adjusted retrospectively to give effect to the reverse stock split.

2013 Acquisitions

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

2013 Private Placement and Conversion of Bridge Notes

Between June and August 2013, we conducted the private placement of 6,130,000 shares of our common stock at $1.20 per share and received net proceeds of $6,897,177. We also converted all of our outstanding Bridge Notes and substantially all of our interest payable on the Bridge Notes into 4,462,089 shares of our common stock at a rate of $1.20 per share. We no longer have any Bridge Notes outstanding.  EGE acted as a placement agent for the private placement and received $439,300 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 605,910 shares of our common stock, exercisable for a period of five years from the closing date, at an exercise price of $1.20 per share.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues for 2014 were $4,000,202, a decrease of $93,465, or 2.0%, compared to 2013.  The decrease is primarily attributable to attrition of large enterprise clients, as well as revenue from one-time events that did not recur in 2014, in the amount of $747,059, and declining small business based revenues of $385,334. These decreases were offset by an increase of $232,985 in Reseller based revenues, and an increase of $805,943 resulting from the Company’s acquisition of SmartReceipt, and other minor factors.

Cost of Revenues

Cost of revenues for 2014 was $1,066,917, a decrease of $55,120, or 5.0%, compared to 2013.  This decrease is primarily attributable to a $93,179 reduction in SMS costs resulting from negotiated cost reductions and lower overall messaging volume, and savings in merchant fees and affiliate commissions.  These savings were partially offset by higher server costs as compared to 2013 resulting from additional needs to support the various acquisitions that took place in 2013 and 2014.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $853,994, or 25%, during 2014 compared to 2013. The increase in general and administrative expense was primarily due to higher stock based compensation expense of $823,000; higher facilities costs of $97,000 due to the SmartReceipt acquisition and additional office space in San Diego, CA; additional personnel expenses of $82,000, which included additional HR fees due to the procurement of TriNet PEO HR services; and higher dues and subscriptions of $67,000, partially from the SmartReceipt acquisition and from companywide software licensing fees increased due to staffing increases.  These increases were partially offset by reductions in legal expense of $236,000.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses

Sales and marketing expenses increased $425,650, or 12%, during 2014 compared to 2013. The increase in sales and marketing expense was primarily due to higher employee related expense of $687,000 due to the acquisition of SmartReceipt, and higher travel and tradeshow expenses of $198,000 partially offset by a decrease in stock based compensation expense of $384,000.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses increased $521,545, or 63%, during 2014 compared to 2013. The increase in engineering, research, and development expenses was primarily due to higher employee related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $145,857, or 54%, during 2014 compared to 2013 as a result of an increase in amortization expense from our acquired intangible assets of SmartReceipt in 2014.

Amortizable base of our intangible assets in 2014 increased because of the acquisition of SmartReceipt in 2014.

Goodwill Impairment and Intangible Asset Impairment

During 2014 and 2013, we recorded goodwill impairment charges of $4,078,693 and $1,066,068, respectively, relating to our recent acquisitions.  Also during 2014 and 2013, we recorded intangible asset impairment charges of $961,436 and $644,170, respectively. The impairment charges were based on our valuation of these acquired assets at December 31, 2014 and 2013.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense decreased $6,348,186 or 100%, during 2014 compared to 2013. The decrease in interest expense was attributable to our conversion of debt (convertible notes) in 2013, which eliminated the majority of our debt.

Change in Fair Market Value of Derivative Liabilities

The change in fair value of derivative liabilities for 2014 and 2013 was a gain of $63,517 and a loss of $3,766,231, respectively. The value of the derivative liabilities at any given date is based upon the value and volatility of our common stock and the number of potentially issuable shares, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  During the first half of 2013, there were several triggering events for the derivative liabilities which increased the number of potentially issuable shares due to a lower exercise price; which greatly increased the liability and derivative losses recorded. However, during the second half of 2013, starting with the June 17, 2013 conversion of the bridge notes into equity, our exposure to these variations in derivative liabilities was significantly reduced. See Note 4 for further information.

Gain on Adjustment in Contingent Consideration

The gain (loss) on adjustment in contingent consideration for 2014 and 2013 was a gain of $1,492,000 and a loss of $28,464, respectively. The gain in 2014 relates to decrease in estimated earn out payable for SmartReceipt acquisition. The loss in 2013 relates to an increase in the estimated earn-out for the BoomText acquisition on the payment closing date, partially offset by a decrease in the estimated earn out payable from the Sequence acquisition.

Liquidity, Capital Resources and Going Concern

As of December 31, 2014, we had current assets of $1,337,010, including $848,230 in cash, and current liabilities of $1,704,890, resulting in a working capital deficit of $(367,880).  Current liabilities as of December 31, 2014 included an estimated earn-out in the amount of $840,000 and derivative liabilities in the amount of $42,659, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of December 31, 2014 in the amount of $514,779. Since December 31, 2014, our working capital has increased as a result of our gross receipts from our private placement of $4,805,000 of our securities in March 2015, partially offset by continuing losses from operations.  We believe that as of the date of this report, we have working capital on hand adequate to support our working capital for at least the next 12 months.  However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(4,298,302)	$(2,948,888)
Investing activities	(2,403,283)	(466,285)
Financing activities	4,977,130	5,987,495
Net change in cash	$(1,724,455)	$2,572,322

Operating Activities

We used cash in operating activities totaling $4,298,302 in 2014 and $2,948,888 in 2013, respectively. The increase in cash used in operating activities in 2014 compared to 2013 was due primarily to increased payroll related expenses, increased travel related expenses, and increased consulting expenses that we added during the year to support our sales effort and continued development effort of the technology we acquired during 2013 and 2014.

Investing Activities

Investing activities during 2014 includes $2,368,019 in cash consideration used in our acquisitions during the year, and the remainder relates to additions to our fixed assets and capitalized patent costs.

Financing Activities

Financing activities for 2014 include net proceeds from the sale of common stock of $4,977,130. Financing activities for 2013 include net proceeds from the sale of common stock of $6,897,177 and proceeds from the issuance of notes payable of $700,000, partially offset by payments on notes payable of $1,609,682.

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

Revenue recognition

Our SmartReceipt and C4 Mobile Marketing and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and is collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the year ended December 31, 2014, one customer accounted for 29% of our revenues.  During the year ended December 31, 2013, one customer accounted for 31% of our revenues.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Mobivity Holdings Corp.
Chandler, AZ 85225

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2015

Mobivity Holdings Corp.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$848,230	$2,572,685
Accounts receivable, net of allowance for doubtful accounts of $90,869 and $65,975, respectively	378,934	280,667
Other current assets	109,846	140,114
Total current assets	1,337,010	2,993,466

Goodwill	1,921,072	3,108,964
Intangible assets, net	2,010,952	935,316
Other assets	99,476	63,944
TOTAL ASSETS	$5,368,510	$7,101,690

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$412,551	$543,648
Accrued interest	-	16,943
Accrued and deferred personnel compensation	185,214	191,041
Deferred revenue and customer deposits	180,941	136,523
Notes payable	-	20,000
Derivative liabilities	42,659	106,176
Other current liabilities	43,525	36,372
Earn-out payable	840,000	34,755
Total current liabilities	1,704,890	1,085,458

Non-current liabilities
Earn-out payable	-	24,245
Total non-current liabilities	-	24,245
Total liabilities	1,704,890	1,109,703

Commitments and Contingencies (See Note 11)

Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 22,748,193 and 16,319,878 shares issued and outstanding	22,748	16,320
Equity payable	100,862	108,170
Additional paid-in capital	62,565,974	54,452,697
Accumulated deficit	(59,025,964)	(48,585,200)
Total stockholders' equity (deficit)	3,663,620	5,991,987
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,368,510	$7,101,690

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Operations

	Years ended December 31,
	2014	2013
Revenues
Revenues	$4,000,202	$4,093,667
Cost of revenues	1,066,917	1,122,037
Gross margin	2,933,285	2,971,630

Operating expenses
General and administrative	4,270,844	3,416,850
Sales and marketing	3,895,033	3,469,383
Engineering, research, and development	1,346,198	824,653
Depreciation and amortization	416,436	270,579
Goodwill impairment	4,078,693	1,066,068
Intangible asset impairment	961,436	644,170
Total operating expenses	14,968,640	9,691,703

Loss from operations	(12,035,355)	(6,720,073)

Other income/(expense)
Interest income	2,131	747
Interest expense	-	(6,348,186)
Change in fair value of derivative liabilities	63,517	(3,766,231)
Gain on debt extinguishment	36,943	103,177
Gain (loss) on adjustment in contingent consideration	1,492,000	(28,465)
Total other income/(expense)	1,594,591	(10,038,958)
Loss before income taxes	(10,440,764)	(16,759,031)
Income tax expense	-	-
Net loss	$(10,440,764)	$(16,759,031)

Net loss per share - basic and diluted	$(0.49)	$(1.58)

Weighted average number of shares during the period - basic and diluted	21,203,563	10,612,007

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	3,869,6888	$3,870	$-	$25,432,280	$(31,826,169)	$(6,390,019)
Shares issued for Boomtext earn-out payment	247,279	247	-	2,210,420	-	2,210,667
Issuance of common stock for acquisitions	1,291,667	1,292	-	1,294,768	-	1,296,060
Issuance of common stock for cash, net of transaction costs of $602,823	6,250,000	6,250	-	6,890,927	-	6,897,177
Issuance of common stock for conversion of note principal and interest	4,462,089	4,462	-	5,350,044	-	5,354,506
Issuance of common stock and warrants for services	31,292	31	7,308	98,799	-	106,138
Issuance of common stock for allonge	87,947	88	-	131,160	-	131,248
Adjustment of derivative liability for note conversion	-	-	218,446	10,726,967	-	10,945,413
Adjustment of derivative liability for note repayment	-	-	-	40,511	-	40,511
Adjustment of derivative liability for non-employee warrant conversion	-	-	-	176,555	-	176,555
Issuance of common stock and warrants for equity payable	39,382	40	(117,584)	117,544	-	-
Issuance of common stock for accrued bonuses	19,271	19	-	36,981	-	37,000
Issuance of common stock for cashless exercise of warrants	21,171	21	-	55,525	-	55,546
Stock based compensation	-	-	-	1,890,216	-	1,890,216
Share rounding in reverse split	92	-	-	-	-	-
Net loss	-	-	-	-	(16,759,031)	(16,759,031)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987
Issuance of common stock for financing, net of transaction costs of $448,635	5,413,000	5,413	-	4,971,717	-	4,977,130
Issuance of common stock for acquisitions	504,884	505	-	672,000	-	672,505
Issuance of common stock and warrants for services	510,431	510	(7,308)	536,225	-	529,427
Stock based compensation	-	-	-	1,933,335	-	1,933,335
Net loss					(10,440,764)	(10,440,764)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$(59,025,964)	$3,663,620

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(10,440,764)	$(16,759,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	4,514	32,858
Common stock and warrants issued for services	529,427	106,138
Stock-based compensation	1,933,335	1,890,216
Depreciation and amortization expense	416,435	270,579
Loss (Gain) on adjustment in contingent consideration	(1,492,000)	28,465
Loss on disposal of assets	680	-
Gain on debt extinguishment	(36,943)	-
Change in fair value of derivative liabilities	(63,517)	3,766,231
Amortization of note discounts	-	6,134,367
Goodwill impairment	4,078,693	1,066,068
Intangible asset impairment	961,436	644,170
Increase (decrease) in cash resulting from changes in:
Accounts receivable	58,883	128,613
Other current assets	30,268	(104,605)
Other assets	(1,835)	27,300
Accounts payable	(131,098)	(17,521)
Accrued interest	-	65,361
Accrued and deferred personnel compensation	(5,827)	(71,493)
Deferred revenue - related party	-	(35,262)
Deferred revenue and customer deposits	(147,142)	(45,208)
Other liabilities	7,153	(76,134)
Net cash used in operating activities	(4,298,302)	(2,948,888)

INVESTING ACTIVITIES
Purchases of equipment	(35,264)	(51,285)
Acquisition of intangible assets	-	(15,000)
Acquisitions	(2,368,019)	(400,000)
Net cash used in investing activities	(2,403,283)	(466,285)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable, net of finance offering costs	-	700,000
Payments on notes payable	-	(1,609,682)
Proceeds from issuance of common stock, net of issuance costs	4,977,130	6,897,177
Net cash provided by financing activities	4,977,130	5,987,495

Net change in cash	(1,724,455)	2,572,322
Cash at beginning of period	2,572,685	363
Cash at end of period	$848,230	$2,572,685

Supplemental disclosures:
Cash paid during period for :
Interest	$-	$146,973
Non-cash investing and financing activities:
Debt discount from derivatives	$-	$4,614,714
Adjustment to derivative liability due to note repayment	$-	$40,511
Adjustment to derivative liability due to note conversion	$-	$10,726,967
Adjustment to derivative liability due to Allonge / ASID conversion	$-	$349,694
Adjustment to derivative liability due to non-employee warrant conversion	$-	$176,555
Issuance of common stock for Boomtext earn-out	$-	$2,210,667
Issuance of common stock for acquisitions	$672,505	$1,296,060
Issuance of common stock for accrued bonuses	$-	$37,000
Issuance of common stock for cashless exercise of warrants	$-	$55,546
Issuance of note payable for acquisition	$-	$1,365,096
Earn-out payable recorded for acquisition	$2,273,000	$224,000
Conversion of notes payable into common stock	$-	$4,984,720
Conversion of accrued interest into common stock	$-	$369,786
Settlement of working capital asset related to the Boomtext acquisition	$-	$153,317

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.
Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

We develop and operate proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile smartphone applications, consisting of software available to both phones and tablets PCs. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic Drive-In, Subway, Jamba Juice, Chick-Fil-A, and others.

Our “C4” Mobile Marketing and customer relationship management platform is a Web-hosted software solution enabling our clients to develop, execute, and manage a variety of marketing engagements to a consumer’s mobile phone. Our C4 solution allows our clients to communicate directly with their customers through Short Messaging Service, or SMS, multi-media messaging, smartphone application development and interactive voice response interactions, all of which are facilitated via a set of graphical user interfaces operated from any Web browser.

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

Our SmartReceipt solution enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system. SmartReceipt is a software application that is installed on the POS which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action such as invitations to participate in a survey. SmartReceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to SmartReceipt’s server back-end for storage and analysis. Our SmartReceipt solution is fully integratable with our C4 platform and allows our customers to print on receipts SMS marketing or Stampt mobile application calls-to-actions.

Liquidity

We have $0.8 million of cash as of December 31, 2014. We had a net loss of $10.4 million for the year then ended, and we used $4.3 million of cash in our operating activities during 2014. In March 2015, we conducted the private placement of our securities for gross proceeds of $4,805,000.  Based on our projected 2015 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with anticipated cash flows from operations, will be sufficient to finance our operations through the first quarter of 2016.

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

Reverse Stock Split

We effected a 1 for 6 reverse stock split of our outstanding shares of common stock on November 12, 2013.  All historical share and share price information have been adjusted to give effect to the reverse stock split.

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

As of December 31, 2014 and 2013, we recorded an allowance for doubtful accounts of $90,869 and $65,975, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2014, we had one customer whose balance represented 23% of total accounts receivable. As of December 31, 2013, we had one customer whose balance represented 23% of total accounts receivable.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment tests of goodwill as of December 31, 2014 and 2013. As a result of these tests, we recorded impairment charges to our goodwill during the years ended December 31, 2014 and 2013 of $4,078,693 and $1,066,068, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2014 and 2013 resulted in impairment charges of $961,436 and $644,170, respectively.

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

Revenue Recognition and Concentrations

Our SmartReceipt and C4 Mobile Marketing and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and is collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2014 and 2013, one customer accounted for 29% and 31% of our revenues, respectively.

Stock-based Compensation

We primarily issue stock-based awards to employees in the form of stock options. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2014 and 2013 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

Research and Development Expenditures

Research and development expenditures are expensed as incurred, and consist primarily of compensation costs, outside services, and expensed materials.

Advertising Expense

Direct advertising costs are expensed as incurred, and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $20,677 and $19,959 for years ended December 31, 2014 and 2013, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2014 and 2013 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2014	2013
Outstanding employee options	5,399,320	5,672,464
Outstanding restricted stock units	591,436	-
Outstanding non-employee warrants	150,001	150,556
Outstanding warrants	7,019,840	5,187,587
	13,160,597	11,010,607

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

2. Acquisitions

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

SmartReceipt

In March 2014, we acquired all the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of its $0.001 par value common stock; and (3) our earn-out payment of 200% of the “eligible revenue” of us over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in our common shares at the rate of $1.85 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

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

The following information presents unaudited pro forma consolidated results of operations for the year ended December 31, 2014 as if the SmartReceipt acquisition described above had occurred on January 1, 2014. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in stock based compensation expense that had not been valued prior to acquisition. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the year ended December 31, 2014

	Mobivity	SR	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$4,000,202	$214,139	$-	$4,214,341
Cost of revenues	1,066,917	54,410	-	1,121,327
Gross margin	2,933,285	159,729	-	3,093,014

Operating expenses
General and administrative	4,270,844	231,084	4,230 (a)	4,506,158
Sales and marketing	3,895,033	60,077	-	3,955,110
Engineering, research, and development	1,346,198	139,649	-	1,485,847
Depreciation and amortization	416,436	403	-	416,839
Goodwill impairment	4,078,693	-	-	4,078,693
Intangible asset impairment	961,436	-	-	961,436
Total operating expenses	14,968,640	431,213	4,230	15,404,083

Loss from operations	(12,035,355)	(271,484)	(4,230)	(12,311,069)

Other income/(expense)
Interest income	2,131	-	-	2,131
Change in fair value of derivative liabilities	63,517	-	-	63,517
Gain on debt extinguishment	36,943	-	-	36,943
Gain on adjustment of contingent consideration	1,492,000	-	-	1,492,000
Total other income/(expense)	1,594,591	-	-	1,594,591

Loss before income taxes	(10,440,764)	(271,484)	(4,230)	(10,716,478)

Income tax expense	-	-	-	-

Net loss	$(10,440,764)	$(271,484)	$(4,230)	$(10,716,478)

Net loss per share - basic and diluted	$(0.49)			$(0.52)

Weighted average number of shares during the period - basic and diluted	21,203,563			20,796,889

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

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the year ended December 31, 2013

	Mobivity	SR	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$4,093,667	$834,250	$-	$4,927,917
Cost of revenues	1,122,037	243,209	-	1,365,246
Gross margin	2,971,630	591,041	-	3,562,671

Operating expenses
General and administrative	3,416,850	211,271	446,094 (a)	4,074,215
Sales and marketing	3,469,383	339,615	-	3,808,998
Engineering, research, and development	824,653	644,330	-	1,468,983
Depreciation and amortization	270,579	3,970	-	274,549
Goodwill impairment	1,066,068	-	-	1,066,068
Intangible asset impairment	644,170	-	-	644,170
Total operating expenses	9,691,703	1,199,186	446,094	11,336,983
Loss from operations	(6,720,073)	(608,145)	(446,094)	(7,774,312)

Other income/(expense)
Interest income	747	-	-	747
Interest expense	(6,348,186)	(117,944)	-	(6,466,130)
Change in fair value of derivative liabilities	(3,766,231)	-	-	(3,766,231)
Gain on Debt Extinguishment	103,177	-	-	103,177
Loss on adjustment in contingent consideration	(28,465)	-	-	(28,465)
Total other income/(expense)	(10,038,958)	(117,944)	-	(10,156,902)

Loss before income taxes	(16,759,031)	(726,089)	(446,094)	(17,931,214)

Income tax expense	-	-	-	-

Net loss	$(16,759,031)	$(726,089)	$(446,094)	$(17,931,214)

Net loss per share - basic and diluted	$(1.58)			$(1.61)

Weighted average number of shares during the period - basic and diluted	10,612,007			11,116,891

Pro Forma Adjustments

The following pro forma adjustments are based upon the value of the tangible and intangible assets acquired as determined by an independent valuation firm.

(a)	Represents stock based compensation in conjunction with the transaction.

Front Door Insights

We acquired certain assets and liabilities of Front Door Insights, LLC (“FDI”) in May 2013 in exchange for: (1) $100,000 in cash; (2) a non-interest bearing promissory note in the principal amount of $1,400,000, which was discounted by $34,904; and (3) 1,166,667 shares of our common stock valued based on the closing market price on the acquisition date at $1,112,310.  The promissory note was settled in full in June 2013.

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

The following information presents unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2013 as if the FDI acquisition described above had occurred on January 1, 2013. The following unaudited pro forma financial information gives effect to certain adjustments, including the increase in compensation expense related to additional head-count and amortization of acquired intangible assets. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results. The unaudited pro forma financial information is as follows:

(Unaudited)
Year ended December 31,
2013
Total revenues	$4,255,947
Net loss	$(17,120,236)
Basic and diluted loss per share	$(1.55)

Sequence (Stampt)

We acquired certain assets of Sequence, LLC (“Sequence”) in May 2013 in exchange for: (1) $300,000 in cash; (2) 125,000 shares of our common stock valued based on the closing market price on the acquisition date at $183,750; and (3) twenty-four monthly earn-out payments consisting of 10% of the eligible monthly revenue subsequent to closing, with a fair value of $224,000.

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

3. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2014 and 2013:

Goodwill
December 31, 2012	$2,259,624
Acquired	1,915,408
Impairment	(1,066,068)
December 31, 2013	3,108,964
Acquired	2,890,801
Impairment	(4,078,693)
December 31, 2014	$1,921,072

We conducted our annual impairment test of goodwill as of December 31, 2014 and 2013, which resulted in impairment charges of $4,078,693 and $1,066,068, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$142,000	$(33,048)	$108,952	20	$142,000	$(23,902)	$118,098	20.00
Customer contracts	628,502	(628,502)	-	-	1,069,900	(528,372)	541,528	5.88
Customer and merchant relationships	2,830,139	(1,290,139)	1,540,000	10	1,128,583	(1,128,583)	-	4.78
Trade name	353,192	(201,192)	152,000	10	199,750	(177,359)	22,391	5.00
Acquired technology	686,135	(476,135)	210,000	10	573,550	(391,252)	182,298	4.72
Non-compete agreement	90,462	(90,462)	-	-	132,083	(61,082)	71,001	2.90
	$4,730,430	$(2,719,478)	$2,010,952		$3,245,866	$(2,310,550)	$935,316

During the years ended December 31, 2014 and 2013, we recorded amortization expense related to our intangible assets of $408,928 and $262,626, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2014 and 2013, we recorded impairment charges related to our intangible assets of $961,436 and $644,170, respectively.

Expected future intangible asset amortization as of December 31, 2014 is as follows:

Year ending December 31,	Amount
2015	$214,769
2016	214,769
2017	214,769
2018	214,769
2019	214,769
Thereafter	937,107
Total	$2,010,952

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

The down round price protection on the common shares in 2012 and the down round protection for the warrant terminates when the warrant expires or is exercised.

Our derivative liabilities at December 31, 2014 relate to these warrants.

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

At December 31, 2014 and 2013, we recorded current derivative liabilities of $42,659 and $106,176, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the years ended December 31, 2014 and 2013 was a loss of $63,517 and a gain of $3,766,231, respectively.

The following table presents the derivative liabilities by instrument type as of December 31, 2014 and 2013:

	December 31,
Derivative Value by Instrument Type	2014	2013
Convertible Bridge Notes	$-	$-
Common Stock and Warrants	42,659	106,176
Non-employee Warrants	-	-
	$42,659	$106,176

The following table presents details of the Company’s derivative liabilities from December 31, 2012 to December 31, 2014:

Balance December 31, 2012	$3,074,504
Issuances in derivative value due to new security issuances of notes	4,614,714
Issuances in derivative value due to vesting of non-employee warrants	26,969
Adjustment to derivative liability due to note repayment	(40,511)
Adjustment to derivative liability due to note conversion into new notes	(3,152,786)
Adjustment to derivative liability due to note conversion into equity	(7,923,875)
Adjustment to derivative liability due to non-employee warrant conversion	(176,555)
Adjustment to derivative liability due to warrant exercises	(55,546)
Change in fair value of derivative liabilities	3,739,262
Balance December 31, 2013	106,176
Change in fair value of derivative liabilities	(63,517)
Balance December 31, 2014	$42,659

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of notes, common stock and warrants:

•	Stock prices on all measurement dates were based on the fair market value.
•
Down round protection for dates prior to April 15, 2013 is based on the subsequent issuance of common stock at prices less than $3.00 per share and warrants with exercise prices less than $3.00 per share. Down round protection for dates between April 15, 2013 and June 17, 2013 is based on the subsequent issuance of common stock at prices less than $1.50 per share and warrants with exercise prices less than $1.50 per share. From June 17, 2013 thru March 12, 2014, the exercise price was $1.20 for issuances of common stock and warrants.  Thereafter, down round protection is based on the subsequent issuance of common stock and warrants at prices less than $1.00 per share.

•
The probability of a future equity financing event triggering the down round protection was estimated at 100% during 2013 and 0% during 2014 after the financing event that occurred during the first quarter of 2014.

•	Computed volatility ranging from 86.1% to 137.2%.
•	Risk free rates ranging from 0.05% to1.41%.

For issuances of non-employee warrants through June 17, 2013:

•	Computed volatility of 128.9%
•	Risk free rates ranging from 0.30% to 0.66%
•	Expected life (years) ranging from 2.48 to 3.27

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

The following table summarizes information relative to the outstanding Bridge Notes at December 31, 2014 and 2013:

December 31,
	2014	2013
Bridge notes payable	$-	$-
Less unamortized discounts:	-	-
VMCO	-	-
ASID	-	-
Bridge notes payable, net of discounts	$-	$-

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. Accrued interest was $0 and $16,943 as of December 31, 2014 and 2013, respectively. Although this note is currently past due, the Company is legally prohibited from paying it due to a court order dated December 7, 2007 related to a summary judgment in favor of the Company stemming from litigation between the Company and Mr. Cherry.  Accordingly, we have extinguished the note payable and related accrued interest in the amounts of $20,000 and $16,943, respectively, during 2014 and recorded a gain on debt extinguishment of $36,943.

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

As of December 31, 2012, the outstanding balance on the note payable was $100,000, which was paid in June 2013.

Summary of Notes Payable and Accrued Interest

The following table summarizes our notes payable and accrued interest as of December 31, 2014 and 2013:

	Notes Payable		Accrued Interest
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Unsecured (as amended) note payable due to our Company’s former Chief Executive Officer, interest accrues at the rate of 9% compounded annually, all amounts due and payable December 31, 2008.	$-	$20,000	$-	$16,943

Note payable due to a trust, interest accrues at the rate of 10% per annum, all amounts due and payable December 31, 2006.	-	-	-	51,984

Notes payable	-	20,000	-	16,943

Totals	$-	$20,000	$-	$16,943

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Amortization of note discounts	$-	$6,134,367
Other interest expense	-	213,819
	$-	$6,348,186

6. Common Stock and Equity Payable

Common Stock

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

2014

We issued 5,413,000 shares of common stock at $1.00 per unit to accredited investors for the gross proceeds of $5,413,000.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.    We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if we fail to timely file the registration statement and cause it to become effective.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $370,685 in commissions from us.  In addition, we issued warrants for the purchase of 370,685 common stock units at $1.00 per unit to a placement agent in connection with the equity placements.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.

In addition, we issued warrants for the purchase of 1,353,238 shares of common stock at $1.20 per share in connection with equity financing. As part of the private placement share units issued, 1,353,238 warrants were issued to investors valued at $1,320,569 which expire in 2019.

We issued 504,884 shares at $1.44 per share in connection with the acquisition of SmartReceipt. See Note 2.

We issued 2,137 accrued shares of common stock at $3.42 per share for services that had been recorded in 2013 as equity payable. See 2013 discussion above.

We issued 10,431 shares of common stock at $3.42 per share for services and recorded share-based compensation of $35,673 in general and administrative expense.

We issued 500,000 shares of common stock at $1.01 per share for services and recorded share-based compensation of $505,000 in general and administrative expense.

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

7. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2014, 6,085,015 shares were authorized under the plans and 94,259 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	325,833	$4.62	4.44		$-
Granted	5,473,705	$1.98	-		$-
Exercised	-	$-	-		$-
Canceled/forfeited/expired	(127,097)	$4.06	-		$-
Outstanding at December 31, 2013	5,672,464	$2.08	9.17		$415,259
Granted	2,333,500	$0.84	-		$-
Exercised	-	$-	-		$-
Canceled/forfeited/expired	(2,606,644)	$1.95	-	$
Outstanding at December 31, 2014	5,399,320	$1.17	8.41		$1,915,878

Expected to vest at December 31, 2014	3,723,522	$1.41	8.30		$832,673
Exercisable at December 31,2014	1,830,720	$1.39	7.71		$584,990
Unrecognized expense at December 31, 2014	$2,551,415

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2014, options to purchase 3,859,846 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2014 and 2013 was $0.67 and $1.80, respectively.

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

On July 26, 2013 the Company granted four employees 27,502 options to purchase shares of Company common stock at the closing price as of July 26, 2013 of $3.90 per share.  The options vest 25% on the first anniversary of grant, then equally in thirty-six monthly installments thereafter, and are exercisable until July 26, 2018.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $3.52 was $96,807.

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

On February 27, 2014, the Company granted one employee 180,000 options to purchase shares of the Company common stock at the closing price as of February 27, 2015 of $1.40 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until February 27, 2024.  The total estimate value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.26 was $226,800.

On April 2, 2014, the Company granted three employees 202,500 options to purchase shares of the Company common stock at the closing price as of April 2, 2014 of $1.32 per share.  The options vest in forty-eight equal monthly installments following the grant date and are exercisable until April 2, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.19 was $240,975.

On April 15, 2014, the Company granted six employees 16,000 options to purchase shares of the Company common stock at the closing price as of April 15, 2014 of $1.44 per share.  The options vest in forty-eight equal monthly installments following the grant date and are exercisable until April 15, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.30 was $20,800.

On April 15, 2014, the Company granted two employees 5,000 options to purchase shares of the Company common stock at the closing price as of April 15, 2014 of $1.44 per share.  The options vest 25% on the first anniversary of the grant, then equally in thirty-six monthly installments thereafter and are exercisable until April 15, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.30 was $6,500.

On August 11, 2014, the Company granted five employees 212,500 options to purchase shares of the Company common stock at the closing price as of August 11, 2014 of $0.94 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 11, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.85 was $180,625.

On September 29, 2014, the Company granted seven employees 182,500 options to purchase shares of the Company common stock at the closing price as of September 29, 2014 of $1.15 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until September 29, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.04 was $189,800.

On November 13, 2014 the Company amended an Option Agreement dated June 17, 2013 (the “Option Agreement”) pursuant to which Tom Tolbert was granted the right to purchase up to 1,391,087 shares of common stock of the Company.  Options to purchase 391,085 Shares that were subject to vesting as of the date of the Amendment were cancelled.  In furtherance of the cancellation, the Company granted to Mr. Tolbert options to purchase all or any part of 1,000,000 shares of the Company’s Common Stock upon the following terms and conditions:  Options to purchase 650,000 Shares shall vest and first become exercisable as of the date of the Amendment and the balance of Options to purchase 350,000 Shares shall vest and first become exercisable in 47 equal monthly installments of Options to purchase 7,292 Shares commencing on December 13, 2014 and on the 13th of the next 47 months and the remaining Options to purchase 7,276 Shares shall vest and first become exercisable on November 13, 2018.  All other provisions of the Option Agreement remain in full force and effect.

On November 18, 2014, the Company granted three employees 250,000 options to purchase shares of the Company common stock at the closing price as of November 18, 2014 of $1.48 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 18, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.48 was $370,000.

On December 30, 2014, the Company granted three employees 185,000 options to purchase shares of the Company common stock at the closing price as of December 30, 2014 of $1.23 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until December 30, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.11 was $205,350.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2014 and 2013 was as follows:

	Years ended December 31,
	2014	2013

General and administrative	$948,567	$855,698
Sales and marketing	592,785	976,341
Engineering, research, and development	44,908	17,972
	$1,586,260	$1,850,012

As of December 31, 2014, there was approximately $2,981,414 of unearned stock-based compensation that will be expensed from 2014 through 2018. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2014 and 2013:

Years ended December 31,
	2014	2013
Risk-free interest rate	1.57% to 1.91%	0.60% to 1.03%
Expected life (years)	4.66 to 6.08	3.58 to 5.27
Dividend yield	-	-
Expected volatility	132.0% to 132.0%	122.0% to 132.0%

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

The expected volatility in 2015 is based on the historical publicly traded price of our common stock. The expected volatility prior to 2014 is based on the historical volatility of publicly traded surrogates in our peer group.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	-	$-	-	$-
Granted	591,436	$-	-	$-
Exercised	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2014	591,436	$-	9.75	$703,809

Expected to vest at December 31, 2014	297,086	$-	9.61	$353,532
Exercisable at December 31,2014	297,086	$-	9.61	$353,532
Unvested at December 31, 2014	294,350	$-	9.89	$350,277
Unrecognized expense at December 31, 2014	$429,999

On July 17, 2014, the Company granted 4 independent directors a total of 231,391 restricted stock units. All units are vested by December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) July 17, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On October 2, 2014, the Company granted one independent director a total of 11,743 restricted stock units.  All units are vested by December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) October 2, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On October 10, 2014 the Company granted five independent directors a total of 34,670 restricted stock units.  All units are vested by December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) October 10, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On November 6, 2014 the Company granted one independent director a total of 5,768 restricted stock units.  All units are vested by December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) November 6, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On November 6, 2014 the Company granted one independent director a total of 37,593 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vested equally in 12 monthly installments beginning January 31, 2015. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) November 6, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On November 18, 2014 the Company granted one independent director a total of 13,514 restricted stock units.  All units are vested by December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) November 6, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

On November 18, 2014 the Company granted five independent directors a total of 256,757 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vested equally in 12 monthly installments beginning January 31, 2015. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the Restricted Stock Unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) November 17, 2017, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2014 and 2013 was as follows:

Year ended December 31,
2014

General and administrative	$347,074
$347,074

As of December 31, 2014, there was approximately $429,999 of unearned restricted stock unit compensation that will be expensed in 2015. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

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

We recorded stock-based compensation expense of $5,844 in general and administrative expense and we recorded a gain of $-0- in change in fair value of derivative liabilities for the year ended December 31, 2014. We recorded a gain of $123,946 in change in fair value of derivative liabilities for the year ended December 31, 2013.

The following table summarizes non-employee warrant activity under our stock-based plans as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	150,835	$1.97	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(279)	$1.16	4.09
Outstanding at December 31, 2013	150,556	$1.97	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(555)	$10.50	-
Outstanding at December 31, 2014	150,001	$1.92	0.99
Expected to vest at December 31, 2014	150,001	$1.92	0.99
Warrants exercisable	149,306	$1.92	0.99

Warrants with Price Protection

In 2011, we issued warrants for the purchase of 114,784 shares of common stock at $2.00 per share in connection with a private placement. In 2012, we issued warrants for the purchase of 25,588 shares of common stock at $2.00 per share in connection with the conversion of a portion of our Bridge Notes. These warrants are exercisable for four years from the date of issuance, and contain anti-dilution, or down round, price protection as long as the warrants remain outstanding. The current exercise price of these warrants is $1.20 per share as a result of the price protection guarantee contained in the warrant agreements.

Warrants issued in 2013

In June 2013, we issued warrants for the purchase of 4,541,612 shares of common stock at $1.20 per share in connection with the conversion of the Bridge Notes into equity. The warrants are exercisable for five years from the date of issuance.

In June 2013, we issued warrants for the purchase of 611,746 shares of common stock at $1.20 per share to placement agents connected with the Bridge Note conversions and equity placements. The warrants are exercisable for five years from the date of issuance.

In July 2013, we issued 21,171 shares of common stock upon the cashless exercise of warrants to purchase 32,054 shares of common stock.

In July 2013, we issued warrants for the purchase of 25,384 shares of common stock at $1.20 per share to previous note holders in satisfaction of our additional share issuance obligation under the Bridge Notes. The warrants are exercisable for three years from the date of issuance.

We issued warrants for the purchase of 8,845 shares of common stock at $1.20 per share to an individual for services rendered, and recorded stock-based compensation of $16,188 in general and administrative expense.

As of December 31, 2013, warrants with price protection to purchase 108,318 shares of common stock at $1.00 per share are outstanding. Of this amount, warrants to purchase 86,949 shares of common stock expire in 2015 and warrants to purchase 21,369 shares of common stock expire in 2016.

As of December 31, 2013, we have warrants issued in 2013 to purchase 5,187,587 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 34,229 shares of common stock expire in 2016 and warrants to purchase 5,153,358 shares of common stock expire in 2018.

Warrants Issued in 2014

In March 2014, we issued warrants for the purchase of 1,353,250 shares of common stock at $1.20 per share in connection with a private placement.  The warrants are exercisable for the five years from the date of issuance.

In March 2014, we issued warrants for the purchase of 370,685 common stock units at $1.00 per unit to a placement agent in connection with the equity placements.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.  At March 31, 2014, the value of the 370,685 warrants was $448,705. As part of the private placement share units issued, 1,353,238 warrants were issued to investors valued at $1,320,569 which expire in 2019.

As of December 31, 2014, we have warrants issued in 2014 to purchase 7,019,840 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 86,949 shares of common stock will expire in 2015, warrants to purchase 55,598 shares of common stock expire in 2016, warrants to purchase 5,153,358 shares of common stock expire in 2018 and warrants to purchase 1,723,935 shares of common stock expire in 2019.

The following table summarizes warrant activity as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	140,372	$1.20	1.50
Granted	5,187,587	$1.20	4.37
Exercised	(32,054)	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at December 31, 2013	5,295,905	$1.20	4.39
Granted	1,723,935	$1.20	4.20
Exercised	-	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at December 31, 2014	7,019,840	$1.20	3.18

9. Income Taxes

For the years ended December 31, 2014 and 2013 the provisions for income taxes were as follows:
	2014	2013
Federal – current	$-	$-
State – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$7,837,000	$6,283,000
Stock based compensation	2,716,000	1,735,000
Accrued compensation	47,000	31,000
Derivative Liability	17,000	42,000
Depreciation and amortization	6,617,000	5,099,000
Other	20,000	10,000
Total deferred tax assets	17,254,000	13,200,000
Valuation allowance for net deferred tax assets	(17,254,000)	(13,200,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2014 and 2013 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of approximately $4,054,000.  The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of approximately $2,047,000.  In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2014, the Company has available net operating loss carryforwards of approximately $23,000,000 for federal income tax purposes, which will start to expire in 2026.  The net operating loss carryforwards for state purposes are approximately $23,000,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Computed expected tax expense	$(3,548,000)	$(5,698,000)
State taxes, net of federal benefit	(594,000)	(300,000)
Other	88,000	3,951,000
Change in valuation allowance	4,054,000	2,047,000
Total	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006.  The Company does not have a liability for any uncertain tax positions. As of December 31, 2014, no accrued interest or penalties are recorded in the financial statements.

10. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$(4,078,693)
Intangibles, net (non-recurring)	$-	$-	$2,010,952	$(961,436)
Derivative liabilities (recurring)	$-	$-	$42,659	$63,517
Earn-out payable (recurring)	$-	$-	$840,000	$1,492,000

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,108,964	$(1,066,068)
Intangibles, net (non-recurring)	$-	$-	$935,316	$(644,170)
Derivative liabilities (recurring)	$-	$-	$106,176	$(3,766,231)
Earn-out payable (recurring)	$-	$-	$59,000	$(28,465)

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. None of these instruments are held for trading purposes.

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

The Company also has a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $9,825, excluding common area maintenance charges.

We also have a month to month lease for approximately 700 square feet of office space in North Huron, Michigan at a monthly expense of $600.

The minimum lease payments that are required over the next five years are shown below.

Minimum Lease Payments
2015	$227,484
2016	122,734
2017	126,361
2018	10,732
2019	-
Thereafter	-
$487,311

Rent expense was $248,573 and $166,802 for the years ended December 31, 2014 and 2013.

12. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2014 and 2013, the Company made no contributions to the Plan.

13. Related Party Transactions

In April 2013, we issued a new Bridge Note to our former CFO totaling $20,000 that contains the same rights and privileges as the previously issued new Bridge Notes, the due date of which was extended to October 15, 2013. The note and accrued interest were converted into 16,918 shares of common stock and he received five-year warrants to purchase 16,918 shares of common stock exercisable at $1.20 per share.

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

14. Subsequent Events

Director and officer resignation

On January 13, 2015, Michael Bynum, president and a member of the board of directors of Mobivity Holdings Corp, resigned as an officer, director and employee of the Company and all subsidiaries. In connection with Mr. Bynum's resignation, he and the Company entered into a customary separation agreement providing for mutual releases and other standard covenants and acknowledgements. In addition, the separation agreement modified Mr. Bynum's rights to severance under his employment agreement dated May 17, 2013 with the Company.  Pursuant to his employment agreement, Mr. Bynum was entitled to one year of salary, or $200,000, upon his resignation. However, under the separation agreement, Mr. Bynum agreed to accept 260,870 shares of the common stock of the Company in lieu of cash severance. In addition, pursuant to his employment agreement, Mr. Bynum's options would continue to vest for three months following his resignation and all vested options would remain exercisable for a period of six months following his resignation. However, under the separation agreement, Mr. Bynum agreed that his options would cease vesting upon his resignation, all unvested options would expire upon resignation and all vested options would remain exercisable for a period of 12 months following his resignation.

Executive chairman appointment

On January 21, 2015, the board of directors of Mobivity Holdings Corp. appointed William Van Epps to serve as executive chairman of the Company. In connection with the appointment, the Company entered into an employment agreement dated January 19, 2015 with Mr. Van Epps.  Pursuant to his employment agreement, the Company has agreed to pay Mr. Van Epps a base salary $310,000, subject to annual review by the board.  The Company has also agreed to pay Mr. Van Epps a signing bonus of 50,000 shares of the Company’s common stock.

2015 Private Placement

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014.

Due to the Company’s limited resources and number of employees, there is limited segregation of duties which leads to the irregular review of various reconciliation and control procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were ineffective as a result of limited resources and personnel resulting in a lack of segregation of duties.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.  Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees.  Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2015:

Name	Age	Position
Dennis Becker	41	Chief Executive Officer and Director
Christopher Meinerz	48	Chief Financial Officer
Alex Shah	45	Chief Technology Officer
Donna Mitchell	51	Senior Vice President Sales and Business Development
Deena McKinley	40	Senior Vice President Client Services and Marketing
William Van Epps	66	Executive Chairman and Director
John Harris	66	Lead Director and Chairman of Compensation Committee
David Jaques	59	Chairman of Audit Committee and Director
Phillip Guarascio	64	Chairman of Governance and Nominating Committee and Director
Doug Schneider	52	Director

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

Christopher Meinerz - Chief Financial Officer

On February 16, 2015, the board of directors of the Company appointed Christopher Meinerz to serve as Chief Financial Officer of the Company.  Prior to joining the Company, Mr. Meinerz served as Director, Chief Financial Officer, Chief Compliance Officer, Secretary and Treasurer of Spindle, Inc., a mobile marketing and payment processing company based in Scottsdale, Arizona, from April 2014 to February 2015.  Mr. Meinerz will maintain his Director position with Spindle, Inc. going forward.  Prior to his role with Spindle, Inc., Mr. Meinerz served as Chief Financial Officer and Chief Compliance Officer at Next Generation Insurance Group (“NGI”), a national specialty insurance marketing firm located in Phoenix, Arizona, from October 2011 to April 2014.  Before his tenure at NGI, Mr. Meinerz was Executive Vice President of Finance and Treasury for DDi Corp., an Anaheim, California-based provider of circuit board engineering and manufacturing services, from March 2010 to October 2011.  In addition, Mr. Meinerz served as global Vice President of Finance for eTelecare of Scottsdale, Arizona, from January 2006 to December 2009, where he successfully helped launch that company’s initial public offering in 2007.  Mr. Meinerz is a graduate of the University of Wisconsin with degrees in accounting and finance and is a Certified Public Accountant.  He began his career in public accounting with BDO Seidman in Chicago, Illinois, and Grant Thornton in Madison, Wisconsin.

Alex Shah – Chief Technology Officer

Mr. Shah was appointed as the Company’s Chief Technology Officer (CTO) on February 10, 2014.  From October 2004 to February 2014, Mr. Shah served as owner and principle architect of TeamSOA, a software architecture consulting for several financial industry related clients, including VISA Int’l Inc., and France Telecom.  Mr. Shah was also CTO for CommerceTel from November 2010 to January 2012.  Previously, he was Senior Vice President of R&D at Blue Titan, a Draper Fisher funded venture, from January 2002 to October 2004 where he led the development of software tools to manage complex IT integration challenges.  Mr. Shah holds eight patents for his inventions.

Donna Mitchell – Senior Vice President Sales and Business Development

Ms. Mitchell has served as our Senior Vice President Sale and Business Development since January 5, 2015.  Prior to joining the Company, Ms. Mitchell was most recently an Adjunct Instructor of Management Information Systems at Daymar College in Louisville, Kentucky beginning in March 2014.  Prior to that experience, Ms. Mitchell was Chief Development Officer of Northwestern Mutual Financial Network from November 2011 to March 2014.  Ms. Mitchell also spent twelve years at Papa John's International Inc. and Papa John's Food Service, Inc. ("Papa John's") from February 1998 to May 2010, ultimately serving on the Executive Management Team as Senior Vice President, Global Research, Development and Quality Assurance, where she led the global research and development, quality assurance and equipment technology teams supporting over 3,500 franchise locations.  Ms. Mitchell also led Papa John's Franchise Product Advisory Committee for new product development, limited time offers, and product enhancements influencing buy-in at the store level.  Ms. Mitchell served in the United States Marine Corps for nine years and holds a Bachelor of Science in Business Management from McKendree University.

Deena McKinley – Senior Vice President Client Services and Marketing

Ms. McKinley has served as our Senior Vice President Client Services and Marketing since February 2, 2015.  Ms. Mckinley has spent over fourteen years in marketing and advertising, ultimately serving as Executive Vice President, Managing Director and Chief Client Officer at Zimmerman Advertising from August 2014 to February 2015, where she worked with major QSR, fast casual, casual dining and general retail brands with nearly 10,000 individual locations, various franchisees and co-op groups, and managed key client relationships at the executive level.  Ms. McKinley also led the Papa John's International business relationship from January 2005 to January 2014 as Executive Vice President and Managing Director of ZGroup Advertising, serving as the key client contact and providing strategic direction, brand positioning, and leading agency integration efforts for all omnichannel advertising campaigns.  Earlier in her career, Ms. McKinley was a Regional Marketing Director at Papa John's International from January 2004 to January 2005, working with over twenty markets, 100 operators and seven agencies to align national strategies at the local market level.  Ms. McKinley holds a Bachelor of Arts in English and a Master of English Education from the University of Florida.

William Van Epps – Executive Chairman and Director

On January 21, 2015, the board of directors of the Company appointed William Van Epps to serve as Executive Chairman of the Company.  Mr. Van Epps was initially appointed to the Company’s board of directors on October 2, 2014.  Prior to joining the Company, Mr. Van Epps served as chief executive officer of Agile Pursuits Franchising, Inc., a wholly-owned subsidiary of The Procter and Gamble Company, from December 2009 to October 2011, where he established Tide Dry Cleaners and Mr. Clean Car Wash operations.  Prior to his experience at Agile Pursuits Franchising, Inc., Mr. Van Epps served as president at Papa John's International Inc. from April 2006 to April 2009, and as chief operating officer and senior vice president of Papa John's International Inc. from January 2004 to April 2006, where he was responsible for domestic corporate and franchised restaurant operations and international operations. Mr. Van Epps also served as managing director of International at Papa John's International from September 2001 to January 2004.  Prior to joining Papa John's, he served as president of the International Division of Yorkshire Global Restaurants from August 1999 to August 2001, where he was responsible for the international development of Long John Silvers and A&W restaurants. From August 1993 to August 1999, Mr. Van Epps served as president of the International Division at AFC Enterprises where he developed international brand deployments for Popeye's, Church's Chicken, Cinnabon, Seattle Coffee Co., and Chesapeake Bakery Cafe.  Mr. Van Epps began his career working alongside Pizza Hut founder, Frank Carney, where, from March 1974 through February 1981, he helped expand Pizza Hut into Hong Kong, Thailand and Singapore while also overseeing stores in Australia, New Zealand, as well as a joint venture in Japan.

Mr. Van Epps has extensive knowledge of business development, retail and restaurant operations, and corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Van Epps is qualified to serve as a director.

John Harris – Non-Executive Chairman and Chairman of Compensation Committee

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

David Jaques – Chairman of Audit Committee and Director

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

Phillip Guarascio - Chairman of Governance and Nominating Committee and Director

Mr. Guarascio has served as a director since March 2014.  Mr. Guarascio has been the Chairman and Chief Executive Officer of PG Ventures LLC since May 2000 where he serves as a marketing and advertising business consultant. He was Lead Executive, Marketing and Sales at the National Football League from 2003-2007 and has been a consultant for the William Morris Agency since October 2001.  For 16 years, Mr. Guarascio was with General Motors where he served as Vice President of Corporate Advertising and Marketing primarily responsible for worldwide advertising resource management, managing consolidated media placement and before that as General Manager of Marketing and Advertising for General Motors' North American Operations. Mr. Guarascio introduced the GM Card and managed the General Motors corporate brand to a 20 percent increase in customer purchase consideration.  He joined General Motors in 1985 after 21 years with the New York advertising agency, D'Arcy, Masius, Benton & Bowles.

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

Thomas Akin - Director

Mr. Akin has been a director since March 2015. Mr. Akin has been the Managing General Partner of Talkot Partners I, Talkot Partners II, LLC, Talkot Crossover Fund, LP, and Talkot Capital LLC since 1996 and was appointed as a director in March 2015. Mr. Akin served as the Chief Executive Officer of Dynex Capital Inc, from February 04, 2008 to 2013. Mr. Akin had been with Merrill Lynch and Co., including served as its Managing Director of the Western United States for Merrill Lynch Institutional Services from 1991 to 1994 and as Regional Director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991. Mr. Akin had been with Salomon Brothers from 1978 to 1981. He has been an Executive Chairman of Dynex Capital Inc. since January 01, 2014 and has been its the Chairman since May 30, 2003. He served as the Chairman of Infotec since 2001. Mr. Akin has been a Director of Acacia Technologies Group of Acacia Research Corp. since May 1998, Dynex Capital Inc, since May 2003, Acacia Research Corp. since May 1998 and eFax.com, Inc. since July 1996. He serves as a Director of ADX. He served as a Director CombiMatrix Corporation since May 1998. Mr. Akin holds a B.A. in Biology from the University of California at Santa Cruz and an M.B.A. from the University of California at Los Angeles.

Because Mr. Akin has extensive experience as a professional investor and public company director, we have concluded that Mr. Akin is qualified to serve as a director.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker and Mr. Van Epps are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2014, our audit committee was comprised of David Jaques and Doug Schneider.  Mr. Jaques currently serves as the audit committee chair.  All members of our audit committee are independent, as independence for audit committee members is defined in Rule 5605 of the NASDAQ Marketplace Rules.

Committee Interlocks and Insider Participation

During the year ended December 31, 2014, our compensation committee was comprised John Harris and Peter Brodsky until Mr. Brodsky’s resignation from the board on June 17, 2014.  David Jaques was then appointed to the committee until he was replaced by William Van Epps on October 10, 2014.  Mr. Harris currently serves as compensation committee chair.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on our board of directors.

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.	Executive Compensation

The following table summarizes the total compensation earned by our chief executive officer and our other two most highly paid executive officers for the years ended December 31, 2014 and 2013.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Dennis Becker, CEO (1)	2014	$214,915	$-	$-	$214,915
	2013	$240,580	$37,010	$464,636	$742,226
Alex Shah (2)	2014	$167,725	$-	$46,903	$214,628
Tom Tolbert, Former CSO (3)	2014	$197,525	$43,112	$868,888	$1,109,525
	2013	$100,869	$15,250	$432,489	$548,608

*In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1)	The Option Award expense for our executive officers refers to options granted by our board of directors pursuant to our stock-based compensation plans approved by the board of directors.
(2)	Alex Shah was appointed Chief Technology officer effective February 10, 2014. Amounts in the table above reflect his compensation after his appointment and through December 31, 2014.
(3)
Tom Tolbert was appointed Chief Sales Officer effective May 20, 2013. This appointment was amended November 14, 2014 to Senior Vice President Business Development.  Amounts in the table above reflect his compensation after his appointment and up to his amended position.

The amounts reported in Option Awards column of the table above reflect the aggregate compensation costs for financial statement reporting purposes for fiscal 2014 and 2013 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (formerly referenced as Statement of Financial Accounting Standards No. 123(R)).  These amounts do not reflect amounts paid to or realized by the executive officers for fiscal 2014 or 2013. Actual amounts earned for fiscal 2014 and 2013 are included in the Summary Compensation Table above.  For information on the method and assumptions used to calculate the compensation costs, see Note 7 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2014, including the value of the options awards.

Outstanding Equity Awards at December 31, 2014*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO	104,167	-	$1.92	12/24/2015
Dennis Becker, CEO	469,492	782,487	$1.80	6/17/2023

Alex Shah, CTO	-	180,000	$1.40	02/27/2024

Tom Tolbert, Former CSO	657,292	342,708	$1.31	6/17/2023

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

Effective March 30, 2015, based on the successful results of the March 2015 capital raise, the board increased Mr. Becker’s annual base salary by $50,000 to $275,000, awarded him a bonus payment of $30,000, and also granted him options to purchase 100,000 shares of our common stock at an exercise price of $1.28 with 25% vesting after 1 year from date of grant and 1/36 per month afterwards.

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

Tom Tolbert

In connection with our acquisition of FDI, on May 20, 2013, our board of directors appointed Tom Tolbert to serve as our chief sales officer.  On November 14, 2014, the Company and Mr. Tolbert entered into an amendment to Mr. Tolbert’s Employment Agreement dated May 20, 2013. Pursuant to the amendment, Mr. Tolbert will from the date of the amendment forward serve as the Company’s Senior Vice President Business Development, with responsibility for large account lead generation and sales and the executive management of certain national accounts. Pursuant to the amendment, Mr. Tolbert’s base salary will be $120,000 per year. Mr. Tolbert’s quarterly bonus going forward will be (i) fifteen percent (15%) of collected revenues on all new accounts acquired primarily through the efforts of Mr. Tolbert, provided that this bonus shall only be paid on collected revenue during the initial term of the customer agreement with the Company, and (ii) five percent (5%) of all collected revenue on all customer accounts that are renewed by the customer primarily through the efforts of Mr. Tolbert, provided that this bonus shall only be paid on collected revenue during periods of renewal subsequent to the current term of such account as of the date of the amendment.  Except as provided above, all other terms of Mr. Tolbert’s Employment Agreement remain in effect and unchanged.  Pursuant to his employment agreement with us, Mr. Tolbert is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to our other executive employees.  Mr. Tolbert’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

On November 13, 2014 the Company amended an Option Agreement dated June 17, 2013 (the “Option Agreement”) pursuant to which Tom Tolbert was granted the right to purchase up to 1,391,087 shares of common stock of the Company.  Options to purchase 391,085 Shares that were subject to vesting as of the date of the Amendment were cancelled.  In furtherance of the cancellation, the Company granted to Mr. Tolbert options to purchase all or any part of 1,000,000 shares of the Company’s Common Stock upon the following terms and conditions:  Options to purchase 650,000 Shares shall vest and first become exercisable as of the date of the Amendment and the balance of Options to purchase 350,000 Shares shall vest and first become exercisable in 47 equal monthly installments of Options to purchase 7,292 Shares commencing on December 13, 2014 and on the 13th of the next 47 months and the remaining Options to purchase 7,276 Shares shall vest and first become exercisable on November 13, 2018.  All other provisions of the Option Agreement remain in full force and effect.

Non-Employee Director Compensation

2014 Director Compensation Table

Name	Fees Earned	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total

David Jaques	-	65,868	(1)		-	-	-	65,868
David Jaques	-	54,054	(2)		-	-	-	54,054

Doug Schneider	-	65,868	(1)		-	-	-	65,868
Doug Schneider	-	50,676	(2)		-	-	-	50,676

John Harris	-	79,998	(1)		-	-	-	79,998
John Harris	-	54,054	(2)		-	-	-	54,054

Phil Guarascio	-	51,997	(1)		-	-	-	51,997
Phil Guarascio	-	54,054	(2)		-	-	-	54,054

William Van Epps	-	33,355	(1)		-	-	-	33,355
William Van Epps	-	81,512	(2)		-	-	-	81,512

(1)
Compensation related to a restricted stock unit granted for services in 2014 of 297,086 shares. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the Participant’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the holder’s employment with the Company.  All 297,086 units are vested at December 31, 2014.

(2)
Compensation related to a restricted stock unit granted for services in 2015 of 294,350 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2014, no units have vested.  All units will equally vest monthly starting January 31, 2015 through to December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 24, 2015, certain information regarding the beneficial ownership of our common stock.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2015.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 58 West Buffalo Road, Suite 200, Chandler, AZ 85225.

Name of Beneficial Owner	Number of Shares	Percentage
Dennis Becker	735,615	*
Alex Shah	-	*
Tom Tolbert	671,875	*
David Jaques	76,179	*
Doug Schneider	17,792	*
John Harris	142,654	*
Phil Guarascio	87,308	*
William Van Epps	133,540	*
Thomas Akin	2,500,000	9.0%
Porter Partners LP	2,219,201	8.0%

Executive Officers and Directors as a Group (nine persons)	4,364,962	15%

* Denotes less than 1%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We had no transactions or series of transactions since January 1, 2012, and we have no currently proposed transactions, to which we have been or are proposed to be a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2014 and December 31, 2013, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than as described below or compensation arrangements that are described under “Employment Agreements” above.

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

The following table represents aggregate fees billed to us for the years ended December 31, 2014 and 2013 by M&K, CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2014	2013

Audit Fees	$59,500	$60,550
Audit-Related Fees	-	-
Tax Fees	3,900	3,900
All Other Fees	37,250	22,000
Total Fees	$100,650	$86,450

Other Fees consist of charges related to the audits of our acquisition targets FDI and SmartReceipt, and the review of our filing on Form S-1 registration statements filed in 2013 and 2014.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (7)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (9)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (14)
4.1	Form of Warrant issued as part of Secured Subordinated Promissory Note, effective as of April 1, 2011 (1)
4.2	Form of Common Stock Purchase Warrant issued pursuant to Convertible Secured Promissory Note Conversion Agreement dated as of June 17, 2013 (10)
4.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 10, 2014(15)
4.4	Form of 2012 10% Senior Secured Promissory Bridge Note (5)
4.5	Form of Amendment to 2012 10% Senior Secured Convertible Bridge Notes (7)
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (18)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	Form of Securities Purchase Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.3	Form of Security Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.4	Form of Guaranty for 2012 10% Senior Secured Promissory Bridge Note (5)
10.5	Form of Registration Rights Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.6	Employment Agreement entered into August 1, 2012 by and between the Company and Timothy Schatz (6) **
10.7	Asset Purchase Agreement by and among the Company and Sequence LLC (8)
10.8	Asset Purchase Agreement dated May 20, 2013 between the Company and Front Door Insights, LLC (9)
10.9	Promissory Note dated May 20, 2013 made by the Company in favor of Front Door Insights, LLC (9)
10.10	Employment Agreement dated May 20, 2013 between the Company and Michael K. Bynum (9) **
10.11	Employment Agreement dated May 20, 2013 between the Company and Tom Tolbert (9) **
10.12	Securities Purchase Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.13	Registration Rights Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.14	Convertible Secured Promissory Note Conversion Agreement by and among the Company and the Note holders identified on the signature pages thereto, dated as of June 17, 2013 (10)
10.15	Employment Agreement entered into June 21, 2013 with Geri Suster (11) **
10.16	Employment Agreement dated July 22, 2013 with Jeff Hasen (12) **
10.17	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (13) **
10.18	Asset Purchase Agreement dated March 12, 2014 between Company and SmartReceipt, Inc. (15)
10.19	Form of Securities Purchase Agreement dated March 10, 2014 between the Company and the investors named herein (15)

10.20	Form of Registration Rights Agreement dated March 10, 2014 between the Company and the investors named herein (15)
10.21	Amendment No. 1 dated November 13, 2014 To Employment Agreement Dated May 20, 2014 with Tom Tolbert(16)**
10.22	Employment Agreement dated January 21, 2015 with William Van Epps */**
10.23	Employment Agreement dated February 16, 2015 with Christopher Meinerz (17) **
10.24	Form of Securities Purchase Agreement dated March 2, 2015 between the Company and the investors named herein (18)
10.25	Form of Registration Rights Agreement dated March 2, 2015 between the Company and the investors named herein (18)
21.1	List of Subsidiaries (19)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Christopher Meinerz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Christopher Meinerz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS***	XBRL Instance Document*
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document*
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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2012
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 7, 2012
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 19, 2012
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 15, 2013
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2013
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 26, 2013
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 1, 2013
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2014
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2014
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 20, 2015
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(19)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 16, 2013, File No. 333-190692

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 31, 2015	MOBIVITY HOLDINGS CORP.

/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Director	March 31, 2015

/s/ Christopher Meinerz	Chief Financial Officer	March 31, 2015

/s/ William Van Epps	Executive Chairman and Director	March 31, 2015

/s/ Phillip Guarascio	Director	March 31, 2015

/s/ John Harris	Director	March 31, 2015

/s/ David Jaques	Director	March 31, 2015

/s/ Doug Schneider	Director	March 31, 2015