Form 10-Q
period 2015-03-31
MOBIVITY HOLDINGS CORP.
filed 2015-05-08
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(877) 282-7660
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

As of May 8, 2015, the registrant had 27,864,078 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information
Item 1.                                  Financial Statements

Mobivity Holdings Corp.
Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash	$3,935,417	$848,230
Accounts receivable, net of allowance for doubtful accounts of $75,674 and $90,869, respectively	342,796	378,934
Other current assets	132,810	109,846
Total current assets	4,411,023	1,337,010

Goodwill	1,921,072	1,921,072
Intangible assets, net	2,171,601	2,010,952
Other assets	111,198	99,476
TOTAL ASSETS	$8,614,894	$5,368,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$506,505	$412,551
Accrued and deferred personnel compensation	162,713	185,214
Deferred revenue and customer deposits	106,923	180,941
Derivative liabilities	24,334	42,659
Other current liabilities	37,569	42,525
Earn-out payable	840,000	840,000
Total current liabilities	1,678,044	1,704,890
Total liabilities	1,678,044	1,704,890

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 23,059,063 and 22,748,193 shares issued and outstanding	23,059	22,748
Equity payable	4,630,862	100,862
Additional paid-in capital	63,038,431	62,565,974
Accumulated deficit	(60,755,502)	(59,025,964)
Total stockholders' equity	6,936,850	3,663,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,614,894	$5,368,510

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Revenues	$940,172	$903,215
Cost of revenues	263,914	260,893
Gross margin	676,258	642,322

Operating expenses
General and administrative	1,161,387	1,129,953
Sales and marketing	1,092,900	941,085
Engineering, research, and development	114,144	297,933
Depreciation and amortization	55,746	68,083
Total operating expenses	2,424,177	2,437,054

Loss from operations	(1,747,919)	(1,794,732)

Other income/(expense)
Interest income	56	1,731
Interest expense	-	(826)
Change in fair value of derivative liabilities	18,325	30,079
Total other income/(expense)	18,381	(30,984)
Loss before income taxes	(1,729,538)	(1,763,748)
Income tax expense	-	-
Net loss	$(1,729,538)	$(1,763,748)

Net loss per share - basic and diluted	$(0.08)	$(0.10)

Weighted average number of shares during the period - basic and diluted	23,022,420	17,490,954

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500			4,530,000	(234,500)		4,295,500
Issuance of common stock for services	310,870	311		362,690		363,001
Stock based compensation				344,267		344,267
Net loss					(1,729,538)	(1,729,538)
Balance, March 31, 2015	23,059,063	$23,059	$4,630,862	$63,038,431	$(60,755,502)	$6,936,850

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(1,729,538)	$(1,763,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,222	3,983
Common stock issued for services	363,001	-
Stock-based compensation	344,267	317,351
Depreciation and amortization expense	55,745	68,084
Change in fair value of derivative liabilities	(18,325)	(30,079)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	28,917	(3,351)
Other current assets	(22,964)	11,219
Other assets	(5,700)	-
Accounts payable	93,953	127,561
Accrued interest	-	826
Accrued and deferred personnel compensation	(22,501)	4,275
Deferred revenue and customer deposits	(74,018)	(16,962)
Other liabilities	(5,955)	118,074
Net cash used in operating activities	(985,896)	(1,162,767)

INVESTING ACTIVITIES
Purchases of equipment	(8,076)	(22,225)
Capitalized software development costs	(214,341)	-
Acquisitions	-	(2,368,019)
Net cash used in investing activities	(222,417)	(2,390,244)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	4,295,500	4,964,358
Net cash provided by financing activities	$4,295,500	$4,964,358

Net change in cash	3,087,187	1,411,347
Cash at beginning of period	848,230	2,572,685
Cash at end of period	$3,935,417	$3,984,032

Supplemental disclosures:
Cash paid during period for :
Interest	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$-	$672,505
Earn-out payable recorded for acquisition	$-	$2,273,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, non-compete agreements, and software development costs. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to twenty years. No significant residual value is estimated for intangible assets.

The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is two years, beginning when the software is ready for its intended use.

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

During the three months ended March 31, 2015 and 2014, one customer accounted for 27% and 16%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2015 and 2014, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2015 and 2014, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition.  The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method.

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted.  Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its on-going financial reporting.

3. Acquisitions

SmartReceipt Acquisition

In March 2014, we acquired all the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of its $0.001 par value common stock; and (3) our earn-out payment of 200% of the “eligible revenue” of us over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” consists of: 100% our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment is payable in our common shares at the rate of $1.85 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement. As of March 31, 2015, the estimated dollar value of the earn-out payable was $840,000. As of March 31, 2015, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2015 and December 31, 2014 was $1,921,072.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2015 and December 31, 2014:

	Balance at December 31, 2014	Additions	Amortization	Balance at March 31, 2015
Patents and trademarks	$108,952	$-	$(2,287)	$106,665
Customer and merchant relationships	1,540,000	-	(41,622)	1,498,378
Trade name	152,000	-	(4,108)	147,892
Acquired technology	210,000	-	(5,675)	204,325
Software development costs	-	214,341	-	214,341
	$2,010,952	$214,341	$(53,692)	$2,171,601

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $53,692 and $66,233 for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2015 is as follows:

Year ending December 31,	Amount
2015	$241,458
2016	321,941
2017	241,559
2018	214,769
2019	214,769
Thereafter	937,105
Total	$2,171,601

5.  Derivative Liabilities

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

Our derivative liabilities at December 31, 2014 and March 31, 2015 both relate to these warrants.

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At March 31, 2015 and December 31, 2014, we recorded current derivative liabilities of $24,334 and $42,659, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended March 31, 2015 and 2014 were gains of $18,325 and $30,079, respectively.

The following table presents the derivative liabilities by instrument type as of March 31, 2015 and December 31, 2014:

Derivative Value by Instrument Type	March 31, 2015	December 31, 2014
Warrants	$24,334	$42,659
	$24,334	$42,659

The following table presents details of our derivative liabilities from December 31, 2014 to March 31, 2015:

Balance December 31, 2014	$42,659
Change in fair value of derivative liabilities	(18,325)
Balance March 31, 2015	$24,334

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of warrants:

●	Stock prices on all measurement dates were based on the fair market value
●	Down round protection is based on the subsequent issuance of warrants with exercise prices less than $1.00 per share
●	The probability of a future equity financing event triggering the down round protection was estimated at 0%
●	Computed volatility of 93.6%
●	Risk free rate of 0.07%

6.  Notes Payable and Interest Expense

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. Accrued interest was $0 and $17,769 as of March 31, 2015 and 2013, respectively. Although this note is currently past due, the Company is legally prohibited from paying it due to a court order dated December 7, 2007 related to a summary judgment in favor of the Company stemming from litigation between the Company and Mr. Cherry. Accordingly, we have extinguished the note payable and related accrued interest in the amounts of $20,000 and $16,943, respectively, during 2014 and recorded a gain on debt extinguishment of $36,943.

Interest Expense

Interest expense was $0 and $826 during the three months ended March 31, 2015 and 2014, respectively.

7.  Stockholders’ Equity (Deficit)

Common Stock

2014

In March 2014, we issued 5,413,000 units of our securities at $1.00 per unit to accredited investors for the gross proceeds of $5,413,000.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  The units included warrants for the purchase of 1,353,238 shares of common stock at $1.20 per share. The warrants were valued at $1,320,569 and expire in 2019.We entered into a Registration Rights Agreement with the investors, pursuant to which we filed a resale registration statement covering the common shares made part of the units.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $370,685 in commissions from us.  In addition, we issued warrants for the purchase of 370,685 common stock units at $1.00 per unit to EGE in connection with the equity placements.  Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five year period, at an exercise price of $1.20 per share.

In March 2014, we issued 504,884 shares at $1.44 per share in connection with the acquisition of SmartReceipt. See Note 2.

In September 2015, we issued 500,000 shares of common stock at $1.01 per share for services and recorded share-based compensation of $505,000 in general and administrative expense.

In October 2014, we issued 2,137 accrued shares of common stock at $3.42 per share for services that had been recorded in 2013 as equity payable.

In October 2014, we issued 10,431 shares of common stock at $3.42 per share for services and recorded share-based compensation of $35,673 in general and administrative expense.

2015

On January 13, 2015, Michael Bynum, president and a member of the board of directors of Mobivity Holdings Corp, resigned as an officer, director and employee of the Company and all subsidiaries. In connection with Mr. Bynum's resignation, he and the Company entered into a customary separation agreement providing for mutual releases and other standard covenants and acknowledgements. In addition, the separation agreement modified Mr. Bynum's rights to severance under his employment agreement dated May 17, 2013 with the Company.  Pursuant to his employment agreement, Mr. Bynum was entitled to one year of salary, or $200,000, upon his resignation. However, under the separation agreement, Mr. Bynum agreed to accept 260,870 shares of the common stock of the Company in lieu of cash severance. The shares were valued on the closing market price on the date of the separation agreement of January 9, 2015 of $1.15 which provided a fair market value of the share consideration of $300,001. In addition, pursuant to his employment agreement, Mr. Bynum's options would continue to vest for three months following his resignation and all vested options would remain exercisable for a period of six months following his resignation. However, under the separation agreement, Mr. Bynum agreed that his options would cease vesting upon his resignation, all unvested options would expire upon resignation and all vested options would remain exercisable for a period of 12 months following his resignation.

On January 21, 2015, the board of directors of Mobivity Holdings Corp. appointed William Van Epps to serve as executive chairman of the Company. In connection with the appointment, the Company entered into an employment agreement dated January 19, 2015 with Mr. Van Epps.  Pursuant to his employment agreement, the Company has agreed to pay Mr. Van Epps a base salary $310,000, subject to annual review by the board.  The Company has also agreed to pay Mr. Van Epps a signing bonus of 50,000 shares of the Company’s common stock. The shares were valued on the closing market price on the date of the employment agreement of January 19, 2015 of $1.26 which provided a fair market value of the share consideration of $63,000.

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit. As of May 1, 2015, net proceeds of $4,570,500 have been received by the Company (this amount is less offering costs of $234,500). Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share and grant date fair value of $0.93.  We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.

EGE acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

Equity Payable

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  As of March 31, 2015, $4,530,000 in gross proceeds have been received with zero shares issued as of this file date and accordingly accounted for as an equity payable.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2015:

Options
Outstanding at December 31, 2014	5,399,320
Granted	1,789,500
Exercised	-
Canceled/forfeited/expired	(1,810,078)
Outstanding at March 31, 2015	5,361,658

The weighted average exercise price of stock options granted during the period was $1.28 and the related weighted average grant date fair value was $1.15 per share.

2014

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

2015

On January 1, 2015, the Company granted one employee 15,000 options to purchase shares of the Company common stock at the closing price as of January 1, 2015 of $1.19 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until January 1, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.07 was $16,050.

On January 22, 2015, the Company granted one employee 900,000 options to purchase shares of the Company common stock at the closing price as of January 22, 2015 of $1.28 per share.  The options vest in forty-eight equal monthly installments following the grant date and are exercisable until January 22, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.15 was $1,035,000.

On January 22, 2015, the Company granted three employees 471,500 options to purchase shares of the Company common stock at the closing price as of January 22, 2015 of $1.28 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until January 22, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.15 was $542,225.

On February 11, 2015, the Company granted one employee 3,000 options to purchase shares of the Company common stock at the closing price as of February 11, 2015 of $1.20 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until February 11, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.08 was $3,240.

On February 16, 2015, the Company granted one employee 300,000 options to purchase shares of the Company common stock at the closing price as of February 16, 2015 of $1.30 per share.  The options vest in forty-eight equal monthly installments following the grant date and are exercisable until February 16, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.17 was $351,000.

On March 2, 2015, the Company granted one employee 100,000 options to purchase shares of the Company common stock at the closing price as of March 2, 2015 of $1.20 per share.  The options vest in forty-eight equal monthly installments following the grant date and are exercisable until March 2, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.08 was $108,000.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
General and administrative	$186,803	$278,899
Sales and marketing	59,244	41,364
Engineering, research, and development	18,042	(4,884)
	$264,089	$317,351

Valuation Assumptions

An independent valuation expert calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Risk-free interest rate	1.58%	1.89%
Expected life (years)	6.04	6.08
Expected dividend yield	0%	0%
Expected volatility	132%	132%

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

The expected volatility in 2015 and 2014 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the three months ended March 31, 2015:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	591,436		$-	9.75	$703,809
Granted	62,501		$-	-	$-
Exercised		-	$-	-	$-
Canceled/forfeited/expired	-		$-	-	$-
Outstanding at March 31, 2015	653,937		$-	9.53	$7,84,724

Expected to vest at March 31, 2015	610,055		$-	9.52	$732,066
Exercisable at March 31,2015	386,304		$-	9.43	$463,565
Unvested at March 31, 2015	267,633		$-	9.67	$321,160
Unrecognized expense at March 31, 2015	$367,102

2014

On July 17, 2014, the Company granted four independent directors a total of 231,391 restricted stock units. All units vested as of December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit will be issued to the director upon the earliest to occur of (A) July 17, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On October 2, 2014, the Company granted one independent director a total of 11,743 restricted stock units. All units vested as of December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit will be issued to the director upon the earliest to occur of (A) October 2, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On October 10, 2014 the Company granted five independent directors a total of 34,670 restricted stock units. All units vested as of December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit will be issued to the director upon the earliest to occur of (A) October 10, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On November 6, 2014 the Company granted one independent director a total of 5,768 restricted stock units. All units vested as of December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit will be issued to the director upon the earliest to occur of (A) November 6, 2017, (B) a change in control of the Company, and (C) the termination of the director’s services with the Company.

On November 6, 2014 the Company granted one independent director a total of 37,593 restricted stock units. The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning January 31, 2015. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will, be issued to the director upon the earliest to occur of (A) November 6, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On November 18, 2014 the Company granted one independent director a total of 13,514 restricted stock units. All units vested as of December 31, 2014. The units were valued based on the closing stock price on the date of grant. The shares of Common Stock associated with the Restricted Stock Unit will be issued to the director upon the earliest to occur of (A) November 6, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On November 18, 2014 the Company granted five independent directors a total of 256,757 restricted stock units. The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning January 31, 2015. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) November 17, 2017, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

2015

On January 22, 2015 the Company granted three independent directors a total of 62,501 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning January 31, 2015. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) January 22, 2018, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
	2015	2014
General and administrative	$80,178	$-
	$80,178	$-

As of March 31, 2015, there was approximately $367,102 of unearned restricted stock unit compensation that will be expensed in 2015. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. We recorded stock-based compensation expense of $331 in general and administrative expense for the three months ended March 31, 2015. A summary of non-employee warrant activity from December 31, 2014 to March 31, 2015 is presented below:

Number
Outstanding
Outstanding at December 31, 2014	150,001
Granted	-
Exercised	-
Canceled/forfeited/expired	-
Outstanding at March 31, 2015	150,001

Warrants Issued to Investors and Placement Agents

2014

In March 2014, we issued warrants for the purchase of 1,353,238 shares of common stock at $1.20 per share in connection with the equity financing.

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

2015

In March 2015, we issued warrants to the purchase of 1,201,250 common stock units at $1.20 per share in connection with the equity financing. The grant date fair value of the warrants was $4,462,482 or $0.93 per share.

At March 31, 2015, we have warrants to purchase 8,199,603 shares of common stock at $1.20 per share that are outstanding. Of this amount, warrants to purchase 65,462 shares expire in 2015, warrants to purchase 55,598 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,201,250 shares expire in 2020.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$1,957,260	$-
Derivatives (recurring)	$-	$-	$24,334	$(18,325)
Earn-out payable (non-recurring)	$-	$-	$840,000	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$(4,078,693)
Intangibles, net (non-recurring)	$-	$-	$2,010,952	$(961,436)
Derivatives (recurring)	$-	$-	$42,659	$63,517
Earn-out payable (non-recurring)	$-	$-	$840,000	$1,492,000

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

See Note 5 for a table that provides a reconciliation of the derivative liabilities from December 31, 2014 to March 31, 2015.

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

As of March 31, 2015, the estimated dollar value of the earn-out payable was $840,000. As of March 31, 2015, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

10.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during March 2015 for the gross proceeds of $4,805,000. Two officers of the company participated in the private placement investing a total of $75,000, resulting in 75,000 common stock shares and 18,750 of common stock purchase warrants.

11. Subsequent Events
As discussed previously, we conducted the private placement of our securities during March 2015 for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit.  Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  The units were issued to all participants in May 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2014 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2015 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Recent Events

2015 Securities Purchase Agreement

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit.   Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  We entered into a Registration Rights Agreement with the investors, pursuant to which we filed a resale registration statement covering the common shares made part of the units on April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective.

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

2014 Securities Purchase Agreement

In March 2014, we conducted the private placement of 5,413,000 units of our securities at a price of $1.00 per unit for the gross proceeds of up to $5,413,000.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share or grant date fair value of $0.93 per share.    We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by May 15, 2014.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if we fail to timely file the registration statement and cause it to become effective.   EGE acted as placement agent for the private placement and received $370,685 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 370,685 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.20 per unit.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2015 were $940,172, an increase of $36,957, or 4.0%, compared to the same period in 2014. The net increase is primarily attributable to revenues attributed to Smart Receipt, which we acquired on March 12, 2014. We realized $214,790 of revenue from the acquired SmartReceipt operations during the three months ended March 31, 2015, whereas we had only 21 days, or $58,924 of revenue from the Smart Receipt operations during the prior year period. These increases were offset by a decrease in revenues in the amount of $88,260, or 51.0%, from large enterprise accounts and non-recurring or one-time events. Revenues from indirect sales decreased $39,644, or 31.0%, as compared to the same period in 2014, due to incremental subscription losses by our reseller clients.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended March 31, 2015 was $263,914, an increase of $3,021, or 1.2%, compared to the same period in 2014.   This increase is primarily due to higher server costs, offset by lower credit card merchant fees and consulting costs.  Server costs and application expenses increased 21.0% to $12,162 due primarily to higher server bandwidth costs to accommodate the SmartReceipt. Merchant fees declined 40.0% to $3,158 due to reduced merchant fee rates from switching providers, and a larger percentage of customer revenue paid by check. Consulting expenses declined 100.0% or $5,357 due to there being no custom software requirements from our customers in three months ended 2015.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $31,435, or 3.0%, during the three months ended March 31, 2015 compared to the same period in 2014. The increase in general and administrative expense was primarily due to increased personnel expenses and facilities expenses.  Personnel related expenses increased $183,508 due to increased management and support headcount as compared to the same period in 2014.  Facilities expense increased $13,558 with the additional of leased office space located in San Diego, CA in September 2014. These increased were offset by decreases in professional fees of $69,709 and consulting expenses of $66,695 due to the SmartReceipt acquisition in 2014. Legal fees decreased $18,878 due to lower legal costs associated with our business activities during the period. Investor relations fees decreased $20,292 due to the engagement of a new IR firm in September 2014.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $151,815, or 16.0%, during the three months ended March 31, 2015 compared to the same period in 2014.  The increase was primarily due to higher personal costs and higher share based compensation expenses offset by lower travel and entertainment costs and trade show related expenses.  During the three months ended March 31, 2015, personnel related expenses increased $207,376 primarily due to increased staffing, relocation expenses, and bonuses granted during the current period and share based compensation increased $17,879. Sales related travel & entertainment expenses decreased $71,225 over the prior year period and trade show related expenses decreased $11,362 due to lower show attendance as compared to the prior period in 2014.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $183,789, or 62.0%, during the three months ended March 31, 2015 compared to the same period in 2014.  The decrease was primarily due to the capitalization of production costs of $214,341 incurred in relation to internal software development (see note 2) and lower consulting costs of $60,259 as compared to 2014.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.  Depreciation and amortization expense decreased $12,337, or 18.0%, during the three months ended March 31, 2015 compared to the same period in 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.  Interest expense decreased $826, or 100.0%, during the three months ended March 31, 2015 compared to the same period in 2014.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2015 and 2014 was a gain of $18,325 and a gain of $30,079, respectively.

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

Liquidity and Capital Resources

As of March 31, 2015, we had current assets of $4,411,023, including $3,935,417 in cash, and current liabilities of $1,678,044, resulting in working capital of $2,732,979.  Current liabilities as of March 31, 2015 included estimated earn-outs in the amount of $840,000 and derivative liabilities in the amount of $24,334, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of March 31, 2015 in the amount of $3,597,313.

As of the date of this report, we believe we have working capital on hand to fund our current level of operations through at least the next twelve months.  However, there can be no assurance that we will not require additional capital within the next twelve months.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Period ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(985,896)	$(1,162,767)
Investing activities	(222,417)	(2,390,244)
Financing activities	4,295,500	4,964,358
Net change in cash	$3,087,187	$1,411,347

Investing Activities

Investing activities during the three months ended March 31, 2015 and March 31, 2014 includes $214,341 of capitalized software development costs and $2,368,019 in cash consideration used in our acquisitions, respectively.

Financing Activities

Financing activities for the three months ended March 31, 2015 include net proceeds from the sale of common stock units of $4,295,500.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of December 31, 2014, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
10.1	Employment Agreement dated January 21, 2015 with William Van Epps	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2015
10.2	Employment Agreement dated February 16, 2015 with Christopher Meinerz	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 20, 2015
10.3	Form of Securities Purchase Agreement dated March 2, 2015 between the Company and the investors named therein	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
10.4	Form of Registration Rights Agreement dated March 2, 2015 between the Company and the investors named therein	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed electronically herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed electronically herewith
101.INS	XBRL Instance Document	Filed electronically herewith
101.SCH	XBRL Taxonomy Schema Document	Filed electronically herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed electronically herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed electronically herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed electronically herewith
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: May 8, 2015	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)