Form 10-Q
period 2015-06-30
MOBIVITY HOLDINGS CORP.
filed 2015-08-13
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53851

Mobivity Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

55 N. Arizona Place, Suite 310
Chandler, Arizona 85225
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

As of August 13, 2015, the registrant had 27,864,078 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.                                  Financial Statements

Mobivity Holdings Corp.
Condensed Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash	$3,173,639	$848,230
Accounts receivable, net of allowance for doubtful accounts of $39,254 and $90,869, respectively	329,676	378,934
Other current assets	167,605	109,846
Total current assets	3,670,920	1,337,010

Goodwill	1,921,072	1,921,072
Intangible assets, net	2,278,881	2,010,952
Other assets	170,787	99,476
TOTAL ASSETS	$8,041,660	$5,368,510

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$537,685	$412,551
Accrued and deferred personnel compensation	157,408	185,214
Deferred revenue and customer deposits	68,494	180,941
Derivative liabilities	49,474	42,659
Other current liabilities	86,463	43,525
Earn-out payable	838,000	840,000
Total current liabilities	1,737,524	1,704,890
Total liabilities	1,737,524	1,704,890

Commitments and Contingencies (See Note 10)

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 27,864,063 and 22,748,193 shares issued and outstanding	27,864	22,748
Equity payable	100,862	100,862
Additional paid-in capital	68,260,823	62,565,974
Accumulated deficit	(62,085,413)	(59,025,964)
Total stockholders' equity	6,304,136	3,663,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,041,660	$5,368,510

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Revenues	$1,091,245	$1,109,891	$2,031,417	$2,013,106
Cost of revenues	270,038	258,340	533,952	519,234
Gross margin	821,207	851,551	1,497,465	1,493,872

Operating expenses
General and administrative	1,046,839	854,438	2,208,226	1,984,389
Sales and marketing	797,329	954,561	1,890,228	1,895,646
Engineering, research, and development	201,562	383,865	315,706	681,798
Depreciation and amortization	82,740	115,881	138,486	183,964
Total operating expenses	2,128,470	2,308,745	4,552,646	4,745,797

Loss from operations	(1,307,263)	(1,457,194)	(3,055,181)	(3,251,925)

Other income/(expense)
Interest income	492	171	547	1,902
Interest expense	-	(854)	-	(1,680)
Change in fair value of derivative liabilities	(25,140)	27,713	(6,815)	57,792
Gain on adjustment in contingent consideration	2,000	-	2,000	-
Total other income/(expense)	(22,648)	27,030	(4,268)	58,014

Loss before income taxes	(1,329,911)	(1,430,164)	(3,059,449)	(3,193,911)

Income tax expense	-	-	-	-

Net loss	$(1,329,911)	$(1,430,164)	$(3,059,449)	$(3,193,911)

Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.12)	$(0.16)

Weighted average number of shares during the period - basic and diluted	26,385,601	22,237,762	24,713,302	19,877,470

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Deficit	(Deficit)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500	4,805,000	4,805		4,565,695		4,570,500
Issuance of common stock for services	310,870	311		362,690		363,001
Stock based compensation				766,464		766,464
Net loss					(3,059,449)	(3,059,449)
Balance, June 30, 2015	27,864,063	$27,864	$100,862	$68,260,823	$(62,085,413)	$6,304,136

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2015		2014
OPERATING ACTIVITIES
Net loss		$(3,059,449)		$(3,193,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		4,111		35,057
Common stock issued for services		363,001		-
Stock-based compensation		766,464		577,871
Depreciation and amortization expense		138,486		183,963
Change in fair value of derivative liabilities		6,815		(57,792)
Gain on adjustment in contingent consideration		(2,000)		-
Increase (decrease) in cash resulting from changes in:
Accounts receivable		45,147		(96,782)
Other current assets		(57,759)		13,755
Other assets		(25,107)		-
Accounts payable		125,134		82,690
Accrued interest		-		1,680
Accrued and deferred personnel compensation		(27,806)		17,159
Deferred revenue and customer deposits		(112,447)		(87,882)
Other liabilities		42,938		(10,016)
Net cash used in operating activities		(1,792,472)		(2,534,208)

INVESTING ACTIVITIES
Purchases of equipment		(50,513)		(19,151)
Capitalized software development costs		(402,106)		-
Acquisitions		-		(2,368,019)
Net cash used in investing activities		(452,619)		(2,387,170)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs		4,570,500		4,977,130
Net cash provided by financing activities		$4,570,500		$4,977,130

Net change in cash		2,325,409		55,752
Cash at beginning of period		848,230		2,572,685
Cash at end of period		$3,173,639		$2,628,437

Supplemental disclosures:
Cash paid during period for :
Interest		$-		$1,680
Non-cash investing and financing activities:	$		$
Issuance of common stock for acquisitions		-		672,505
Earn-out payable recorded for acquisition		$-		$2,273,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

During the six months ended June 30, 2015 and 2014, one customer accounted for 34% and 27%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2015 and 2014, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2015 and 2014, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition.  The FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. This guidance will be effective for the Company for its fiscal year 2016, with no early adoption permitted.

The new revenue recognition guidance becomes effective for the Company on January 1, 2017, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance will be effective for the Company for its fiscal year 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU 2014-16 was issued to clarify how current U.S GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-16 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2015-05 on its consolidated financial statements.

3. Acquisitions

SmartReceipt Acquisition

In March 2014, we acquired all the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of its $0.001 par value common stock; and (3) our earn-out payment of 200% of the “eligible revenue” of us over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” consists of: 100% our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment is payable in our common shares at the rate of $1.85 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement. As of June 30, 2015, the estimated dollar value of the earn-out payable was $838,000. As of June 30, 2015, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet.

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
For the period ended June 30, 2014

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2015 and December 31, 2014 was $1,921,072.

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2015 and December 31, 2014:

	Balance at December 31, 2014	Additions	Amortization	Balance at June 30, 2015
Patents and trademarks	$108,952	$-	$(4,573)	$104,379
Customer and merchant relationships	1,540,000	-	(83,244)	1,456,756
Trade name	152,000	-	(8,216)	143,784
Acquired technology	210,000	-	(11,351)	198,649
Total	$2,010,952	$-	$(107,384)	$1,903,568

The intangible assets are being amortized on a straight line basis over their estimated useful lives of ten to twenty years.

Amortization expense for intangible assets was $53,692 and $114,232 for the three months ended June 30, 2015 and 2014, respectively.

Amortization expense for intangible assets was $107,384 and $180,465 for the six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2015 is as follows:

Year ending December 31,	Amount
2015	$158,790
2016	214,769
2017	214,769
2018	214,770
2019	214,770
Thereafter	885,700
Total	$1,903,568

5.  Software Development Costs

The Company has capitalized certain costs for software developed or obtained for internal use during the application development stage as it relates to specific contracts. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities.

The following table presents details of our software development costs as of June 30, 2015 and December 31, 2014:

	Balance at December 31, 2014	Additions	Amortization	Balance at June 30, 2015
Software development costs	-	402,106	(26,793)	375,313
Total	$-	$402,106	$(26,793)	$375,313

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

Amortization expense for software development costs was $26,793 and $0 for both the three and six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expense of software development costs as of June 30, 2015 is as follows:

Year ending December 31,	Amount
2015	$100,526
2016	201,053
2017	73,734
2018	-
2019	-
Thereafter	-
Total	$375,313

6.  Derivative Liabilities

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

Our derivative liabilities at June 30, 2015 and December 31, 2014 both relate to these warrants.

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At June 30, 2015 and December 31, 2014, we recorded current derivative liabilities of $49,474 and $42,659, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended June 30, 2015 and 2014 was a (loss)/gain of ($25,140) and $27,713, respectively.

The net change in fair value of the derivative liabilities for the six months ended June 30, 2015 and 2014 was a (loss)/gain of $(6,815) and $57,792, respectively.

The following table presents the derivative liabilities by instrument type as of June 30, 2015 and December 31, 2014:

Derivative Value by Instrument Type	June 30, 2015	December 31, 2014
Warrants	$49,474	$42,659
	$49,474	$42,659

The following table presents details of our derivative liabilities from December 31, 2014 to June 30, 2015:

Balance December 31, 2014	$42,659
Change in fair value of derivative liabilities	6,815
Balance June 30, 2015	$49,474

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of warrants:

·	Stock prices on all measurement dates were based on the fair market value
·	Down round protection is based on the subsequent issuance of warrants with exercise prices less than $1.00 per share
·	The probability of a future equity financing event triggering the down round protection was estimated at 0%
·	Computed volatility of 123.3%
·	Risk free rates of 0.01%-0.02%

7.   Notes Payable and Interest Expense

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. Accrued interest was $0 as of June 30, 2015 and December 31, 2014. A court order was issued and December 7, 2007 that related to a summary judgment in favor of the Company, stemming from litigation between the Company and Mr. Cherry. Accordingly, we have extinguished the note payable as of December 31, 2014 and related accrued interest in the amounts and recorded a gain on debt extinguishment of $36,943.

Interest Expense

Interest expense was $0 and $854 during the three months ended June 30, 2015 and 2014, respectively.

Interest expense was $0 and $1,680 during the six months ended June 30, 2015 and 2014, respectively.

8.  Stockholders’ Equity (Deficit)

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

In March 2014, we issued 504,884 shares at $1.44 per share in connection with the acquisition of SmartReceipt. See Note 3.

In September 2014, we issued 500,000 shares of common stock at $1.01 per share for services and recorded share-based compensation of $505,000 in general and administrative expense.

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

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2015:

Options
Outstanding at December 31, 2014	5,399,320
Granted	2,301,500
Exercised	-
Canceled/forfeited/expired	(2,733,326)
Outstanding at June 30, 2015	4,967,494

The weighted average exercise price of stock options granted during the period was $1.26 and the related weighted average grant date fair value was $1.13 per share.

2014

On February 27, 2014, the Company granted one employee 180,000 options to purchase shares of the Company common stock at the closing price as of February 27, 2014 of $1.40 per share.  The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until February 27, 2024.  The total estimate value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.26 was $226,800.

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

On April 16, 2015, the Company granted five employees 445,000 options to purchase shares of the Company common stock at the closing price as of April 16, 2015 of $1.20 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until April 16, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $1.08 was $480,600.

On April 27, 2015, the Company granted one employee 20,000 options to purchase shares of the Company common stock at the closing price as of April 27, 2015 of $1.10 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until April 27, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.99 was $19,800.

On May 4, 2015, the Company granted two employees 25,000 options to purchase shares of the Company common stock at the closing price as of May 4, 2015 of $1.00 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until May 4, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.90 was $22,500.

On May 13, 2015, the Company granted one employee 20,000 options to purchase shares of the Company common stock at the closing price as of May 13, 2015 of $0.99 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until May13, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.89 was $17,800.

On June 1, 2015, the Company granted one employee 2,000 options to purchase shares of the Company common stock at the closing price as of June 1, 2015 of $0.85 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until June 1, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.77 was $1,540.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General and administrative	$219,798	$197,763	$406,603	$476,663
Sales and marketing	54,385	46,110	113,629	87,475
Engineering, research, and development	26,410	15,148	44,451	10,264
	$300,593	$259,021	$564,683	$574,402

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015	2014
Risk-free interest rate	1.56%	2.09%
Expected life (years)	6.03	6.02
Expected dividend yield	0%	0%
Expected volatility	132%	132%

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

The expected volatility in 2015 and 2014 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the six months ended June 30, 2015:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	591,436		$-	9.75	$703,809
Granted	62,501		$-	-	$-
Exercised		-	$-	-	$-
Canceled/forfeited/expired	-		$-	-	$-
Outstanding at June 30, 2015	653,937		$-	9.28	$784,724

Expected to vest at June 30, 2015	610,055		$-	9.27	$732,066
Exercisable at June 30, 2015	475,518		$-	9.23	$570,621
Unvested at June 30, 2015	178,419		$-	9.42	$214,103
Unrecognized expense at June 30, 2015	$245,499

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

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
General and administrative	$121,603	$-	$201,781	$-
	$121,603	$-	$201,781	$-

As of June 30, 2015, there was approximately $245,499 of unearned restricted stock unit compensation that will be expensed in 2015. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. We recorded stock-based compensation expense from warrants of $0 and $331 in general and administrative expense for the three and six months ended June 30, 2015, respectively. A summary of non-employee warrant activity from December 31, 2014 to June 30, 2015 is presented below:

Number
Outstanding
Outstanding at December 31, 2014	150,001
Granted	-
Exercised	-
Canceled/forfeited/expired	-
Outstanding at June 30, 2015	150,001

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

2015

In March 2015, we issued warrants to the purchase of 1,201,250 common stock units at $1.20 per share in connection with the equity financing. The grant date fair value of the warrants was $4,462,482 or $0.93 per share. Additionally, we issued to EGE warrants to purchase an aggregate of 234,500 units, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

At June 30, 2015, we have warrants to purchase 8,176,088 and 234,500 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 41,947 shares expire in 2015, warrants to purchase 55,598 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,435,750 shares expire in 2020.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,278,881	$-
Derivatives (recurring)	$-	$-	$49,474	$(6,815)
Earn-out payable (non-recurring)	$-	$-	$838,000	$2,000

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

See Note 6 for a table that provides a reconciliation of the derivative liabilities from December 31, 2014 to June 30, 2015.

10.  Commitments and Contingencies

Lease Abandonment

On June 8, 2015, the Company incurred a lease abandonment charge of $54,849 for the three and six months ended June 30, 2015, for the former corporate headquarters located at 58 W. Buffalo St. Suite #200 in Chandler, Arizona. Due to the growth of the Company, occupancy has been taken under a new leased spaced. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until November 30, 2015. All leased space related to this lease was abandoned and ceased to be used by the Company on June 30, 2015.

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Earn-Out Contingency

We have an earn-out commitment associated with the acquisition of SmartReceipt. The earn-out consists of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.  The earn-out payment will be payable in common shares of the Company at the rate of $1.85 per share, which is based on (the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

As of June 30, 2015, the estimated dollar value of the earn-out payable was $838,000. As of June 30, 2015, the earn-out payable was recorded as a current liability, due to its one year term, on the consolidated balance sheet and is expected to be issued during the third quarter of fiscal year 2015.

11.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the six months ended June 30, 2015 for the gross proceeds of $4,805,000. Two officers of the company participated in the private placement investing a total of $75,000, resulting in 75,000 common stock shares and 18,750 of common stock purchase warrants.

12. Subsequent Events

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

Results of Operations

Revenues

Revenues consist of several different lines of business. These include, 800 hosted call-in (“IVR”); short message service (“SMS”); Stampt (our loyalty application); Smart Receipt; point-of-purchase (“POP”) marketing display; campaign revenue which is derived from a flat monthly subscription fee associated with “text-to-win” campaigns by our customers; Ad Model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended June 30, 2015 were $1,091,245, a decrease of $18,646, or 2%, compared to the same period in 2014. The net decrease is primarily attributable to decreases in IVR, SMS, Stampt and campaign revenues, which decreased $83,828 compared to the same period in 2014. These decreases are offset by an increase in Smart Receipt, Ad Model and other revenue of $65,798 compared to the same period in 2014.

Revenues for the six months ended June 30, 2015 were $2,031,417, an increase of $18,311, or 1%, compared to the same period in 2014. The net increase is primarily attributable to revenues attributed to Smart Receipt, which we acquired on March 12, 2014. We realized $485,045 of revenue from the acquired SmartReceipt operations during the six months ended June 30, 2015, whereas we had only 112 days, or $336,395 of revenue from the Smart Receipt operations during the prior year period. These increases were offset by a decrease in revenues in the amount of $127,382, from IVR and SMS.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended June 30, 2015 was $270,038, an increase of $11,698, or 5%, compared to the same period in 2014.  This increase is primarily due to higher startup and application fees on new contracts whose return on investment is not immediately realized. These are offset by lower IVR cost of revenues in proportion to the decline in revenues.

Cost of revenues for the six months ended June 30, 2015 was $533,952, an increase of $14,718, or 3%, compared to the same period in 2014.  This increase is primarily due to higher startup and application fees on new contracts whose return on investment is not immediately realized. These are offset by lower IVR cost of revenues in proportion to the decline in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $192,401, or 23%, during the three months ended June 30, 2015 compared to the same period in 2014. The increase in general and administrative expense was primarily due to increased personnel expenses, including a share based compensation expense increase of $142,139 and an increase in rent expense of $54,303 primarily related to the lease termination charge.  Personnel related expenses, exclusive of share based compensation increased $87,016 due to increased management and support headcount as compared to the same period in 2014.  These increases were offset by decreases in legal fees of $58,496 due to lower legal costs associated with our business activities during the period. Accounting fees also decreased $17,964 due to the prior year additional costs related to the acquisition of Smart Receipt.

General and administrative expenses increased $223,837, or 11%, during the six months ended June 30, 2015 compared to the same period in 2014. The increase in general and administrative expense was primarily due to increased personnel expenses and facilities expenses.  Personnel related expenses increased $404,963, which included $128,251 of stock based compensation, due to increased management and support headcount as compared to the same period in 2014.  Facilities expense increased $66,214 primarily related to the lease termination charge and additional leased office space located in San Diego, California in September 2014. These increases were offset by decreases in consulting expenses of $70,597 related to the SmartReceipt acquisition in 2014. Legal fees decreased $77,375 due to lower legal costs associated with our business activities during the period. Investor relations fees decreased $28,525 due to the engagement of a new investor relations firm in September 2014. Accounting fees decreased $84,827 due to the prior year additional costs related to the acquisition of Smart Receipt. Bad debt expense decreased by $30,947 due to better collection on overdue accounts.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $157,232, or 16%, during the three months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily due to lower personnel costs, consulting, and travel and entertainment costs.  During the three months ended June 30, 2015, personnel related expenses decreased $70,745 primarily due to decreased staffing and related incentive compensation during the current period. Consulting decreased $15,491 due to lower utilization of contracted staff. Sales related travel & entertainment expenses decreased $69,573 over the prior year due to lower show attendance as compared to the prior period in 2014.

Sales and marketing expenses were relatively flat during the six months ended June 30, 2015 compared to the same period in 2014, decreasing by $5,418, or less than 1%.   During the six months ended June 30, 2015, personnel related expenses increased $143,023 primarily due to increased staffing compared to 2014. Sales related travel & entertainment expenses decreased $140,800 over the prior year.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $182,303, or 47%, during the three months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily due to the capitalization of production costs of $187,765 incurred in relation to internal software development (see notes 2 and 5) and lower consulting costs of $82,418 as compared to 2014.  These decreases were partially offset by increased personnel costs primarily related to an increase in staffing to support the Company’s growth.

Engineering, research & development expenses decreased $366,092, or 54%, during the six months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily due to the capitalization of production costs of $402,106 incurred in relation to internal software development (see notes 2 and 5) and lower consulting costs of $142,676 as compared to 2014.   These decreases were partially offset by increased personnel costs primarily related to an increase in staffing to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.  Depreciation and amortization expense decreased $33,141 or 29%, during the three months ended June 30, 2015 compared to the same period in 2014.  Depreciation and amortization expense decreased $45,478, or 25%, during the six months ended June 30, 2015 compared to the same period in 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.  Interest expense decreased $854, or 100%, during the three months ended June 30, 2015 compared to the same period in 2014.  Interest expense decreased $1,680, or 100%, during the six months ended June 30, 2015 compared to the same period in 2014.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2015 and 2014 was a loss of $25,140 and a gain of $27,713, respectively.

The change in fair value of derivative liabilities for the six months ended June 30, 2015 and 2014 was a loss of $6,815 and a gain of $57,792, respectively.

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

Liquidity and Capital Resources

As of June 30, 2015, we had current assets of $3,670,920, including $3,173,639 in cash, and current liabilities of $1,737,524, resulting in working capital of $1,933,396.  Current liabilities as of June 30, 2015 included estimated earn-outs in the amount of $838,000 and derivative liabilities in the amount of $49,474, all of which are payable in shares of our common stock. Giving no effect to the estimated earn-out and derivative liabilities, we had pro forma working capital as of June 30, 2015 in the amount of $2,820,870.

As of the date of this report, we believe we have working capital on hand to fund our current level of operations at least through the end of the year.  However, there can be no assurance that we will not require additional capital.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows
	Period ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(1,792,472)	$(2,534,208)
Investing activities	(452,619)	(2,387,170)
Financing activities	4,570,500	4,977,130
Net change in cash	$2,325,409	$55,752

Investing Activities

Investing activities during the six months ended June 30, 2015 includes $402,106 of capitalized software development costs and $50,513 of equipment purchases.

Investing activities during the six months ended June 30, 2014 includes $2,368,019 in cash consideration used in our acquisitions and $19,151 of equipment purchases.

Financing Activities

Financing activities for the six months ended June 30, 2015 and June 30, 2014 includes net proceeds from the sale of common stock units of $4,570,500 and $4,977,130, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of June 30,2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

(1) Inadequate segregation of duties and effective risk assessment;
(2) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the SEC; and
(3) Inadequate closing processes to ensure all material misstatements are corrected in the financial statements, as evidenced by the fact that there were audit adjustments and restatements of our financial statements

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Definition Linkbase Document *
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: August 13, 2015	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)