Form 10-Q
period 2015-09-30
MOBIVITY HOLDINGS CORP.
filed 2015-11-12
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 12, 2015, the registrant had 28,787,991 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,800,716	$848,230
Accounts receivable, net of allowance for doubtful accounts of $28,696 and $90,869, respectively	766,329	378,934
Other current assets	192,843	109,846
Total current assets	2,759,888	1,337,010
Goodwill	1,921,072	1,921,072
Intangible assets, net	2,241,483	2,010,952
Other assets	176,254	99,476
TOTAL ASSETS	$7,098,697	$5,368,510
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$500,165	$412,551
Accrued and deferred personnel compensation	144,903	185,214
Deferred revenue and customer deposits	71,872	180,941
Derivative liabilities	7,679	42,659
Other current liabilities	189,945	43,525
Earn-out payable	-	840,000
Total current liabilities	914,564	1,704,890
Total liabilities	914,564	1,704,890
Commitments and Contingencies (See Note 10)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; and 28,787,991 and 22,748,193, shares issued and outstanding	28,788	22,748
Equity payable	100,862	100,862
Additional paid-in capital	69,462,344	62,565,974
Accumulated deficit	(63,407,861)	(59,025,964)
Total stockholders' equity (deficit)	6,184,133	3,663,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,098,697	$5,368,510

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Revenues	$1,303,663	$1,044,254	$3,335,080	$3,057,360
Cost of revenues	286,503	272,252	820,455	791,486
Gross margin	1,017,160	772,002	2,514,625	2,265,874
Operating expenses
General and administrative	1,068,157	916,322	3,276,384	2,900,711
Sales and marketing	1,005,520	828,333	2,895,748	2,723,979
Engineering, research, and development	269,273	344,322	584,978	1,026,120
Depreciation and amortization	105,512	116,309	243,998	300,273
Total operating expenses	2,448,462	2,205,286	7,001,108	6,951,083
Loss from operations	(1,431,302)	(1,433,284)	(4,486,483)	(4,685,209)
Other income/(expense)
Interest income	506	132	1,054	2,034
Interest expense	-	(883)	-	(2,563)
Intangible asset impairment	(21,188)	-	(21,188)	-
Change in fair value of derivative liabilities	41,795	(2,354)	34,980	55,438
Gain on adjustment in contingent consideration	87,740	-	89,740	-
Total other income/(expense)	108,853	(3,105)	104,586	54,909
Loss before income taxes	(1,322,449)	(1,436,389)	(4,381,897)	(4,630,300)
Income tax expense	-	(1,678)	-	(1,678)
Net loss	$(1,322,449)	$(1,438,067)	$(4,381,897)	$(4,631,978)
Net loss per share - basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.22)
Weighted average number of shares during the period - basic and diluted	28,480,322	22,237,762	25,973,592	20,672,880

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$(59,025,964)	$3,663,620
Issuance of common stock for financing, including transaction costs of $234,500	4,805,000	4,805		4,565,695		4,570,500
Issuance of common stock for services	310,870	311		362,690		363,001
Issuance of common stock for earnout	903,928	904		749,356		750,260
Stock based compensation	20,000	20		1,218,629		1,218,649
Net loss					(4,381,897)	(4,381,897)
Balance, September 30, 2015	28,787,991	$28,788	$100,862	$69,462,344	$(63,407,861)	$6,184,133

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(4,381,897)	$(4,631,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(8,300)	37,687
Common stock issued for services	363,001	199,575
Stock-based compensation	1,218,649	869,394
Depreciation and amortization expense	243,998	300,273
Change in fair value of derivative liabilities	(34,980)	(55,438)
Loss on disposal of fixed assets	6,943	-
Gain on adjustment in contingent consideration	(89,740)	-
Intangible asset impairment	21,188	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(379,095)	51,185
Other current assets	(82,997)	20,778
Other Assets	(43,082)	(8,290)
Accounts payable	87,614	(55,797)
Accrued interest	-	2,562
Accrued and deferred personnel compensation	(40,311)	39,675
Deferred revenue and customer deposits	(109,069)	(139,510)
Other liabilities	146,420	(13,925)
Net cash used in operating activities	(3,081,658)	(3,383,809)
INVESTING ACTIVITIES
Purchases of equipment	(46,506)	(24,865)
Capitalized software development costs	(489,850)	-
Acquisitions	-	(2,368,019)
Net cash used in investing activities	(536,356)	(2,392,884)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	4,570,500	4,977,130
Net cash provided by financing activities	4,570,500	4,977,130
Net change in cash	952,486	(799,563)
Cash at beginning of period	848,230	2,572,685
Cash at end of period	$1,800,716	$1,773,122
Supplemental disclosures:
Cash paid during period for :
Interest	$-	$2,563
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$-	$672,505
Issuance of common stock for earn-out payable	$750,260	$-
Earn-out payable recorded for acquisition	$-	$2,273,000

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015.

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

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, non-compete agreements, and software development costs. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from ten to twenty years. No significant residual value is estimated for intangible assets.

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

During the nine months ended September 30, 2015 and 2014, one customer accounted for 32% and 22%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2015 and 2014, the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2015 and 2014, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  Acquisitions

SmartReceipt Acquisition

In March 2014, we acquired all the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of its $0.001 par value common stock; and (3) our earn-out payment of 200% of the “eligible revenue” over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” consists of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  The earn-out payment is payable in our common shares at the rate of $1.85 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.  As of September 30, 2015, the earn-out payable was settled for 903,928 shares of our Common Stock.

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

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2015 and December 31, 2014 was $1,921,072.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2015 and December 31, 2014:

	Balance at December 31, 2014	Additions	Impairments	Amortization	Balance at September 30, 2015
Patents and trademarks	$108,952	$-	$(21,188)	$(6,860)	$80,904
Customer and merchant relationships	1,540,000	-	-	(124,865)	$1,415,135
Trade name	152,000	-	-	(12,324)	$139,676
Acquired technology	210,000	-	-	(17,027)	$192,973
	$2,010,952	$-	$(21,188)	$(161,076)	$1,828,688

The intangible assets are being amortized on a straight line basis over their estimated useful lives of ten to twenty years.

The Company recorded an impairment charge for patent application fees that were not granted of $21,188 for both the three and nine months ended September 30, 2015.

Amortization expense for intangible assets was $53,692 and $114,228 for the three months ended September 30, 2015 and 2014, respectively.

Amortization expense for intangible assets was $161,076 and $294,696 for the nine months ended September 30, 2015 and 2014, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2015 is as follows:

Year ending December 31,	Amount
2015	$53,380
2016	213,519
2017	213,519
2018	213,520
2019	213,520
Thereafter	921,230
Total	$1,828,688

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

The following table presents details of our software development costs as of September 30, 2015 and December 31, 2014:

	Balance at December 31, 2014	Additions	Amortization	Balance at September 30, 2015
Software Development Costs	$-	$489,850	$(77,055)	$412,795
	$-	$489,850	$(77,055)	$412,795

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

Amortization expense for software development costs was $50,262 for the three months ended September 30, 2015.

Amortization expense for software development costs was $77,055 for the nine months ended September 30, 2015.

The estimated future amortization expense of software development costs as of September 30, 2015 is as follows:

Year ending December 31,	Amount
2015	$61,230
2016	244,920
2017	106,645
2018	-
2019	-
Thereafter	-
Total	$412,795

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

Our derivative liabilities at September 30, 2015 and December 31, 2014 both relate to these warrants.

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At September 30, 2015 and December 31, 2014, we recorded current derivative liabilities of $7,679 and $42,659, respectively, which are detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the three months ended September 30, 2015 and 2014  was a gain/(loss) of $41,795 and $(2,354), respectively.

The net change in fair value of the derivative liabilities for the nine months ended September 30, 2015 and 2014 was a gain of $34,980 and $55,438, respectively.

The following table presents the derivative liabilities by instrument type as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Derivative Value by Instrument Type	2015	2014
Warrants	$7,679	$42,659
	$7,679	$42,659

The following table presents details of our derivative liabilities from December 31, 2014 to September 30, 2015:

Balance December 31, 2014	$42,659
Change in fair value of derivative liabilities	(34,980)
Balance September 30, 2015	$7,679

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

Key inputs and assumptions used in valuing our derivative liabilities are as follows:

For issuances of warrants:

•	Stock prices on all measurement dates were based on the fair market value
•	Down round protection is based on the subsequent issuance of warrants with exercise prices less than $1.00 per share
•	The probability of a future equity financing event triggering the down round protection was estimated at 0%
•	Computed volatility of 112.2%

•	Risk free rate of 0.01%

7.  Notes Payable and Interest Expense

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008.  There was no accrued interest as of September 30, 2015 and December 31, 2014.  A court order was issued and December 7, 2007 that related to a summary judgment in favor of the Company, stemming from litigation between the Company and Mr. Cherry. Accordingly, we have extinguished the note payable as of December 31, 2014 and related accrued interest in the amounts and recorded a gain on debt extinguishment of $36,943.

Interest Expense

Interest expense was $883 during the three months ended September 30, 2014.

Interest expense was $2,563 during the nine months ended September 30, 2014.

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

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit. As of May 1, 2015, net proceeds of $4,570,500 have been received by the Company (this amount is less offering costs of $234,500). Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share and grant date fair value of $0.93.   We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015.   The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective. The Registration Rights Agreement was declared effective as of September 10, 2015. As of the date of this filing, liquidated damages in regards to the timely filing of the registration statement have been waived.

EGE acted as placement agent for the private placement and received $234,500 in commissions from us.   In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

On July 31, 2015 we issued 903,928 shares of our common stock in satisfaction of the SmartReceipt earn-out payable. The earn-out payment was at the rate of $1.85 per share as further described in Note 10.

On August 14, 2015 we issued 20,000 Restricted Stock Units to a former employee at $1.18 per share for services and recorded share-based compensation of $23,800 in general and administrative expense

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2015:

Options
Outstanding at December 31, 2014	5,399,320
Granted	2,701,500
Exercised	-
Canceled/forfeited/expired	(2,733,326)
Outstanding at September 30, 2015	5,367,494

The weighted average exercise price of stock options granted during the period was $1.18 and the related weighted average grant date fair value was $1.06 per share.

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

On August 20, 2015, the Company granted three employees 400,000 options to purchase shares of the Company common stock at the closing price as of August 20, 2015 of $0.75 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 20, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 132% and a call option value of $0.67 was $268,000.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General and administrative	$198,106	$311,047	$604,709	$925,383
Sales and marketing	77,887	29,258	191,516	116,733
Engineering, research, and development	30,789	16,588	75,240	26,852
	$306,782	$356,893	$871,465	$1,068,968

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,
	2015	2014
Risk-free interest rate	1.58%	1.97%
Expected life (years)	6.02	6.08
Expected dividend yield	-%	-%
Expected volatility	132.0%	132.0%

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

The expected volatility in 2015 and 2014 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	591,436	$-	9.75	$703,809
Granted	82,501	$-	-	$-
Exercised	(20,000)	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at September 30, 2015	653,937	$-	9.03	$366,205

Expected to vest at September 30, 2015	630,055	$-	8.73	$352,831
Exercisable at September 30, 2015	564,732	$-	9.01	$316,250
Unvested at September 30, 2015	89,205	$-	9.17	$49,955
Unrecognized expense at September 30, 2015	$122,559

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

On February 10, 2015 the Company granted an employee 20,000 restricted stock units in accordance with a separation agreement. The units were valued based on the closing stock price on the date of grant. All units vest equally in 6 monthly installments beginning on the grant date. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement were issued on August 14, 2015 in accordance with the agreement.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General and administrative	$145,403	$-	$347,184	$-
	$145,403	$-	$347,184	$-

As of September 30, 2015, there was approximately $122,559 of unearned restricted stock unit compensation that will be expensed in 2015. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. We recorded stock-based compensation expense from warrants of $0 and $331 in general and administrative expense for the three and nine months ended September 30, 2015, respectively. A summary of non-employee warrant activity from December 31, 2014 to September 30, 2015 is presented below:

Number Outstanding
Outstanding at December 31, 2014	150,001
Granted	-
Exercised	-
Canceled/forfeited/expired	-
Outstanding at September 30, 2015	150,001

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

At September 30, 2015, we have warrants to purchase 8,134,141 and 234,500 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 21,369 shares expire in 2015, warrants to purchase 34,229 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,435,750 shares expire in 2020.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,241,483	$(21,188)
Derivative liabilities (recurring)	$-	$-	$7,679	$34,980
Earn-out payable (recurring)	$-	$-	$-	$89,740

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

See Note 6 for a table that provides a reconciliation of the derivative liabilities from December 31, 2014 to September 30, 2015.

10.  Commitments and Contingencies

Lease Abandonment

On June 8, 2015, the Company incurred a lease abandonment charge of $54,849 for three and nine months ended September 30, 2015, for the former corporate headquarters located at 58 W. Buffalo St. Suite #200 in Chandler, Arizona. Due to the growth of the Company, occupancy has been taken under a new leased space. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until November 30, 2015. All leased space related to this lease was abandoned and ceased to be used by the Company on June 30, 2015.

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Earn-Out Contingency

We have an earn-out commitment associated with the acquisition of SmartReceipt. The earn-out consists of 200% of the “eligible revenue” of the Company over the 12 month period following the close of the transaction (“earn-out period”).   The “eligible revenue” will consist of: 100% of Company revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of Company revenue derived during the earn out period from the sale of Company products and services to the designated SmartReceipt clients, plus 50% of the Company revenue derived during the earn out period from the sale of SmartReceipt products and services to Company clients who are not designated SmartReceipt clients.   The earn-out payment is payable in common shares of the Company at the rate of $1.85 per share, which is based on the volume weighted average trading price of the Company’s common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.

As of September 30, 2015, the earn-out payable was satisfied for 903,928 shares of our Common Stock. As a result of this share payment, the company recorded a gain of $87,740 and $89,740 for the three and nine months ended September 30, 2015 in accordance with ASC 805-30-35-1 (subsequent measurement of consideration transferred in a business combination).

11.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the nine months ended September 30, 2015 for the gross proceeds of $4,805,000. Two officers of the company participated in the private placement investing a total of $75,000, resulting in 75,000 common stock shares and 18,750 of common stock purchase warrants.

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

Recent Events

2015 Securities Purchase Agreement

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit.  Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  We entered into a Registration Rights Agreement with the investors, pursuant to which we filed a resale registration statement covering the common shares made part of the units on April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective. The Registration Rights Agreement was declared effective as of September 10, 2015. As of the date of this filing, liquidated damages in regards to the timely filing of the registration statement have been waived.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

2014 Smart Receipt Acquisition

On March 12, 2014, we acquired all of the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of our common stock; and (3) our earn-out payment of 200% of the “eligible revenue” over the 12 month period following the close of the transaction (“earn-out period”).  The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients.  As of September 30, 2015, the earn-out payable was satisfied as described in Note 10.

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

Revenues for the three months ended September 30, 2015 were $1,303,663,  an increase of $259,409, or 25%, compared to the same period in 2014. The net increase is primarily attributable to an increase in Smart Receipt of $341,997. This increase was offset by decreases in IVR, SMS, Stampt and campaign revenues, which decreased $82,590 compared to the same period in 2014.

Revenues for the nine months ended September 30, 2015 were $3,335,080,  an increase of $277,720, or 9%, compared to the same period in 2014. The net increase is primarily attributable to revenues attributed to Smart Receipt, which we acquired on March 12, 2014. We realized $490,112 of revenue from the acquired SmartReceipt operations during the nine months ended September 30, 2015, whereas we had only 202 days, or $214,139 of revenue from the Smart Receipt operations during the prior year period. These increases were offset by a decrease in revenues in the amount of $272,800, from IVR,  campaign, and SMS.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended September 30, 2015 was $286,503,  an increase of $14,251, or 5%, compared to the same period in 2014.   This increase is primarily due to higher startup and application fees on new contracts whose return on investment is not immediately realized. These are offset by lower IVR cost of revenues in proportion to the decline in revenues.

Cost of revenues for the nine months ended September 30, 2015 was $820,455,  an increase of $28,969, or 4%, compared to the same period in 2014.   This increase is primarily due to higher startup and application fees on new contracts whose return on investment is not immediately realized. These are offset by lower IVR cost of revenues in proportion to the decline in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $151,835, or 17%, during the three months ended September 30, 2015 compared to the same period in 2014. The increase in general and administrative expense was primarily due to increased personnel expenses.   Personnel related expenses, exclusive of share based compensation increased $179,249 due to increased management and support headcount as compared to the same period in 2014.   These increases were offset by decreases  in other areas as a result of reduced spending.

General and administrative expenses increased $375,673, or 13%, during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in general and administrative expense was primarily due to increased personnel expenses and facilities expenses.  Personnel related expenses increased $438,922,  due to increased management and support headcount as compared to the same period in 2014.   Facilities expense increased $78,855 primarily related to the lease termination charge and additional leased office space located in San Diego, California in September 2014. These increases were offset by decreases in consulting expenses of $64,831 related to the SmartReceipt acquisition in 2014. Legal fees decreased $45,223 due to lower legal costs associated with our business activities during the period. Investor relations fees decreased $30,175 due to the engagement of a new investor relations firm in September 2014. Accounting fees decreased $86,066 due to the prior year additional costs related to the acquisition of Smart Receipt. Bad debt expense decreased by $45,987 due to better collection on overdue accounts.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $177,187, or 21%, during the three months ended September 30, 2015 compared to the same period in 2014.   The increase was primarily due to higher personnel costs,  trade shows, travel and entertainment costs.   During the three months ended September 30, 2015,  personnel related expenses, including share-based compensation, increased $117,816 primarily due to increased staffing and related incentive compensation during the current period. Trade show and travel related costs increased  $52,127 due to higher show attendance as compared to the prior period in 2014.

Sales and marketing expenses increased $171,769, or 6%, during the nine months ended September 30, 2015 compared to the same period in 2014. The change was primarily due to personnel related expenses increasing by  $237,846, offset by decreased travel and entertainment expenses of  $127,701 over the prior year.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $75,049, or 22%, during the three months ended September 30, 2015 compared to the same period in 2014.   The decrease was primarily due to the capitalization of production costs incurred in relation to internal software development (see notes  2 and 5) and lower consulting costs of $75,733 as compared to 2014.   These decreases were partially offset by increased personnel costs primarily related to an increase in staffing to support the Company’s growth.

Engineering, research & development expenses decreased $441,142, or 43%, during the nine months ended September 30, 2015 compared to the same period in 2014.   The decrease was primarily due to the capitalization of production costs incurred in relation to internal software development (see notes  2 and 5) and lower consulting costs of $175,250 as compared to 2014.   These decreases were partially offset by increased personnel costs, including stock based compensation, related to an increase in staffing to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense decreased $10,797 or 9%, during the three months ended September 30, 2015 compared to the same period in 2014.   Depreciation and amortization expense decreased $56,275, or 19%, during the nine months ended September 30, 2015 compared to the same period in 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense decreased $883, or 100%, during the three months ended September 30, 2015 compared to the same period in 2014.  Interest expense decreased $2,563, or 100%, during nine months ended September 30, 2015 compared to the same period in 2014.

Intangible Asset Impairment

We recorded an intangible asset impairment charge for patent application fees that were not granted of $21,188 for both the three and nine months ended September 30, 2015.  The impairment charges were based on our valuation of these assets at September 30, 2015.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2015 and 2014 was a gain of $41,795 and a loss of $2,354, respectively.

The change in fair value of derivative liabilities for the nine months ended September 30, 2015 and 2014 was a gain of $34,980 and $55,438, respectively.

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

Gain on Adjustment in Contingent Consideration

The adjustment in contingent consideration for three and nine months ended September 30, 2015 was a gain of $87,740 and $89,740, respectively. The gain relates to a  decrease in the fair value of the contingent consideration resulting from re-measurement of the SmartReceipt and Stampt earn-out liabilities during the current year.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $2,759,888, including $1,800,716 in cash, and current liabilities of $914,564, resulting in working capital of $1,845,324.  Current liabilities as of September 30, 2015 included derivative liabilities in the amount of $7,679,  which are payable in shares of our common stock.  Giving no effect to the derivative liabilities, we had pro forma working capital as of September 30, 2015 in the amount of $1,853,003.

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

Cash Flows

	Period Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(3,081,658)	$(3,383,809)
Investing activities	(536,356)	(2,392,884)
Financing activities	4,570,500	4,977,130
Net change in cash	$952,486	$(799,563)

Investing Activities

Investing activities during the nine months ended September 30, 2015 includes $489,850 of capitalized software development costs and $46,506 of equipment purchases.

Investing activities during the nine months ended September 30, 2014 includes $2,368,019 in cash consideration used in our acquisitions and $24,865 of equipment purchases.

Financing Activities

Financing activities for the nine months ended September 30, 2015 and 2014 includes net proceeds from the sale of common stock units of $4,570,500 and $4,977,130, respectively.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015 our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting, as described below.

In connection with our evaluation of our internal control over financial reporting as of September 30, 2015, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: November 12, 2015	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)