Form 10-K
period 2015-12-31
MOBIVITY HOLDINGS CORP.
filed 2016-03-30
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 000-53851

Mobivity Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

55 North Arizona Place, #310

Chandler, Arizona 85225

(Address of Principal Executive Offices and Zip Code)

(877) 282-7660

(Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was $27,306,782.

As of March 23, 2016, the registrant had 29,803,007 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2015

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

Part I

Item 1.    Business

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets PCs, and Point of Sale (“POS”) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. We help restaurant and retail brands realize their strategy of growing their business by increasing customer frequency, engagement and spend. Mobivity's analytics and products provide solutions that allow brands to take validated marketing actions across all channels, based on real customer behavior to create personalized, relevant, localized and targeted campaigns. With national clients such as Subway,  Sonic, Jamba Juice, Chick-fil-A, and Baskin-Robbins, Mobivity's goal is to unlock the power of internal and external customer data to create a system that provides data driven insight to continually adapt and enhance communications with customers.

According to the U.S. Census Bureau, only 7% of commerce in the US occurs online which means 93% is still happening in the physical world. We believe that brands, and in particular restaurant and retail brands, need a better way to tie marketing activities to customer purchases, and then use the information to build a more relevant, personal experience for each customer, at a local and national level. Mobivity is giving brands the ability to connect (and measure) marketing communications in the physical world by unlocking POS and mobile data and marrying it with other traditional tactics to create a closed loop: in some cases increasing response rates from 0.05% to 5% (or greater); improving online advertising conversion by 10X; and increasing revenue per ad by more than 2.5X.

Mobivity’s solution addresses the offline marketing problem and makes personalized marketing automation possible for offline commerce.  Digital marketing is highly dynamic and personally targeted. According to studies published by McKinsey & Company, Point Drive, and the National Advertising Institute, targeted advertising generates conversion rates more than eleven times higher than non-targeted advertising, more than double the revenue per advertisement, and is 250% more efficient than non-targeted advertising. Combined with purchase data and analytics gathered by Mobivity’s products and platforms, Mobivity customers are able to quickly transform traditionally low marketing campaign response rates to exponentially higher response rates.

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

•

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

•

Acquire complementary businesses and technologies. We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong pipeline and growth prospects;

(3) break-even or positive cash flow; (4) opportunities for substantial expense reductions through integration into our platform; (5) strong sales teams; and (6) technology and services that further build out and differentiate our platform. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.

•

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

Recent Developments

We have entered into the following material transactions since January 1, 2015.

March 2015 Private Placement.

In March 2015, we conducted a private placement of 4,805,000 units of our securities at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  Emerging Growth Equities, Ltd. acted as placement agent for the private placement and received $234,500 in commissions and warrants to purchase an aggregate of 234,500 units, exercisable over a period of five years from the closing date, at an exercise price of $1.00 per unit.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we filed with the SEC a resale registration statement covering the common shares made part of the units.  The SEC declared the registration statement effective on September 10, 2015.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 month and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date.

2016 Private Placement

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,600.  The offering was conducted by our management and no commission or other selling fees were paid by us.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we agreed to file with the SEC a resale registration statement covering the common shares by May 31, 2016.

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants and as of the date of this report there are no borrowings under the Facility.

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

Traditional marketing using television, radio and print lacks targeting and offline marketing audiences are declining annually based on research published by Forrester in a February 2015 study. Nielsen reports that television viewers in the key 18-49 year old age demographic are down in 2015, as are all television viewing households, and DVR usage has reduced television advertisement effectiveness by 30% over the past year. Radio listenership is down 15% from 2014 and 2015 radio advertising spend was down nearly 2% year over year. Yellow Pages use was down 22% in 2015 according to the Local Search Association findings and online news readers surpassed print for the first time in 2015. According to a Strategy Analytics Advertising Forecast in February of 2015, $124 billion is spent annually on traditional, offline marketing media sources that lack specific targeting and are declining in size and effectiveness.

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

The Mobivity Solution

Our mobile marketing platform is designed to allow brands to operate mobile marketing campaigns, as well as resellers to market their own mobile marketing platform under their own brand identity. As of the date of this report, we have approximately 19,000 customers utilizing our mobile marketing platform and we deliver on their behalf an average of 28 million SMS text messages per month. We have approximately 29,000 additional customers using our Smart Receipt solution and we process on their behalf an average of 42 million receipt transactions per month. Our customers are spread over all industries that market to individual consumers and range in size from national franchisers to the single site family-owned business. Our clients access our “C4” solution through a standard Web browser that allows them to directly conduct the setup, messaging, and ongoing customer relationship management with the consumers they market to. Our customers are given a dedicated support representative along with account credentials to access their own C4 account from any Web browser.

•

Campaign Setup: Initially, our clients will use their own C4 account on our proprietary platform to design their mobile marketing campaign for purposes of attracting customers to subscribe for the customer’s mobile messaging service. In compliance with federal and state laws relating to mobile marketing, marketers typically attract customers to their mobile messaging service through media communications distributed through non-mobile devices, media, other than mobile devices, including store signage, billboards, other forms of print media, and digital media not directed through a mobile device. Our C4 solution also allows for the creation and design of digital display graphics that can be displayed on television screens, digital scoreboards, or other digital screens where an animated or more graphically rich solicitation may be desired. Digital displays are particularly useful on large digital scoreboard displays at sporting events. Through these various forms of communication, customers of our clients will be invited to subscribe to SMS text messaging communications (for example, “Join our mobile VIP club! Text “Pizza” to 12345”) or to set-up loyalty offers through our Stampt smartphone loyalty application (for example, “Download Stampt, use your iPhone or Android phone to join our loyalty program – buy five sandwiches and get one free!”).Consumers responding to these communications will be directed to our clients’ own C4 account on our proprietary platform, where our platform records and stores the consumer’s relevant information for access by our client stores. Once the consumer has subscribed to our customer’s mobile marketing campaign, our C4 solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

•

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

•

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

•

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

•

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

•

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

•	Direct Sales. Our direct sales force is predominantly comprised of four sales representatives employed by us to promote and sell our services in various geographical areas.

•	Resellers. We sell our services via wholesale pricing of licensing and transactional fees to 55 various resellers who market and sell the Mobivity services under their own brand.

•	Agents. We also engage eight independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

•

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

Research and Development

We have developed an internal and external software development team with many years of experience in the mobile advertising and marketing industries. As of the date of this report, we have four full time and two part time employees engaged in engineering and software developments and one full-time employee engaged in quality assurance and testing in our development centers located at our facilities in San Diego, CA, not including our Director of Engineering and Chief Technology Officer. We have two full time employees engaged in engineering and software development at our corporate headquarters in Chandler, AZ and Nova Scotia. We have one full time product specialist located in Washington. Additionally, we have software development and engineering contractors located in California, Mexico, Australia and Spain that are used on an as needed basis. We also contract with various outsourced development and engineering partners in the United States. Our research and development activities are focused on enhancements to our platform, including extending our technology into payment processing, location based services, application analytics, and other technical opportunities in the evolving mobile industry.

Our total engineering, research and development expenditures in 2015 and 2014 were $728,741 and $1,346,198, respectively.

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

We believe that the key competitive factors that differentiate us from our competitors include:

•

Demonstrable experience and competence. We have been providing mobile marketing services since 2006. In 2009, Sybase, an international enterprise software and services company, awarded us their Innovator of the Year. Major brands such as Sonic, Subway, Jamba Juice, Chick-Fil-A, and Baskin Robbins have selected Mobivity’s products and services.

•

Competitive pricing. We believe we are one of the few mobile marketing providers in the industry that can provide SMS text messaging services at a flat licensing fee structure rather than charging for every SMS text message transaction processed. We also believe that we have a “least cost” operating advantage that competitors may find challenging to compete with.

•

Scalability. We believe that our platform is more scalable than most if not all of our competitors. Many of our customers require large volumes of mobile marketing messages to be transacted and a high quantity of end users operating our Web-based product features. We have grown our monthly messaging volume from less than 1 million SMS text messages per month in 2010 to more than 28 million per month as of the date of this report. The number of customers utilizing our Web-based products has also grown from less than 100 in 2010 to more than 19,000 as of the date of this report.

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

As of the date of this report we own five patents. U.S. Patent numbers 7,991,388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

In March 2011, we acquired US Patent number 6,788,769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

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

Our issued and any future patents that we may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents, or the failure of our copyright and trade secret laws to adequately protect our technology, might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

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

•

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

Employees

As of March 15, 2016, we had 63 employees, consisting of 15 full-time and two part-time in research and development, 36 full-time and one part-time in sales and marketing, and eight full-time and one part-time in general and administrative.

Item 1A.    Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2015, we had working capital of $406,384. We received proceeds from our March 2016 financing of approximately $2 million and entered into a working capital line of credit facility with our bank to provide up to $2 million. While we  believe that our working capital on hand will be sufficient to fund our 12 month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

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

We currently rely on a small concentration of customers to use our products to generate our revenues, and the loss or change in any of these significant relationships could materially reduce our revenues.  Although we believe we have a good relationship with these customers, our contracts with these customers are short-term in nature.  Should these customers choose to terminate their contracts with us or if material events occur that are detrimental to these customers or their operations, it could have a significant negative impact on our financial performance.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through December 2020 for 10,395 square feet of office space located at 55 N.  Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, including common area maintenance charges, are $17,974.

We have a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $10,127, excluding common area maintenance charges.

We have a month-to-month lease of 518 square feet of office space located in Dartmouth, Nova Scotia, at a monthly rental expense of approximately $500 per month, including common area maintenance charges.

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

Year Ended December 31, 2015	High	Low
Fourth Quarter	$0.79	$0.41
Third Quarter	$1.00	$0.55
Second Quarter	$1.20	$0.75
First Quarter	$1.49	$1.12

Year Ended December 31, 2014	High	Low
Fourth Quarter	$1.66	$1.07
Third Quarter	$1.38	$0.86
Second Quarter	$1.50	$1.05
First Quarter	$1.89	$1.39

Holders of Record

As of March 23, 2016, there were 354 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2015 or 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2015 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2015. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	5,043,228	$1.37	1,041,787
Equity compensation plans approved by security holders	-	-	-
Total	5,043,228	$1.37	1,041,787

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

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, content on printed receipts, mobile device applications, which consists of software available to both phones and tablet PCs. We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic, Subway, Jamba Juice, Chick-Fil-A, Baskin Robbins, and others.

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

Recent Events

2016 Securities Purchase Agreement

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,600.  The offering was conducted by our management and no commission or other selling fees were paid by us.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we agreed to file with the SEC a resale registration statement covering the common shares by May 31, 2016.

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants and as of the date of this report there are no borrowings under the Facility.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date.

2015 Securities Purchase Agreement

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000. In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share. We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015. The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective. The Registration Rights Agreement was declared effective as of September 10, 2015 and liquidated damages in regards to the timely filing of the registration statement have been waived.

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $234,500 in commissions from us. In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

2014 Smart Receipt Acquisition

On March 12, 2014, we acquired all of the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of our common stock; and (3) our earn-out payment of 200% of the “eligible revenue” over the 12 month period following the close of the transaction (“earn-out period”).The “eligible revenue” will consist of: 100% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients. The earn-out payment will be payable in our common shares at a rate of $1.38 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

Revenues for 2015 were $4,618,988, an increase of $618,786, or 15.5%, compared to 2014. The net increase is primarily attributable to revenues attributed to Smart Receipt and SMS of $697,837. This increase was offset by decreases in IVR, Stampt and campaign revenues, which decreased $127,540 compared to 2014.

Cost of Revenues

Cost of revenues for 2015 was $1,192,491, an increase of $125,574, or 11.8%, compared to 2014. This increase is primarily due to higher startup and application fees on new contracts whose return on investment is not immediately realized. These are offset by lower IVR cost of revenues in proportion to the decline in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses increased $285,050, or 6.7%, during 2015 compared to 2014. The increase in general and administrative expense was primarily due to increased personnel expenses, facilities expenses, and bad debt expense.  Personnel related expenses increased $631,680, due to increased management and support headcount as compared to 2014.  Facilities expense increased $94,211 primarily related to the lease termination charge, increased rent at the corporate headquarters and additional leased office space located in San Diego, California. Bad debt expense increased by $201,633 due to past due amounts on a large contract. These increases were offset primarily by decreases in stock based compensation of $507,381. Consulting expenses decreased $104,185 related to the SmartReceipt acquisition in 2014. Legal fees decreased $43,216 due to lower legal costs associated with our business activities during the period. Investor relations fees decreased $21,428 due to the engagement of a new investor relations firm in September 2014. Accounting fees decreased $79,878 due to the prior year additional costs related to the acquisition of Smart Receipt and bringing some previously outsourced activities in house.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses increased $129,938, or 3.3%, during 2015 compared to 2014. The change was primarily due to personnel related expenses increasing by $532,344 and an increase in trade show expense of $40,988. These increases were offset by decreased stock based compensation of $363,087 and travel and entertainment expenses of $114,568 over the prior year.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses decreased $617,457, or 45.9%, during 2015 compared to 2014. The decrease was primarily due to the capitalization of production costs incurred in relation to internal software development (see notes 1 and 4) and lower consulting costs of $224,339 as compared to 2014.  These decreases were partially offset by increased personnel costs primarily related to an increase in staffing to support the Company’s growth.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $54,595, or 13.1%, during 2015 compared to 2014 as a result of a decrease in amortization expense from our acquired intangible assets of SmartReceipt in 2014.

Goodwill Impairment and Intangible Asset Impairment

During 2015 and 2014, we recorded goodwill impairment charges of $0 and $4,078,693, respectively, relating to our recent acquisitions. Also during 2015 and 2014, we recorded intangible asset impairment charges of $21,188 and $961,436, respectively. The impairment charges were based on our valuation of these acquired assets at December 31, 2015 and 2014.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $847 or 100%, during 2015 compared to 2014.

Change in Fair Market Value of Derivative Liabilities

The change in fair value of derivative liabilities for 2015 and 2014 was a gain of $42,659 and $63,517, respectively.

The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.  The conversion of convertible notes payable into common shares in June 2013, reducing the number of warrants subject to derivative liability treatment, significantly reduced our ongoing exposure to derivative liability valuation adjustments.  All warrants which included embedded derivative liabilities have expired at December 31, 2015, which was the primary cause of the gain during 2015.

Gain on Adjustment in Contingent Consideration

The gain on adjustment in contingent consideration for 2015 and 2014 was a gain of $89,740 and $1,492,000, respectively. The gains relate to a decrease in the fair value of the contingent consideration resulting from re-measurement of the SmartReceipt and Stampt earn-out liabilities.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets of $1,465,830, including $634,129 in cash, and current liabilities of $1,059,446, resulting in working capital of $406,384.  Since December 31, 2015, we have entered into a Working Capital Line of Credit Facility with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs. In addition, our working capital has increased as a result of our gross receipts from our private placement of approximately $2 million of securities in March 2016, partially offset by continuing losses from operations. We believe that as  of the date of this report, we have working capital on hand that is adequate to support our working capital for at least the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain this through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(4,001,430)	$(4,298,302)
Investing activities	(783,171)	(2,403,283)
Financing activities	4,570,500	4,977,130
Net change in cash	$(214,101)	$(1,724,455)

Operating Activities

We used cash in operating activities totaling $4,001,430 in 2015 and $4,298,302 in 2014, respectively. The decrease in cash used in operating activities in 2015 compared to 2014 was due primarily to a higher gross margin during 2015.

Investing Activities

Investing activities during 2015 includes $736,665 of capitalized software development costs and $46,506 of equipment purchases. Investing activities during 2014 includes $2,368,019 in cash consideration used in our acquisitions and the remainder relates to additions to fixed assets and capitalized patent costs.

Financing Activities

Financing activities for 2015 include net proceeds from the sale of common stock units of $4,570,500. Financing activities for 2014 include net proceeds from the sale of common stock units of $4,977,130.

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

Revenue Recognition and Concentrations

Our SmartReceipt and C4 Mobile Marketing and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2015 and 2014, one customer accounted for 31% and 29% of our revenues, respectively.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).We estimate the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the our common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our Company’s common stock. We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobivity Holdings Corp.

Chandler, AZ 85225

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity (deficit) and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2016

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$634,129	$848,230
Accounts receivable, net of allowance for doubtful accounts of $237,383 and $90,869, respectively	700,356	384,566
Other current assets	131,345	104,214
Total current assets	1,465,830	1,337,010
Goodwill	1,921,072	1,921,072
Intangible assets, net	2,373,689	2,010,952
Other assets	173,022	99,476
TOTAL ASSETS	$5,933,613	$5,368,510
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$375,363	$412,551
Accrued and deferred personnel compensation	414,314	185,214
Deferred revenue and customer deposits	72,624	180,941
Derivative liabilities	-	42,659
Other current liabilities	197,145	43,525
Earn-out payable	-	840,000
Total current liabilities	1,059,446	1,704,890
Total liabilities	1,059,446	1,704,890
Commitments and Contingencies (See Note 12)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 50,000,000 shares authorized; 28,787,991 and 22,748,193 shares issued and outstanding	28,788	22,748
Equity payable	100,862	100,862
Additional paid-in capital	69,903,527	62,565,974
Accumulated deficit	(65,159,010)	(59,025,964)
Total stockholders' equity (deficit)	4,874,167	3,663,620
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,933,613	$5,368,510

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Revenues
Revenues	$4,618,988	$4,000,202
Cost of revenues	1,192,491	1,066,917
Gross margin	3,426,497	2,933,285
Operating expenses
General and administrative	4,555,895	4,270,845
Sales and marketing	4,024,971	3,895,033
Engineering, research, and development	728,741	1,346,198
Depreciation and amortization	361,840	416,435
Total operating expenses	9,671,447	9,928,511
Loss from operations	(6,244,950)	(6,995,226)
Other income/(expense)
Interest income	1,540	2,131
Interest expense	(847)	-
Goodwill impairment	-	(4,078,693)
Intangible asset impairment	(21,188)	(961,436)
Change in fair value of derivative liabilities	42,659	63,517
Gain on debt extinguishment	-	36,943
Gain on adjustment in contingent consideration	89,740	1,492,000
Total other income/(expense)	111,904	(3,445,538)
Loss before income taxes	(6,133,046)	(10,440,764)
Income tax expense	-	-
Net loss	$(6,133,046)	$(10,440,764)
Net loss per share - basic and diluted	$(0.23)	$(0.49)
Weighted average number of shares during the period - basic and diluted	26,684,927	21,203,563

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	16,319,878	$16,320	$108,170	$54,452,697	$(48,585,200)	$5,991,987
Issuance of common stock for financing, net of transaction costs of $448,635	5,413,000	5,413	-	4,971,717	-	4,977,130
Issuance of common stock for acquisition	504,884	505	-	672,000	-	672,505
Issuance of common stock and warrants for services	510,431	510	(7,308)	536,225	-	529,427
Stock based compensation	-	-	-	1,933,335	-	1,933,335
Net loss	-	-	-	-	(10,440,764)	(10,440,764)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$(59,025,964)	$3,663,620
Issuance of common stock for financing, including transaction costs of $234,500	4,805,000	4,805	-	4,565,695	-	4,570,500
Issuance of common stock for services	310,870	311	-	362,690	-	363,001
Issuance of common stock for earnout	903,928	904	-	749,356	-	750,260
Stock based compensation	20,000	20	-	1,659,812	-	1,659,832
Net loss	-	-	-	-	(6,133,046)	(6,133,046)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$(65,159,010)	$4,874,167

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(6,133,046)	$(10,440,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	206,147	4,514
Common stock issued for services	363,001	529,427
Stock-based compensation	1,659,832	1,933,335
Depreciation and amortization expense	361,840	416,435
Gain on fair value of derivative liabilities	(42,659)	(63,517)
Loss on disposal of fixed assets	6,943	680
Gain on adjustment in contingent consideration	(89,740)	(1,492,000)
Gain on debt extinguishment	-	(36,943)
Goodwill impairment	-	4,078,693
Intangible asset impairment	21,188	961,436
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(527,569)	58,883
Other current assets	(21,499)	30,268
Other Assets	(43,083)	(1,835)
Accounts payable	(37,188)	(131,098)
Accrued and deferred personnel compensation	229,100	(5,827)
Deferred revenue and customer deposits	(108,317)	(147,142)
Other liabilities	153,620	7,153
Net cash used in operating activities	(4,001,430)	(4,298,302)

INVESTING ACTIVITIES
Purchases of equipment	(46,506)	(35,264)
Capitalized software development costs	(736,665)	-
Acquisitions	-	(2,368,019)
Net cash used in investing activities	(783,171)	(2,403,283)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	4,570,500	4,977,130
Net cash provided by financing activities	4,570,500	4,977,130

Net change in cash	(214,101)	(1,724,455)
Cash at beginning of period	848,230	2,572,685
Cash at end of period	$634,129	$848,230

Supplemental disclosures:
Cash paid during period for :
Interest	$847	$-
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$-	$672,505
Issuance of common stock for earn-out payable	$750,260	$-
Earn-out payable recorded for acquisition	$-	$2,273,000

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

We develop and operate proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile smartphone applications, consisting of software available to both phones and tablets PCs. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic, Subway, Jamba Juice, Chick-Fil-A, Baskin Robbins and others.

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

Liquidity

We have $0.6 million of cash as of December 31, 2015. We had a net loss of $6.1 million for the year then ended, and we used $4.0 million of cash in our operating activities during 2015.  Based on our projected 2016 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, together with the $2 million of securities from our private placement in March 2016 and our $2 million Working Capital Line of Credit (see Note 15), and anticipated cash flows from operations, will be sufficient to finance our operations through the first quarter of 2017.

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

As of December 31, 2015 and 2014, we recorded an allowance for doubtful accounts of $237,383 and $90,869, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2015, we had two customers whose balance represented 39% of total accounts receivable. As of December 31, 2014, we had one customer whose balance represented 23% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2015 and 2014. As a result of these tests, we recorded impairment charges to our goodwill during the years ended December 31, 2015 and 2014 of $0 and $4,078,693, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2015 and 2014 resulted in impairment charges of $21,188 and $961,436, respectively.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense.

Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense -  Development” based on the straight-line method over a twenty-four month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer.

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

Revenue Recognition and Concentrations

Our SmartReceipt and C4 Mobile Marketing and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2015 and 2014, one customer accounted for 31% and 29% of our revenues, respectively.

Stock-based Compensation

We primarily issue stock-based awards to employees in the form of stock options. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2015 and 2014 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

Research and Development Expenditures

Research and development expenditures are expensed as incurred, and consist primarily of compensation costs, outside services, and expensed materials.

Advertising Expense

Direct advertising costs are expensed as incurred, and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $38,394 and $20,677 for years ended December 31, 2015 and 2014, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2015 and 2014 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2015	2014
Outstanding employee options	5,043,228	5,382,923
Outstanding restricted stock units	653,937	591,436
Outstanding non-employee warrants	33,333	150,001
Outstanding warrants	8,347,272	7,019,840
	14,077,770	13,144,200

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax liabilities and assets be classified as non-current on the balance sheet.  ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company has elected early adoption as of the interim period beginning October 1, 2015, effective for the annual period ended December 31, 2015, and has selected the prospective application. Prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on our financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), until the interim and annual reporting periods beginning after December 15, 2017. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company intends to adopt the provisions of ASU 2015-14 for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-14 on its consolidated financial statements.

In July 2015, the FASB, issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-05 regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on our financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815) - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”. ASU 2014-16 was issued to clarify how current U.S GAAP should be interpreted in evaluating the economic characteristics and risk of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU 2014-16 was issued to clarify that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU 2014-16 is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption in an interim period is permitted. The adoption of ASU 2014-16 is not expected to have a material impact on our financial position or results of operations.

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concerns (Subtopic 205-40):

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

SmartReceipt

In March 2014, we acquired all the assets of SmartReceipt, Inc. in exchange for: (1) our payment at closing of $2.212 million of cash, net of a $150,000 loan made by us to SmartReceipt in January 2014; (2) our issuance of 504,884 shares of its $0.001 par value common stock; and (3) our earn-out payment of 200% of the “eligible revenue” of us over the 12 month period following the close of the transaction (“earn-out period”).The “eligible revenue” will consist of: 100% our revenue derived during the earn out period from the sale of SmartReceipt products and services to certain SmartReceipt clients as of the close (the “designated SmartReceipt clients”); plus 50% of our revenue derived during the earn out period from the sale of our products and services to the designated SmartReceipt clients, plus 50% of our revenue derived during the earn out period from the sale of SmartReceipt products and services to our clients who are not designated SmartReceipt clients. The earn-out payment will be payable in our common shares at the rate of $1.85 per share, representing the volume weighted average trading price of our common stock for the 90 trading days preceding the initial close of the transactions under the Asset Purchase Agreement.  During 2015, the earn-out payable was settled for 903,928 shares of our Common Stock.

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

Mobivity Holdings Corp.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the year ended December 31, 2014

	Mobivity	SR	Pro forma adjustments		Pro forma combined
Revenues
Revenues	$4,000,202	$214,139	$-		$4,214,341
Cost of revenues	1,066,917	54,410	-		1,121,327
Gross margin	2,933,285	159,729	-		3,093,014
Operating expenses
General and administrative	4,270,844	231,084	4,230	(a)	4,506,158
Sales and marketing	3,895,033	60,077	-		3,955,110
Engineering, research, and development	1,346,198	139,649	-		1,485,847
Depreciation and amortization	416,436	403	-		416,839
Goodwill impairment	4,078,693	-	-		4,078,693
Intangible asset impairment	961,436	-	-		961,436
Total operating expenses	14,968,640	431,213	4,230		15,404,083
Loss from operations	(12,035,355)	(271,484)	(4,230)		(12,311,069)
Other income/(expense)
Interest income	2,131	-	-		2,131
Change in fair value of derivative liabilities	63,517	-	-		63,517
Gain on debt extinguishment	36,943	-	-		36,943
Gain on adjustment of contingent consideration	1,492,000	-	-		1,492,000
Total other income/(expense)	1,594,591	-	-		1,594,591
Loss before income taxes	(10,440,764)	(271,484)	(4,230)		(10,716,478)
Income tax expense	-	-	-		-
Net loss	$(10,440,764)	$(271,484)	$(4,230)		$(10,716,478)
Net loss per share - basic and diluted	$(0.49)				$(0.52)
Weighted average number of shares during the period -basic and diluted	21,203,563				20,796,889

Pro Forma Adjustments

The following pro forma adjustments are based on the value of the tangible and intangible assets acquired as determined by an independent valuation firm.

(a) Represents stock based compensation in conjunction with the transaction.

3. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2015 and 2014:

Goodwill
December 31, 2013	$3,108,964
Acquired	2,890,801
Impairment	(4,078,693)
December 31, 2014	1,921,072
Acquired	-
Impairment	-
December 31, 2015	$1,921,072

We conducted our annual impairment test of goodwill as of December 31, 2015 and 2014, which resulted in impairment charges of $0 and $4,078,693, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$117,000	$(38,069)	$78,931	15	$142,000	$(33,048)	$108,952	20
Customer contracts	628,502	(628,502)	-	-	628,502	(628,502)	-	-
Customer and merchant relationships	2,830,139	(1,456,626)	1,373,513	10	2,830,139	(1,290,139)	1,540,000	10
Trade name	353,192	(217,625)	135,567	10	353,192	(201,192)	152,000	10
Acquired technology	686,135	(498,837)	187,298	10	686,135	(476,135)	210,000	10
Non-compete agreement	90,462	(90,462)	-	-	90,462	(90,462)	-	-
	$4,705,430	$(2,930,121)	$1,775,309		$4,730,430	$(2,719,478)	$2,010,952

During the years ended December 31, 2015 and 2014, we recorded amortization expense related to our intangible assets of $214,455 and $408,928, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2015 and 2014, we recorded impairment charges related to our intangible assets of $21,188 and $961,436, respectively.

Expected future intangible asset amortization as of December 31, 2015 is as follows:

Year ending December 31,	Amount
2016	$213,519
2017	213,519
2018	213,519
2019	213,520
2020	213,520
Thereafter	707,712
Total	$1,775,309

4.  Software Development Costs

The Company has capitalized certain costs for software developed or obtained for internal use during the application development stage as it relates to specific contracts. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities.

The following table presents details of our software development costs for the years ended December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Software Development Costs	$736,666	$(138,286)	$598,380	2	$-	$-	$-	-
	$736,666	$(138,286)	$598,380		$-	$-	$-

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

During the year ended December 31, 2015, we recorded amortization expense for software development costs of $138,286.

The estimated future amortization expense of software development costs as of December 31, 2015 is as follows:

Year ending December 31,	Amount
2016	$368,328
2017	219,769
2018	10,283
2019	-
2020	-
Thereafter	-
Total	$598,380

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

The down round price protection on the common shares expired in August 2012 and the down round protection for the warrant terminates when the warrant expires or is exercised.

Our derivative liability at December 31, 2014 related to these warrants.

The fair values of our derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below.

At December 31, 2014, we recorded a current derivative liability of $42,659, which is detailed by instrument type in the table below.

The net change in fair value of the derivative liabilities for the years ended December 31, 2015 and 2014 were gains of $42,659 and $63,517, respectively.

The following table presents the derivative liabilities by instrument type as of December 31, 2015 and 2014:

	December 31,
Derivative Value by Instrument Type	2015	2014
Common Stock and Warrants	$-	$42,659
	$-	$42,659

The following table presents details of the Company’s derivative liabilities from December 31, 2013 to December 31, 2015:

Balance December 31, 2013	$106,176
Change in fair value of derivative liabilities	(63,517)
Balance December 31, 2014	42,659
Change in fair value of derivative liabilities	(42,659)
Balance December 31, 2015	$-

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

As of December 31, 2015, all of the warrants subject to derivative treatment have expired.

6. Notes Payable and Interest Expense

Cherry Family Trust Note

This note was issued on March 1, 2007, for the principal amount of $20,000, interest accrues at the rate of 9% compounded annually, with a maturity date of December 31, 2008. There was no accrued interest as of December 31, 2015 and 2014. A court order was issued December 7, 2007 that related to a summary judgment in favor of the Company, stemming from litigation between the Company and Mr. Cherry. Accordingly, we have extinguished the note payable and related accrued interest in the amounts of $20,000 and $16,943, respectively, during 2014 and recorded a gain on debt extinguishment of $36,943.

Summary of Notes Payable and Accrued Interest

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Other interest expense	$847	$-
Total interest expense	$847	$-

7. Common Stock and Equity Payable

Common Stock

2014

In March 2014, we issued 5,413,000 shares of common stock at $1.00 per unit to accredited investors for the gross proceeds of $5,413,000. Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share. The units included warrants for the purchase of 1,353,238 shares of common stock at $1.20 per share. The warrants were valued at $1,320,569 and expire in 2019. We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units.

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

In March 2015, we conducted the private placement of our securities for the gross proceeds of $4,805,000.  In the private placement, we sold 4,805,000 units of our securities at a price of $1.00 per unit for the net proceeds of $4,570,500  (after deducting offering costs of $234,500). Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five-year period, at an exercise price of $1.20 per share and grant date fair value of $0.93.  We entered into a Registration Rights Agreement with the investors, pursuant to which we agreed to cause a resale registration statement covering the common shares made part of the units to be filed by April 30, 2015.  The Registration Rights Agreement also provides that we must make certain payments as liquidated damages to the investors if it fails to timely file the registration statement and cause it to become effective. The Registration Rights Agreement was declared effective as of September 10, 2015. As of the date of this filing, liquidated damages in regards to the timely filing of the registration statement have been waived.

EGE acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit.

On July 31, 2015 we issued 903,928 shares of our common stock in satisfaction of the SmartReceipt earn-out payable. The earn-out payment was at the rate of $1.85 per share as further described in Note 12.

On August 14, 2015 we issued 20,000 Restricted Stock Units to a former employee at $1.18 per share for services and recorded share-based compensation of $23,800 in general and administrative expense.

8. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2015, 5,043,228 shares were authorized under the plans and 1,041,787 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,669,589	$2.08	8.67	$415,529
Granted	2,333,500	$1.48	-	$-
Exercised	-	$-	-	$-
Forfeit/canceled	(2,554,004)	$2.18	-	$-
Expired	(66,162)	$3.23	-	$-
Outstanding at December 31, 2014	5,382,923	$1.76	8.10	$35,425
Granted	3,348,000	$1.05	-	$-
Exercised	-	$-	-	$-
Forfeit/canceled	(2,511,522)	$1.60	-	$-
Expired	(1,176,173)	$1.82	-	$-
Outstanding at December 31, 2015	5,043,228	$1.37	8.12	$209,690

Expected to vest at December 31, 2015	4,083,553	$1.47	7.83	$71,743
Exercisable at December 31, 2015	1,604,604	$1.80	6.17	$-
Unrecognized expense at December 31, 2015	$3,420,632

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2015, options to purchase 646,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2015 and 2014 was $0.93 and $1.20, respectively.

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

On October 16, 2015, the Company granted 18 employees 514,000 options to purchase shares of the Company common stock at the closing price as of October 16, 2015 of $0.48 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until October 16, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 116% and a call option value of $0.36 was $185,040.

On November 19, 2015, the Company granted four employees 132,500 options to purchase shares of the Company common stock at the closing price as of November 19, 2015 of $0.41 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 19, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 116% and a call option value of $0.31 was $41,075.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2015 and 2014 was as follows:

	Years ended December 31,
	2015	2014
General and administrative	$821,410	$948,567
Sales and marketing	229,698	592,785
Engineering, research, and development	112,447	44,908
	$1,163,555	$1,586,261

As of December 31, 2015, there was approximately $3,420,632 of unearned stock-based compensation that will be expensed from 2016 through 2020. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2015 and 2014:

Years ended December 31,
	2015	2014
Risk-free interest rate	1.48% to 1.85%	1.57% to 2.10%
Expected life (years)	3.02 to 6.08	4.66 to 6.08
Dividend yield	-	-
Expected volatility	114.5% to 132.0%	132.0% to 132.0%

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

The expected volatility in 2015 and 2014 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the year ended  December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	-	$-	-	$-
Awarded	591,436	$0.75	-	$-
Released	-	$-	-	$-
Forfeit	-	$-	-	$-
Outstanding at December 31, 2014	591,436	$0.75	0.89	$305,572
Awarded	82,501	$0.29	-	$-
Released	(20,000)	$1.18	-	$-
Forfeit	-	$-	-	$-
Outstanding at December 31, 2015	653,937	$0.32	0.08	$339,570
Expected to vest at December 31, 2015	29,730	$0.32	0.08
Unrecognized expense at December 31, 2015	$37,501

2014

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

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2015 and 2014 was as follows:

	Years ended December 31,

	2015	2014
General and administrative	$496,278	$347,074
	$496,278	$347,074

9. Warrants to Purchase Common Stock

The following table summarizes non-employee warrant activity under our stock-based plans as of and for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	150,556	$1.97	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(555)	$10.50	-
Outstanding at December 31, 2014	150,001	$1.92	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(116,668)	$1.92	-
Outstanding at December 31, 2015	33,333	$1.92	-
Expected to vest at December 31, 2015	-	$-	-
Warrants exercisable	33,333	$1.92	-

The following table summarizes investor warrant activity as of and for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	5,295,905	$1.20	4.39
Granted	1,723,935	$1.20	4.20
Exercised	-	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at December 31, 2014	7,019,840	$1.20	3.18
Granted	1,435,750	$1.19	4.17
Exercised	-	$-	-
Canceled/forfeited/expired	(108,318)	$-	-
Outstanding at December 31, 2015	8,347,272	$1.20	3.00

Warrants Issued to Non-Employees

We issued warrants to purchase 150,835 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above.

We recorded stock-based compensation expense of $331 and $5,844 in general and administrative expense for the year ended December 31, 2015 and 2014, respectively.

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

In March 2014, we issued warrants for the purchase of 370,685 common stock units at $1.00 per unit to a placement agent in connection with the equity placements. Each unit consists of one share of the Company’s common stock and a common stock purchase warrant to purchase one-quarter share of the Company’s common stock, over a five-year period, at an exercise price of $1.20 per share. At March 31, 2014, the value of the 370,685 warrants was $448,705. As part of the private placement share units issued, 1,353,238 warrants were issued to investors valued at $1,320,569 which expire in 2019.

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

Warrants Issued in 2015

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

As of December 31, 2015, we have warrants to purchase 8,112,772 and 234,500 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 34,229 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,435,750 shares expire in 2020.

10. Income Taxes

For the years ended December 31, 2015 and 2014 the provisions for income taxes were as follows:

	2015	2014
Federal – current	$-	$-
State – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,896,000	$7,837,000
Stock based compensation	3,534,000	2,716,000
Accrued compensation	54,000	47,000
Derivative Liability	-	17,000
Depreciation and amortization	6,063,000	6,617,000
Other	58,000	20,000
Total deferred tax assets	19,605,000	17,254,000
Valuation allowance for net deferred tax assets	(19,605,000)	(17,254,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2015 and 2014 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2015 was an increase of approximately $2,351,000. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of approximately $4,054,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2015, the Company has available net operating loss carryforwards of approximately $28,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $28,000,000 and will start to expire in 2016.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014
Computed expected tax expense	$(2,085,000)	$(3,548,000)
State taxes, net of federal benefit	(343,000)	(594,000)
Other	77,000	88,000
Change in valuation allowance	2,351,000	4,054,000
Total	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2015, no accrued interest or penalties are recorded in the financial statements.

11.  Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,373,689	$(21,188)
Derivative liabilities (recurring)	$-	$-	$-	$42,659
Earn-out payable (recurring)	$-	$-	$-	$89,740

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$(4,078,693)
Intangibles, net (non-recurring)	$-	$-	$2,010,952	$(961,436)
Derivative liabilities (recurring)	$-	$-	$42,659	$63,517
Earn-out payable (recurring)	$-	$-	$840,000	$1,492,000

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

12. Commitments and Contingencies

Lease Abandonment

On June 8, 2015, the Company incurred a lease abandonment charge of $54,849 for year ended December 31, 2015, for the former corporate headquarters located at 58 W. Buffalo St. Suite #200 in Chandler, Arizona. Due to the growth of the Company, occupancy has been taken under a new leased space. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease terminated November 30, 2015. All leased space related to this lease was abandoned and ceased to be used by the Company on June 30, 2015.

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

The Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $17,974.

The Company also has a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $10,127, excluding common area maintenance charges.

The minimum lease payments that are required over the next five years are shown below.

Minimum Lease Payments
2016	$345,163
2017	354,290
2018	231,357
2019	232,155
2020	237,353
Thereafter	-
$1,400,318

Rent expense was $342,784 and $248,573 for the years ended December 31, 2015 and 2014.

13.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2015 and 2014, the Company made no contributions to the Plan.

14.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the year ended December 31, 2015 for the gross proceeds of $4,805,000.  Two officers of the company participated in the private placement investing a total of $75,000, resulting in 75,000 common stock shares and 18,750 of common stock purchase warrants.

15. Subsequent Events

Acquisition

On January 15, 2016, the Company, acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, the Company acquired all of the capital stock of LiveLenz in consideration of the Company’s issuance of 1,000,000 shares (“Consideration Shares”) of its $0.001 par value common stock to the LiveLenz stockholders and the Company’s issuance of an additional 15,000 share of its common stock in satisfaction of certain liabilities of LiveLenz. The agreement includes customary representations, warranties, and covenants by the Company and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify the Company against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by the Company. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 month and subject to forfeiture based on indemnification claims of the Company or the final determination of LiveLenz’ working capital as of the closing date.

2016 Private Placement

In March 2016, the Company conducted the private placement of its securities for the gross proceeds of $1,953,600.  In the private placement, the Company sold 3,256,000 units of our securities at a price of $0.60 per share.  The Company entered into a Registration Rights Agreement with the investors, pursuant to which it agreed to cause a resale registration statement to be filed by May 31, 2016.

Working Capital Line of Credit Facility

On March 30, 2016, the Company entered into a Working Capital Line of Credit Facility (the “Facility”) with a bank to provide up to $2 million to finance the Company’s general working capital needs.  The Facility is funded based on cash on deposit balances and advances against the Company’s accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the Prime Rate minus 1.75% and Prime Rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants and as of the date of this filing there are no borrowings under the Facility.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2016:

Name	Age	Position
Dennis Becker	42	Chief Executive Officer and Director
Christopher Meinerz	49	Chief Financial Officer
William Van Epps	68	Executive Chairman and Director
John Harris	67	Lead Director and Chairman of Compensation Committee
David Jaques	60	Chairman of Audit Committee and Director
Phillip Guarascio	74	Chairman of Governance and Nominating Committee and Director
Doug Schneider	53	Director
Tom Akin	63	Director

Dennis Becker - Chief Executive Officer and Director

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of our acquisition of Mobivity, Inc. in November 2010. Mr. Becker has also served as President and Chief Executive Officer of Mobivity, Inc. since September, 2007. He was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005. Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprises, from 1999 to 2001. Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

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

John Harris – Non-Executive Chairman and Chairman of Compensation Committee

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with Glendon Todd Capital, a Dallas based private equity firm since February 2011. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market. In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company. Previously, Mr. Harris served in various executive level positions with Electronic Data Systems over a 25 year period. Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business. He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group, DG FastChannel and BancTec Corporation. He is a member of the compensation committee of the board of each of these companies and sits on the audit committee of the board of DG FastChannel.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker and Mr. Van Epps are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2015, our audit committee was comprised of David Jaques, Tom Akin, and Doug Schneider. Mr. Jaques currently serves as the audit committee chair. All members of our audit committee are independent, as independence for audit committee members is defined in Rule 5605 of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2015, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Committee Interlocks and Insider Participation

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2015 and 2014.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, CEO	2015	$275,908	$44,960	$-	$115,000	$-	$435,868
	2014	$214,915	$-	$-	$-	$-	$214,915
Christopher Meinerz, CFO (2)	2015	$160,404	$4,196	$-	$351,000	$-	$515,600
William Van Epps, Executive Chairman (3)	2015	$286,371	$27,385	$63,000	$1,035,000	$77,436	$1,489,191
	2014	$-	$-	$161,369	$-	$-	$161,369

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.
(1)

The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718.  For information on the method and assumptions used to calculate the compensation costs, see Note 8 to our audited consolidated financial statements contained herein.

(2)	Christopher Meinerz was appointed Chief Financial Officer effective February 16, 2015. Amounts in the table above reflect his compensation after his appointment and through December 31, 2015.
(3)

William Van Epps was appointed Executive Chairman on January 21, 2015. Amounts in the table above reflect his compensation after his appointment and through December 31, 2015 with the exception of previously issued restricted stock awards as reflected.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2015, including the value of the options awards.

Outstanding Equity Awards at December 31, 2015*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO	-	100,000	$1.28	1/22/2025
Dennis Becker, CEO	782,487	469,491	$1.80	6/17/2023

Christopher Meinerz, CFO	62,500	237,500	$1.30	2/16/2025

William Van Epps, Executive Chairman	206,250	693,750	$1.28	1/22/2025

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

William Van Epps

On January 19, 2015, we entered into an employment agreement with William Van Epps.  Under the terms of the agreement, Mr. Van Epps will serve as our Executive Chairman and receive a base salary of $310,000, subject to annual review by the board.  The Company also agreed to pay Mr. Van Epps a signing bonus of 50,000 shares of the Company’s common stock. Mr. Van Epps will be eligible for annual performance bonuses of up to 100% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board. Pursuant to his employment agreement with the Company, Mr. Van Epps is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company. Mr. Van Epps’ employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Pursuant to Mr. Van Epps’ employment agreement, the Company has granted Mr. Van Epps an option to purchase 900,000 shares of Company common stock, over a five year period from the date of grant, at an exercise price of $1.28 per share. The options will vest and first become exercisable at the rate of 1/48th per month over a 48 month period commencing on the date of grant. Mr. Van Epps’ options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

In the event Mr. Van Epps’ employment with the Company is terminated by the Company without cause, the Company shall pay Mr. Van Epps, in addition to all other amounts then due and payable, 12 additional monthly installments of his base salary.

Effective March 11, 2016, the board amended the agreement with Mr. Van Epps to pay him an annual base salary of $310,000 through December 31, 2016 and $120,000 during the twelve months ending December 31, 2017.  Effective January 1, 2018, Mr. Van Epps’ base salary will consist of the standard director compensation payable to the Company’s independent directors as determined by the compensation committee of the board at the time.  Mr. Van Epps will not be eligible for bonuses under the agreement for periods following December 31, 2016, except as determined by the compensation committee.  If the agreement is terminated by the Company without cause, then, in addition to the payments set forth above, Mr. Van Epps’ stock options shall continue to vest for 12 months following the date of termination and the option to exercise such stock options shall be extended from the 12 month anniversary of the termination date.

Dennis Becker

On January 11, 2011, we entered into an employment agreement with Dennis Becker. Under the terms of the agreement, Mr. Becker will serve as our President and Chief Executive Officer for an initial term of three years from December 24, 2010 (the “Effective Date”).Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one year periods. Under the agreement, Mr. Becker is paid a base annual salary of $120,000. The base salary is subject to an annual increase at the sole discretion our board of directors. In addition to regular annual increases, the base salary will be increased by $30,000 (up to a cumulative maximum of $60,000) for each acquisition of the stock or all or substantially all of the assets of a third party entity, or the formation of joint ventures resulting in operating cash flows minus capital expenditures and dividends of no less than $25,000 during a three month period ending six months after the completion of each such acquisition or formation of such joint venture. In addition, his salary will be increased to $225,000 in the event we complete a financing transaction of no less than $3,000,000 and we complete one acquisition. The board may further award him, at its sole discretion, an annual bonus of up to 50% of his base salary and grant him stock options.

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

Christopher Meinerz

On February 16, 2015, the board of directors of Mobivity Holdings Corp. (the “Company”) appointed Christopher Meinerz to serve as Chief Financial Officer of the Company.  In connection with the appointment, the Company entered into an employment agreement dated February 16, 2015 with Mr. Meinerz.

Pursuant to his employment agreement, the Company has agreed to pay Mr. Meinerz an annual base salary of $190,000, subject to annual review by the board.  Mr. Meinerz will be eligible for annual performance bonuses of up to 25% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board.  Also pursuant to his employment agreement with the Company, Mr. Meinerz is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Meinerz’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Pursuant to Mr. Meinerz’s employment agreement, the Company has granted Mr. Meinerz an option to purchase 300,000 shares of Company common stock, over a ten year period from the date of grant, at an exercise price of $1.30 per share, representing the closing price of the Company’s common stock on February 16, 2015.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48 month period commencing on the date of grant.  Mr. Meinerz’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

In the event Mr. Meinerz’s employment with the Company is terminated by the Company without cause, the Company shall pay Mr. Meinerz, in addition to all other amounts then due and payable, six (6) additional monthly installments of his base salary.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

2015 Director Compensation Table

Name	Fees Earned	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
David Jaques	-	54,054	(1)		-	-	-	54,054
David Jaques	-	7,813	(2)		-	-	-	7,813
Doug Schneider	-	50,676	(1)		-	-	-	50,676
John Harris	-	54,054	(1)		-	-	-	54,054
John Harris	-	46,875	(2)		-	-	-	46,875
Phil Guarascio	-	54,054	(1)		-	-	-	54,054
Phil Guarascio	-	7,813	(2)		-	-	-	7,813

(1)

Compensation related to a restricted stock unit granted for services in 2015 of 212,838 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2015,  195,107 units have vested.

(2)

Compensation related to a restricted stock unit granted for services in 2015 of 62,501 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2015,  57,293 units have vested.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 15, 2016, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2016. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 55 N. Arizona Place, Suite 310, Chandler, AZ 85225.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	2,384,004	8%
Christopher Meinerz (3)	87,500	*
David Jaques (4)	152,735	1
Doug Schneider (5)	190,991	1%
John Harris (6)	226,761	1%
Phil Guarascio (7)	138,864	*
William Van Epps (8)	509,117	2%
Thomas Akin (9)	2,697,425	9%
Executive Officers and Directors as a Group (eight persons)	6,387,397	21%

5% Beneficial Owners
Porter Partners LP	1,651,774	6%

*	Denotes less than 1%
(1)	Applicable percentage of ownership is based upon 29,803,007 shares of common stock outstanding as of March 15, 2016.
(2)	Includes 918,068 shares of common stock issuable pursuant to presently exercisable stock options that will vest within 60 days of March 15, 2016.
(3)	Includes 87,500 shares of common stock issuable pursuant to presently exercisable stock options that will vest within 60 days of March 15, 2016.
(4)	Includes 127,735 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of March 15, 2016.
(5)

Includes 116,544 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of March 15, 2016. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(6)	Includes 180,927 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of March 15, 2016.
(7)	Includes 113,864 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of March 15, 2016.
(8)

Includes 146,867 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of March 15, 2016. Includes 281,250 shares of common stock issuable pursuant to presently exercisable stock options that will vest within 60 days of March 15, 2016.

(9)	Includes 1,688,925 shares of Common Stock owned of record by Talkot Fund, L.P.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We had no transactions or series of transactions since January 1, 2012, and we have no currently proposed transactions, to which we have been or are proposed to be a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2015 and December 31, 2014, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than as described below or compensation arrangements that are described under “Employment Agreements” above.

The board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the board has followed the following standards: (i)all related party transactions must be fair and reasonable to us and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the board and (ii)all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2015 and 2014 by M&K, CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2015	2014
Audit Fees	$72,500	$59,500
Audit-Related Fees	-	-
Tax Fees	3,900	3,900
All Other Fees	7,500	37,250
Total Fees	$83,900	$100,650

Other Fees consist of charges related to the audits of our acquisition targets FDI and SmartReceipt, and the review of our filing on Form S-1 registration statements filed in 2014 and 2015.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (6)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (17)

3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (9)
4.1	Form of Warrant issued as part of Secured Subordinated Promissory Note, effective as of April 1, 2011 (1)
4.2	Form of Common Stock Purchase Warrant issued pursuant to Convertible Secured Promissory Note Conversion Agreement dated as of June 17, 2013 (7)
4.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 10, 2014 (10)
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (13)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	Form of Registration Rights Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.3	Registration Rights Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (7)
10.4	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (8) **
10.5	Asset Purchase Agreement dated March 12, 2014 between Company and SmartReceipt, Inc. (10)
10.6	Form of Securities Purchase Agreement dated March 10, 2014 between the Company and the investors named herein (10)
10.7	Form of Registration Rights Agreement dated March 10, 2014 between the Company and the investors named herein (10)
10.8	Amendment No. 1 dated November 13, 2014 To Employment Agreement Dated May 20, 2014 with Tom Tolbert (11)**
10.9	Employment Agreement dated January 21, 2015 with William Van Epps (18) **
10.10	Employment Agreement dated February 16, 2015 with Christopher Meinerz (12) **
10.11	Form of Securities Purchase Agreement dated March 2, 2015 between the Company and the investors named herein (13)
10.12	Form of Registration Rights Agreement dated March 2, 2015 between the Company and the investors named herein (13)
10.13	Sublease Agreement dated May 8, 2015 between the Company and MTC Holdings, Inc. (15)
10.14	Agreement dated January 15, 2016 between the Company and the shareholders of LiveLenz, Inc. (16)
10.15	Form of Securities Purchase Agreement dated March 7, 2016 between the Company and the investors named herein *
10.16	Form of Registration Rights Agreement dated March 7, 2016 between the Company and the investors named herein *
10.17	Loan and Security Agreement dated March 30, 2016 is among Silicon Valley Bank, Mobivity, Inc. and the Company *
21.1	List of Subsidiaries (14)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Christopher Meinerz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Christopher Meinerz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2012
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 19, 2012
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2013
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2014
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 24, 2014
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 20, 2015
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(14)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 16, 2013, File No. 333-190692
(15)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 24, 2015, File No. 333-203751
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 22, 2016
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(18)	Incorporated by reference to the Company’s Current Report on Form 10-K filed March 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2016	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Director	March 30, 2016

/s/ Christopher Meinerz	Chief Financial Officer	March 30, 2016

/s/ William Van Epps	Executive Chairman and Director	March 30, 2016

/s/ Phillip Guarascio	Director	March 30, 2016

/s/ John Harris	Director	March 30, 2016

/s/ David Jaques	Director	March 30, 2016

/s/ Doug Schneider	Director	March 30, 2016

/s/ Thomas Akin	Director	March 30, 2016