Form 10-Q
period 2016-03-31
MOBIVITY HOLDINGS CORP.
filed 2016-05-16
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the registrant had 32,642,324 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$2,053,013	$634,129
Accounts receivable, net of allowance for doubtful accounts of $240,973 and $237,383, respectively	791,221	700,356
Other current assets	188,965	131,345
Total current assets	3,033,199	1,465,830
Goodwill	3,058,307	1,921,072
Intangible assets, net	2,292,709	2,373,689
Other assets	193,201	173,022
TOTAL ASSETS	$8,577,416	$5,933,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$871,811	$375,363
Accrued and deferred personnel compensation	299,115	414,314
Deferred revenue and customer deposits	278,528	72,624
Notes payable	96,903	-
Other current liabilities	169,595	197,145
Total current liabilities	1,715,952	1,059,446
		-
Non-current liabilities		-
Notes payable	318,796	-
Total non-current liabilities	318,796	-
Total liabilities	2,034,748	1,059,446
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 32,642,324 and 28,787,991, shares issued and outstanding	32,642	28,788
Equity payable	350,862	100,862
Additional paid-in capital	72,670,382	69,903,527
Accumulated other comprehensive loss	(63,219)	-
Accumulated deficit	(66,447,999)	(65,159,010)
Total stockholders' equity	6,542,668	4,874,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,577,416	$5,933,613

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Revenues	$1,845,240	$940,172
Cost of revenues	436,624	263,914
Gross margin	1,408,616	676,258

Operating expenses
General and administrative	1,048,471	1,161,387
Sales and marketing	1,178,089	1,092,900
Engineering, research, and development	331,982	114,144
Depreciation and amortization	146,388	55,746
Total operating expenses	2,704,930	2,424,177

Loss from operations	(1,296,314)	(1,747,919)

Other income/(expense)
Interest income	368	56
Interest expense	(7,593)	-
Change in fair value of derivative liabilities	-	18,325
Foreign currency gain/(loss)	14,550	-
Total other income/(expense)	7,325	18,381
Loss before income taxes	(1,288,989)	(1,729,538)
Income tax expense	-	-
Net loss	(1,288,989)	(1,729,538)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(63,219)	-
Comprehensive loss	$(1,352,208)	$(1,729,538)

Net loss per share - basic and diluted	$(0.04)	$(0.08)
Weighted average number of shares during the period - basic and diluted	29,778,439	23,022,420

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$-	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500	4,805,000	4,805	-	4,565,695	-	-	4,570,500
Issuance of common stock for services	310,870	311	-	362,690	-	-	363,001
Issuance of common stock for earnout	903,928	904	-	749,356	-	-	750,260
Stock based compensation	20,000	20	-	1,659,812	-	-	1,659,832
Net loss	-	-	-	-	-	(6,133,046)	(6,133,046)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	2,839,333	2,839	250,000	1,700,761	-	-	1,953,600
Stock based compensation	-	-	-	356,609	-	-	356,609
Foreign currency translation adjustment	-	-	-	-	(63,219)	-	(63,219)
Net loss	-	-	-	-	-	(1,288,989)	(1,288,989)
Balance, March 31, 2016	32,642,324	$32,642	$350,862	$72,670,382	$(63,219)	$(66,447,999)	$6,542,668

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(1,288,989)	$(1,729,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3,743	7,222
Amortization of deferred financing costs	103	-
Common stock issued for services	-	363,001
Stock-based compensation	356,609	344,267
Depreciation and amortization expense	146,388	55,746
Change in fair value of derivative liabilities	-	(18,325)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(89,753)	28,917
Other current assets	(48,897)	(22,964)
Other assets	17,700	(5,700)
Accounts payable	419,669	93,952
Accrued and deferred personnel compensation	(116,191)	(22,501)
Deferred revenue and customer deposits	205,904	(74,018)
Other liabilities	(34,039)	(5,955)
Net cash used in operating activities	(427,753)	(985,896)
INVESTING ACTIVITIES
Purchases of equipment	(4,237)	(8,076)
Acquisitions	10,730	-
Cash paid for patent	(10,000)	-
Capitalized software development costs	(51,862)	(214,341)
Net cash used in investing activities	(55,369)	(222,417)
FINANCING ACTIVITIES
Deferred financing costs	(32,287)	-
Proceeds from issuance of common stock, net of issuance costs	1,953,600	4,295,500
Net cash provided by financing activities	1,921,313	4,295,500

Effect of foreign currency translation on cash flow	(19,307)	-

Net change in cash	1,418,884	3,087,187
Cash at beginning of period	634,129	848,230
Cash at end of period	$2,053,013	$3,935,417
Supplemental disclosures:
Cash paid during period for:
Interest	$7,593	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.   The accompanying unaudited consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates used are those related to stock-based compensation, asset impairments, the valuation and useful lives of depreciable tangible and certain intangible assets, the fair value of common stock used in acquisitions of businesses, the fair value of assets and liabilities acquired in acquisitions of businesses, and the valuation allowance of deferred tax assets. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

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

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiary from the local (functional) currency into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income.

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

During the three months ended March 31, 2016 and 2015,  one customer accounted for 46% and 36%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2016, the comprehensive loss was $1,352,208. For the three months ended March 31, 2015,  the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2016 and 2015, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross verses Net)”. This amendment provides additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that these standards will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

3.  Acquisitions

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders, our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz, and the assumption of their existing liabilities. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$10,730
Accounts receivable, net	4,193
Inventory	5,318
Other assets	7,024
Goodwill	1,137,235
Total assets acquired	1,164,500
Liabilities assumed	(454,000)
Net assets acquired	$710,500

The purchase price consists of the following:

Common stock	$710,500
Total purchase price	$710,500

The following information presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2015 as if the Livelenz acquisition described above had occurred on January 1, 2015. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2015

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$940,172	$90,581	$-	$1,030,753
Cost of revenues	263,914	23,136	-	287,050
Gross margin	676,258	67,445	-	743,703

Operating expenses
General and administrative	1,161,387	17,943	-	1,179,330
Sales and marketing	1,092,900	95,756	-	1,188,656
Engineering, research, and development	114,144	-	-	114,144
Depreciation and amortization	55,746	609	-	56,355
Total operating expenses	2,424,177	114,308	-	2,538,485

Loss from operations	(1,747,919)	(46,863)	-	(1,794,782)

Other income/(expense)
Interest income	56	-	-	56
Interest expense	-	(8,868)	-	(8,868)
Change in fair value of derivative liabilities	18,325	-	-	18,325
Foreign Currency Gain/(Loss)	-	22,020	-	22,020
Total other income/(expense)	18,381	13,152	-	31,533

Loss before income taxes	(1,729,538)	(33,711)	-	(1,763,249)

Income tax expense	-	-	-	-

Net loss	$(1,729,538)	$(33,711)	$-	$(1,763,249)

Net loss per share - basic and diluted	$(0.08)			$(0.08)

Weighted average number of shares during the period - basic and diluted	23,022,420			23,022,420

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2016 and December 31, 2015 was $3,058,307 and $1,921,072, respectively.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Impairments	Amortization	Balance at March 31, 2016
Patents and trademarks	$78,931	$10,000	$-	$(1,974)	$86,957
Customer and merchant relationships	1,373,513	-	-	(41,621)	$1,331,892
Trade name	135,567	-	-	(4,108)	$131,459
Acquired technology	187,298	-	-	(5,676)	$181,622
	$1,775,309	$10,000	$-	$(53,379)	$1,731,930

The intangible assets are being amortized on a straight line basis over their estimated useful lives of ten to twenty years.

Amortization expense for intangible assets was $53,379 and $53,692 for the three months ended March 31, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2016 is as follows:

Year ending December 31,	Amount
2016	$160,139
2017	213,519
2018	213,519
2019	213,519
2020	213,519
Thereafter	717,715
Total	$1,731,930

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

The following table presents details of our software development costs as of March 31, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Amortization	Balance at March 31, 2016
Software Development Costs	$598,380	$51,862	$(89,463)	$560,779
	$598,380	$51,862	$(89,463)	$560,779

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

Amortization expense for software development costs was $89,463 and $0 for the three months ended March 31, 2016 and 2015.

The estimated future amortization expense of software development costs as of March 31, 2016 is as follows:

Year ending December 31,	Amount
2016	$286,439
2017	232,227
2018	42,113
2019	-
2020	-
Thereafter	-
Total	$560,779

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2016 and December 31, 2015:

Facility	Maturity	Interest Rate	Balance at March 31, 2016	Balance at December 31, 2015
BDC Term Loan	December 15, 2017	12%	$345,465	$-
ACOA Note	May 1, 2021	-	70,234	-
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	-	-
Total Debt			415,699	-
Less current portion			(96,903)	-
Long-term debt, net of current portion			$318,796	$-

BDC Term Loan

On January 8, 2016, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2017.

ACOA Note

On April 29, 2016, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments will begin on June 1, 2016, and the commitments will terminate on May 1, 2021.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. There are no financial covenants and as of the date of this report there are no borrowings under the Facility.

Under the terms of the Facilty, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $32,287 as of March 31, 2016 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $7,593 during the three months ended March 31, 2016.

7.  Stockholders’ Equity

Common Stock

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

On August 14, 2015 we issued 20,000 Restricted Stock Units to a former employee at $1.18 per share for services and recorded share-based compensation of $23,800 in general and administrative expense

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date.

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

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2015 and for the three months ended March 31, 2016:

Options
Outstanding at December 31, 2014	5,382,923
Granted	3,348,000
Exercised	-
Canceled/forfeited/expired	(3,687,695)
Outstanding at December 31, 2015	5,043,228
Granted	925,500
Exercised	-
Canceled/forfeited/expired	(496,071)
Outstanding at March 31, 2016	5,472,657

The weighted average exercise price of stock options granted during the period was $0.70 and the related weighted average grant date fair value was $0.59 per share.

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

2016

On January 15, 2016, the Company granted four employees 167,500 options to purchase shares of the Company common stock at the closing price as of January 15, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until January 15, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $98,825.

On January 19, 2016, the Company granted one employee 500,000 options to purchase shares of the Company common stock at the closing price as of January 19, 2016 of $0.70 per share. The options vest 300,000 in equal monthly installments over 48 months, 100,000 upon a four-year cliff or $13 million in annual reported revenue, whichever is earlier to occur, and 100,000 upon a four-year cliff or $22 million in annual reported revenue, whichever is earlier to occur and are exercisable until January 15, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $295,000.

On March 24, 2016, the Company granted nine employees 258,000 options to purchase shares of the Company common stock at the closing price as of March 24, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 24, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $152,220.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
General and administrative	$239,504	$186,803
Sales and marketing	51,704	59,244
Engineering, research, and development	27,900	18,042
	$319,108	$264,089

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Risk-free interest rate	1.56%	1.58%
Expected life (years)	6.00	6.04
Expected dividend yield	-%	-%
Expected volatility	114%	132%

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

The expected volatility in 2016 and 2015 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2015 and for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	591,436	$0.75	0.89	$305,572
Awarded	82,501	$0.29	-	$-
Released	(20,000)	$1.18	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2015	653,937	$0.32	0.08	$339,570
Awarded	-	$-	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at March 31, 2016	653,937	$0.32	-	$399,570

Expected to vest at March 31, 2016	653,937	$-	-	$399,570
Exercisable at March 31, 2016	653,937	$-	-	$399,570
Unvested at March 31, 2016	-	$-	-	$-
Unrecognized expense at March 31, 2016	$-

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

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31,
	2016	2015
General and administrative	$37,501	$80,178
	$37,501	$80,178

As of March 31, 2016,  all restricted stock units were fully vested and expensed. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. A summary of non-employee warrant activity from December 31, 2015 to March 31, 2016 is presented below:

Number Outstanding
Outstanding at December 31, 2015	33,333
Granted	-
Exercised	-
Canceled/forfeited/expired	(33,333)
Outstanding at March 31, 2016	-

Warrants Issued to Investors and Placement Agents

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

At March 31, 2016, we have warrants to purchase 8,112,772 and 234,500 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 34,229 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,435,750 shares expire in 2020.

8.  Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value.

The following table presents assets that are measured and recognized at fair value as of March 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,058,307	$-
Intangibles, net (non-recurring)	$-	$-	$2,292,709	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,373,689	$(21,188)

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

10.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the three months ended March 31, 2015 for the gross proceeds of $4,805,000.  Two officers of the company participated in the private placement investing a total of $75,000, resulting in 75,000 common stock shares and 18,750 of common stock purchase warrants.

As discussed previously, we conducted the private placement of our securities during the three months ended March 31, 2016 for the gross proceeds of $1,953,600. One officer of the company participated in the private placement investing a total of $25,000, resulting in 41,667 common stock shares.

11.   Subsequent Events

On April 29, 2016, Livelenz entered into an amendment on the ACOA loan as further described in Note 6.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2015 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 30, 2016 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

2016 Private Placement

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,000.  The offering was conducted by our management and no commission or other selling fees were paid by us.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we agreed to file with the SEC a resale registration statement covering the common shares by May 31, 2016.

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

Revenues for the three months ended March 31, 2016 were $1,845,240,  an increase of $905,068, or 96%, compared to the same period in 2015. The net increase is primarily attributable to an increase in SMS and Smart Receipt revenue of $938,185. This increase was offset by decreases in IVR and Ad Model revenues, which decreased $49,004 compared to the same period in 2015.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended March 31, 2016 was $436,624,  an increase of $172,710, or 65%, compared to the same period in 2015.   This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $112,916, or 10%, during the three months ended March 31, 2016 compared to the same period in 2015. The decrease in general and administrative expense was primarily due to decreased personnel expenses.   Personnel related expenses, exclusive of share based compensation, decreased $98,499 due a decrease in one-time management expenses as compared to the same period in 2015.   These decreases were offset by increases  in other areas as a result of increased spending.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $85,189, or 8%, during the three months ended March 31, 2016 compared to the same period in 2015.   The increase was primarily due to higher personnel costs as a result of the Livelenz acquisition and trade shows.   During the three months ended March 31, 2016,  personnel related expenses, including share-based compensation, increased $74,917 primarily due to the acquisition of personnel with Livelenz.  Trade show costs increased  $7,395 due to higher show attendance as compared to the prior period in 2015.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $217,838, or 191%, during the three months ended March 31, 2016 compared to the same period in 2015.   The increase was primarily due to an increase in personnel related costs as compared to 2015 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense increased $90,642, or 163%, during the three months ended March 31, 2016 compared to the same period in 2015.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $7,593, or 100%, during the three months ended March 31, 2016 compared to the same period in 2015. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2016 and 2015 was a decrease of $18,325.

The value of the derivative liabilities at any given date is based primarily on the value and volatility of our common stock, among other less significant factors. In periods when our stock price or volatility rises, we expect to record a loss in the change in fair value of the derivative liabilities.   The conversion of convertible notes payable into common shares in June 2013, reducing the number of warrants subject to derivative liability treatment, significantly reduced our ongoing exposure to derivative liability valuation adjustments. All warrants which included embedded derivative liabilities expired as of December 31, 2015, which was the primary cause of the gain during 2015.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2016 was $1 Canadian equals $0.73 U.S. Dollar. This compares to an average rate of $1 Canadian equals $0.81 U.S. Dollar in the same period of 2015. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

• The Company sells products primarily in U.S. Dollars; therefore, reported revenues are not highly impacted by foreign currency volatility.

• A portion of the Company’s expenses are incurred in Canadian Dollars and therefore fluctuate in U.S. Dollars as the U.S. Dollar varies. A weaker U.S. Dollar results in an increase in translated expenses, and a stronger U.S. Dollar results in a decrease.

• Changes in foreign currency rates also impact the translated value of the Company’s working capital that is held in Canadian Dollars. Foreign exchange rate fluctuations result in foreign exchange gains or losses based upon movement in the translated value of Canadian working capital into U.S. Dollars.

The change in foreign currency was a gain of $14,550 for three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $3,033,199, including $2,053,013 in cash, and current liabilities of $1,715,952, resulting in working capital of $1,317,247.

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

Cash Flows

	Period Ended
	March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(427,753)	$(985,896)
Investing activities	(55,369)	(222,417)
Financing activities	1,921,313	4,295,500
Effect of foreign currency translation on cash flow	(19,307)	-
Net change in cash	$1,418,884	$3,087,187

Operating Activities

We used cash in operating activities totaling $427,753 during the three months ended March 31, 2016 and $985,896 during the three months ended March 31, 2015. The decrease in cash used in operating activities was primarily due to a lower net loss.

Investing Activities

Investing activities during the three months ended March 31, 2016 includes $51,862 of capitalized software development costs, $10,000 of cash paid for patents, $4,237 of equipment purchases, and $10,730 of cash proceeds from acquisitions.

Investing activities during the three months ended March 31, 2015 includes $8,076 of equipment purchases and $214,341 of capitalized software development costs.

Financing Activities

Financing activities for the three months ended March 31, 2016 and 2015 includes net proceeds from the sale of common stock units of $1,953,600 and $4,295,500, respectively.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Agreement dated January 15, 2016 between the Company and the shareholders of LiveLenz, Inc. (1)
10.2	Form of Securities Purchase Agreement dated March 7, 2016 between the Company and the investors named herein (2)
10.3	Form of Registration Rights Agreement dated March 7, 2016 between the Company and the investors named herein (2)
10.4	Loan and Security Agreement dated March 30, 2016 is among Silicon Valley Bank, Mobivity, Inc. and the Company (2)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Definition Linkbase Document *
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Filed electronically herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 22, 2016
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: May 16, 2016	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)