Form 10-Q
period 2016-06-30
MOBIVITY HOLDINGS CORP.
filed 2016-08-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 33,058,991 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,035,863	$634,129
Restricted cash	1,000,000	-
Accounts receivable, net of allowance for doubtful accounts of $233,599 and $237,383, respectively	860,674	700,356
Other current assets	199,210	131,345
Total current assets	3,095,747	1,465,830
Goodwill	3,044,341	1,921,072
Intangible assets, net	2,451,247	2,373,689
Other assets	190,901	173,022
TOTAL ASSETS	$8,782,236	$5,933,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$557,567	$375,363
Accrued interest	3,026	-
Accrued and deferred personnel compensation	444,520	414,314
Deferred revenue and customer deposits	295,240	72,624
Notes payable	1,189,911	-
Other current liabilities	129,994	197,145
Total current liabilities	2,620,258	1,059,446

Non-current liabilities
Notes payable	225,217	-
Total non-current liabilities	225,217	-
Total liabilities	2,845,475	1,059,446
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,058,991 and 28,787,991, shares issued and outstanding	33,059	28,788
Equity payable	100,862	100,862
Additional paid-in capital	73,362,549	69,903,527
Accumulated other comprehensive loss	(45,322)	-
Accumulated deficit	(67,514,387)	(65,159,010)
Total stockholders' equity	5,936,761	4,874,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,782,236	$5,933,613

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Revenues	$2,074,713	$1,091,245	$3,919,805	$2,031,417
Cost of revenues	562,311	270,038	998,941	533,952
Gross margin	1,512,402	821,207	2,920,864	1,497,465

Operating expenses
General and administrative	931,313	1,046,839	1,985,730	2,208,226
Sales and marketing	1,105,033	797,329	2,331,044	1,890,228
Engineering, research, and development	278,875	201,562	627,814	315,706
Depreciation and amortization	161,196	82,740	307,447	138,486
Total operating expenses	2,476,417	2,128,470	5,252,035	4,552,646

Loss from operations	(964,015)	(1,307,263)	(2,331,171)	(3,055,181)

Other income/(expense)
Interest income	1,385	492	1,753	547
Interest expense	(19,546)	-	(27,063)	-
Change in fair value of derivative liabilities	-	(25,140)	-	(6,815)
Gain on adjustment in contingent consideration	-	2,000	-	2,000
Foreign currency gain/(loss)	(14,287)	-	1,104	-
Total other income/(expense)	(32,448)	(22,648)	(24,206)	(4,268)
Loss before income taxes	(996,463)	(1,329,911)	(2,355,377)	(3,059,449)
Income tax expense	-	-	-	-
Net loss	(996,463)	(1,329,911)	(2,355,377)	(3,059,449)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	17,897	-	(45,322)	-
Comprehensive loss	$(978,566)	$(1,329,911)	$(2,400,699)	$(3,059,449)

Net loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.12)
Weighted average number of shares during the period - basic and diluted	33,059,007	26,385,601	31,409,661	24,713,302

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$-	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500	4,805,000	4,805	-	4,565,695	-	-	4,570,500
Issuance of common stock for services	310,870	311	-	362,690	-	-	363,001
Issuance of common stock for earnout	903,928	904	-	749,356	-	-	750,260
Stock based compensation	20,000	20	-	1,659,812	-	-	1,659,832
Net loss	-	-	-	-	-	(6,133,046)	(6,133,046)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Stock based compensation	-	-	-	799,193	-	-	799,193
Foreign currency translation adjustment	-	-	-	-	(45,322)	-	(45,322)
Net loss	-	-	-	-	-	(2,355,377)	(2,355,377)
Balance, June 30, 2016	33,058,991	$33,059	$100,862	$73,362,549	$(45,322)	$(67,514,387)	$5,936,761

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(2,355,377)	$(3,059,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	11,081	4,111
Amortization of deferred financing costs	4,351	-
Common stock issued for services	-	363,001
Stock-based compensation	799,193	766,464
Depreciation and amortization expense	307,447	138,486
Change in fair value of derivative liabilities	-	6,815
Gain on adjustment in contingent consideration	-	(2,000)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(168,190)	45,147
Other current assets	(60,237)	(57,759)
Other assets	17,700	(25,107)
Accounts payable	106,044	125,134
Accrued interest	3,026	-
Accrued and deferred personnel compensation	19,361	(27,806)
Deferred revenue and customer deposits	222,487	(112,447)
Other liabilities	(69,440)	42,938
Net cash used in operating activities	(1,162,554)	(1,792,472)
INVESTING ACTIVITIES
Purchases of equipment	(9,753)	(50,513)
Acquisitions	10,730	-
Cash paid for patent	(12,700)	-
Capitalized software development costs	(342,381)	(402,106)
Net cash used in investing activities	(354,104)	(452,619)
FINANCING ACTIVITIES
Deferred financing costs	(32,287)	-
Repayments of notes payable	(1,152)	-
Proceeds from issuance of common stock, net of issuance costs	1,953,600	4,570,500
Net cash provided by financing activities	1,920,161	4,570,500

Effect of foreign currency translation on cash flow	(1,769)	-

Net change in cash	401,734	2,325,409
Cash at beginning of period	634,129	848,230
Cash at end of period	$1,035,863	$3,173,639
Supplemental disclosures:
Cash paid during period for:
Interest	$27,063	$-
Non-cash investing and financing activities:
Restricted cash proceeds from line of credit	$1,000,000	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016.

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

Restricted cash

Restricted cash represents funds advanced in accordance with the Company’s Working Capital Line of Credit Facility which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability.

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

During the six months ended June 30, 2016, the Company was advanced $63,697 against certain receivables under their Working Capital Line of Credit Facility in accordance with the agreement.

As of June 30, 2016 and December 31, 2015, we recorded an allowance for doubtful accounts of $233,599 and $237,383, respectively.

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

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, non-compete agreements, and software development costs. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets.

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

During the six months ended June 30, 2016 and 2015, one customer accounted for 47% and 34%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2016, the comprehensive loss was $978,566 and $2,400,699, respectively. For the three and six months ended June 30, 2015 the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2016 and 2015, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

Adoption of the new standard impacted our previously reported quarterly results for the fiscal year 2016 as follows:

	Three Months Ended
	March 31, 2016
	As reported	As adjusted
Income statement:
Net loss	$(1,288,989)	$(1,359,226)
Comprehensive net loss	$(1,352,208)	$(1,422,445)
Net loss per share - basic and diluted	$(0.04)	$(0.05)

Balance Sheet:
Common stock, equity payable and paid in capital	$73,053,886	$73,124,123
Retained earnings	$(66,447,999)	$(66,518,236)

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$10,730
Accounts receivable, net	2,843
Inventory	4,457
Other assets	2,617
Fixed assets	4,407
Intangible assets	20,300
Goodwill	1,123,269
Total assets acquired	1,168,623
Liabilities assumed	(458,123)
Net assets acquired	$710,500

The purchase price consists of the following:

Common stock	$710,500
Total purchase price	$710,500

The following information presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2015 as if the Livelenz acquisition described above had occurred on January 1, 2015. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2015

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$2,031,417	$133,597	$-	$2,165,014
Cost of revenues	533,952	43,701	-	577,653
Gross margin	1,497,465	89,896	-	1,587,361

Operating expenses
General and administrative	2,208,226	47,427	-	2,255,653
Sales and marketing	1,890,228	144,466	-	2,034,694
Engineering, research, and development	315,706	-	-	315,706
Depreciation and amortization	138,486	2,045	-	140,531
Total operating expenses	4,552,646	193,938	-	4,746,584

Loss from operations	(3,055,181)	(104,042)	-	(3,159,223)

Other income/(expense)
Interest income	547	-	-	547
Interest expense	-	(20,580)	-	(20,580)
Change in fair value of derivative liabilities	(6,815)	-	-	(6,815)
Gain on adjustment in contingent consideration	2,000			2,000
Foreign Currency Gain/(Loss)	-	21,045	-	21,045
Total other income/(expense)	(4,268)	465	-	(3,803)

Loss before income taxes	(3,059,449)	(103,577)	-	(3,163,026)

Income tax expense	-	-	-	-

Net loss	$(3,059,449)	$(103,577)	$-	$(3,163,026)

Net loss per share - basic and diluted	$(0.12)			$(0.13)

Weighted average number of shares during the period - basic and diluted	24,713,302			24,713,302

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2016 and December 31, 2015 was $3,044,341 and $1,921,072, respectively.

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2016
Patents and trademarks	$78,931	$24,700	$-	$(5,156)	$1,383	$99,858
Customer and merchant relationships	1,373,513	-	-	(83,243)	-	1,290,270
Non-compete agreement	-	7,200	-	(3,623)	779	4,356
Trade name	135,567	1,100	-	(8,328)	127	128,466
Acquired technology	187,298	-	-	(11,351)	-	175,947
	$1,775,309	$33,000	$-	$(111,701)	$2,289	$1,698,897

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $58,321 and $53,692 for the three months ended June 30, 2016 and 2015, respectively.

Amortization expense for intangible assets was $111,701 and $107,384 for the six months ended June 30, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2016 is as follows:

Year ending December 31,	Amount
2016	$112,150
2017	216,797
2018	216,394
2019	216,394
2020	216,394
Thereafter	720,768
Total	$1,698,897

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

The following table presents details of our software development costs as of June 30, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Amortization	Balance at June 30, 2016
Software Development Costs	$598,380	$342,381	$(188,411)	$752,350
	$598,380	$342,381	$(188,411)	$752,350

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

Amortization expense for software development costs was $98,949 and $26,793 for the three months ended June 30, 2016 and 2015, respectively.

Amortization expense for software development costs was $188,411 and $26,793 for the six months ended June 30, 2016 and 2015, respectively.

The estimated future amortization expense of software development costs as of June 30, 2016 is as follows:

Year ending December 31,	Amount
2016	$269,184
2017	375,635
2018	107,531
2019	-
2020	-
Thereafter	-
Total	$752,350

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2016 and December 31, 2015:

Facility	Maturity	Interest Rate	Balance at June 30, 2016	Balance at December 31, 2015
BDC Term Loan	December 15, 2017	12%	$345,965	$-
ACOA Note	May 1, 2021	-	69,163	-
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	1,000,000	-
Total Debt			1,415,128	-
Less current portion			(1,189,911)	-
Long-term debt, net of current portion			$225,217	$-

BDC Term Loan

On January 8, 2016, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2017.

ACOA Note

On April 29, 2016, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2021.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. During the six months ended June 30, 2016, the Company borrowed $1,000,000, under this facility.

Under the terms of the Facilty, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $32,287 as of June 30, 2016 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $19,546 and $0 during the three months ended June 30, 2016 and 2015, respectively.

Interest expense was $27,063 and $0 during the six months ended June 30, 2016 and 2015, respectively.

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

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. The Consideration Shares were valued using the closing price on the acquisition closing date of $0.70 per share for a total acquisition purchase price of $710,500.

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,600.  The offering was conducted by our management and no commission or other selling fees were paid by us. Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we agreed to file with the SEC a resale registration statement covering the common shares. The registration statement was declared effective by the SEC on August 8, 2016.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2015 and for the six months ended June 30, 2016:

Options
Outstanding at December 31, 2014	5,382,923
Granted	3,348,000
Exercised	-
Canceled/forfeited/expired	(3,687,695)
Outstanding at December 31, 2015	5,043,228
Granted	925,500
Exercised	-
Canceled/forfeited/expired	(583,051)
Outstanding at June 30, 2016	5,385,677

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

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$232,003	$219,798	$485,990	$406,603
Sales and marketing	81,658	54,385	172,001	113,629
Engineering, research, and development	38,599	26,410	83,615	44,451
	$352,260	$300,593	$741,606	$564,683

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015
Risk-free interest rate	1.56%	1.56%
Expected life (years)	6.00	6.03
Expected dividend yield	-%	-%
Expected volatility	114%	132%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2015 and for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	591,436	$0.75	0.89	$305,572
Awarded	82,501	$0.29	-	$-
Released	(20,000)	$1.18	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2015	653,937	$0.32	0.08	$339,570
Awarded	116,070	$0.70	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at June 30, 2016	770,007	$0.38	-	$399,570

Expected to vest at June 30, 2016	770,007	$-	-	$693,006
Exercisable at June 30, 2016	703,012	$-	-	$632,711
Unvested at June 30, 2016	96,725	$-	-	$87,053
Unrecognized expense at June 30, 2016	$61,162

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

2016

On April 1, 2016 the Company granted five independent directors a total of 116,070 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning April 1, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) April 1, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$20,087	$121,603	$57,587	$201,781
	$20,087	$121,603	$57,587	$201,781

As of June 30, 2016, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. A summary of non-employee warrant activity from December 31, 2015 to June 30, 2016 is presented below:

Number Outstanding
Outstanding at December 31, 2015	33,333
Granted	-
Exercised	-
Canceled/forfeited/expired	(33,333)
Outstanding at June 30, 2016	-

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

At June 30, 2016, we have warrants to purchase 8,112,772 and 234,500 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 34,229 shares expire in 2016, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,723,935 shares expire in 2019, and warrants to purchase 1,435,750 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,044,341	$-
Intangibles, net (non-recurring)	$-	$-	$2,451,247	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,373,689	$(21,188)

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

10.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during six months ended June 30, 2015 for the gross proceeds of $4,805,000.  Two officers and two directors of the company participated in the private placement investing a total of $2,150,000, resulting in 2,150,000 common stock shares and 537,500 of common stock purchase warrants.

As discussed previously, we conducted the private placement of our securities during the six months ended June 30, 2016 for the gross proceeds of $1,953,600.  One officer and one director of the company participated in the private placement investing a total of $1,025,000, resulting in 1,708,333 common stock shares.

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

Our unique approach to personalized, targeted offline marketing is marketed through our “SmartSuite” portfolio of solutions that all leverage our proprietary path to point-of-sale data. Our primary SmartSuite product is “SmartSMS” which utilizes SMS text messaging as a communications channel for targeted awareness and offers messages to consumers, leveraging purchase data to measure and target those messages much in the same way an e-commerce operator, like Amazon, uses online shopping cart data. For example, a consumer might receive a text message near lunch time offering a special discount to purchase a six-inch sub at their nearest Subway location. Once the consumer shows that text message at check out, our SmartReceipt technology kicks in to match that customer’s purchase with their offer redemption, thereby providing the ability to assess the effectiveness of the SMS offer.  It also builds a purchase history of that customer for more targeted offers in the future.

In addition to SmartSMS, our SmartReceipt solution is capable of controlling the printed receipt to print targeted, graphical messages, including offers and coupons, on the front of the receipt consumer’s receive following a purchase. With SmartRecept, we can also transform the underutilized, printed receipt into a targeted messaging opportunity. As an example, say a consumer purchases a sandwich but doesn’t purchase a beverage. SmartReceipt sees the customer’s purchase information in real-time – and as the receipt is being printed, it can automatically see that the consumer didn’t buy a beverage and dynamically, in real time, add a strong beverage coupon to the printed receipt in an effort to influence that consumer to add a beverage on their next visit.

Our SmartSuite portfolio of solutions is rounded out with “SmartAnalytics,” which provides a set of reporting and analytics tools enabling brands to better understand their sales data across what could be a disparate collection of various point-of-sale devices.

Our goal is to expand our solution offerings to include applications that will leverage offline purchase data to provide attribution and better power mobile and online ad networks, shape marketing from real-time inventory and sales data, and apply emerging machine learning and artificial intelligence technologies to the massive purchase data sets we’re accumulating to drive predictive and automated solutions.

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

2016 Private Placement

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,000. The offering was conducted by our management and no commission or other selling fees were paid by us. Pursuant to the terms of the offering, we entered into registration rights agreement with the investors, pursuant to which we filed with the SEC a registration statement to register the resale of the private placement shares. The registration rights agreement was declared effective by the SEC on August 8, 2016.

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

Revenues for the three months ended June 30, 2016 were $2,074,713,  an increase of $983,468, or 90%, compared to the same period in 2015. The net increase is primarily attributable to an increase in SMS and Smart Receipt revenue of $1,025,626. This increase was offset by decreases in IVR, Campaign, Ad Model, and other revenues, which decreased $68,291 compared to the same period in 2015.

Revenues for the six months ended June 30, 2016 were $3,919,805,  an increase of $1,888,388, or 93%, compared to the same period in 2015. The net increase is primarily attributable to an increase in SMS and Smart Receipt revenue of $1,938,802. This increase was offset by decreases in IVR and Ad Model revenues, which decreased $83,241 compared to the same period in 2015.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended June 30, 2016 was $562,311,  an increase of $292,273, or 108%, compared to the same period in 2015. This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

Cost of revenues for six months ended June 30, 2016 was $998,941,  an increase of $464,989, or 87%, compared to the same period in 2015.  This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $115,526, or 11%, during the three months ended June 30, 2016 compared to the same period in 2015. The decrease in general and administrative expense was primarily due to decreased facilities expense and share based compensation expenses.   Share based compensation, decreased $89,311 and facilities expense decreased $35,205 as compared to the same period in 2015.   The facilities expense decrease was primarily related to the lease termination charge incurred during the three months ended June 30, 2015.

General and administrative decreased $222,496, or 10%, during the six months ended June 30, 2016 compared to the same period in 2015. The decrease in general and administrative expense was primarily due to decreased personnel expenses and facilities expenses. Personnel related expenses decreased $178,636, which included $64,807 of stock based compensation, compared to the same period in 2015. Facilities expense decreased $17,160 primarily related to the lease termination charge during 2015.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $307,704, or 39%, during the three months ended June 30, 2016 compared to the same period in 2015.   The increase was primarily due to higher personnel costs  and also a result of the Livelenz acquisition.   During the three months ended June 30, 2016,  personnel related expenses, including share-based compensation, increased $301,256 primarily due to an increase in personnel to support revenue growth and the acquisition of personnel with Livelenz.

Sales and marketing expenses increased $440,816, or 23%, during the six months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily due to higher personnel costs and also as a result of the Livelenz acquisition.  During the six months ended June 30, 2016, personnel related expenses, including share-based compensation, increased $431,865 primarily due to an increase in personnel to support revenue growth and the acquisition of personnel with Livelenz.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $77,313, or 38%, during the three months ended June 30, 2016 compared to the same period in 2015.   The increase was primarily due to an increase in personnel related costs as compared to 2015 to support the Company’s growth.

Engineering, research & development expenses increased $312,108, or 99%, during the six months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily due to an increase in personnel related costs as compared to 2015 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense increased $78,456 or 95%, during the three months ended June 30, 2016 compared to the same period in 2015. Depreciation and amortization expense increased $168,961 or 122%, during the six months ended June 30, 2016 compared to the same period in 2015.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $19,546, or 100%, during the three months ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary. Interest expense increased $27,063, or 100%, during the six months ended June 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended June 30, 2016 compared to three months ended June 30, 2015 was a decrease of $25,140.

The change in fair value of derivative liabilities for the six months ended June 30, 2016 compared to six months ended June 30, 2015 was a decrease of $6,815.

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

Gain on Adjustment in Contingent Consideration

The gain on adjustment in contingent consideration decreased $2,000 during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The gains related to a decrease in the fair value of the contingent consideration resulting from re-measurement of the SmartReceipt and Stampt earn-out liabilities. These earnouts were settled during 2015.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and six months ended June 30, 2016 was $1 Canadian equals $0.78 and $0.76 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.81 U.S. Dollar during the same periods of 2015. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $14,287 for the three months ended June 30, 2016 and a gain of $1,104 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had current assets of $3,095,747, including $1,035,863 in cash, $1,000,000 in restricted cash and current liabilities of $2,620,258, resulting in working capital of $475,489.

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

Cash Flows

	Six Months Ended
	June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(1,162,554)	$(1,792,472)
Investing activities	(354,104)	(452,619)
Financing activities	1,920,161	4,570,500
Effect of foreign currency translation on cash flow	(1,769)	-
Net change in cash	$401,734	$2,325,409

Operating Activities

We used cash in operating activities totaling $1,162,554 during the six months ended June 30, 2016 and $1,792,472 during the six months ended June 30, 2015. The decrease in cash used in operating activities was primarily due to a lower net loss.

Investing Activities

Investing activities during the six months ended June 30, 2016 includes $342,381 of capitalized software development costs, $12,700 of cash paid for patents, $9,753 of equipment purchases, and $10,730 of cash proceeds from acquisitions.

Investing activities during the six months ended June 30, 2015 includes $50,513 of equipment purchases and $402,106 of capitalized software development costs.

Financing Activities

Financing activities for the six months ended June 30, 2016 includes net proceeds from the sale of common stock units of $1,953,600 offset by $32,287 of cash paid for deferred financing fees and repayments of debt of $1,152.

Financing activities for the six months ended June 30, 2015 includes net proceeds from the sale of common stock units of $4,570,500.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: August 15, 2016	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)