Form 10-Q
period 2016-09-30
MOBIVITY HOLDINGS CORP.
filed 2016-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, the registrant had 33,058,991 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$273,539	$634,129
Restricted cash	1,000,000	-
Accounts receivable, net of allowance for doubtful accounts of $158,915 and $237,383, respectively	723,724	700,356
Other current assets	161,021	131,345
Total current assets	2,158,284	1,465,830
Goodwill	3,046,108	1,921,072
Intangible assets, net	2,368,537	2,373,689
Other assets	130,996	173,022
TOTAL ASSETS	$7,703,925	$5,933,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$686,985	$375,363
Accrued interest	4,112	-
Accrued and deferred personnel compensation	462,027	414,314
Deferred revenue and customer deposits	272,188	72,624
Notes payable	1,283,085	-
Other current liabilities	121,898	197,145
Total current liabilities	2,830,295	1,059,446

Non-current liabilities
Notes payable	125,789	-
Total non-current liabilities	125,789	-
Total liabilities	2,956,084	1,059,446
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,058,991 and 28,787,991, shares issued and outstanding	33,059	28,788
Equity payable	100,862	100,862
Additional paid-in capital	73,750,605	69,903,527
Accumulated other comprehensive loss	(43,626)	-
Accumulated deficit	(69,093,059)	(65,159,010)
Total stockholders' equity	4,747,841	4,874,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,703,925	$5,933,613

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Revenues	$2,182,750	$1,303,663	$6,102,501	$3,335,080
Cost of revenues	619,495	286,503	1,618,461	820,455
Gross margin	1,563,255	1,017,160	4,484,040	2,514,625

Operating expenses
General and administrative	1,139,732	1,068,157	3,125,484	3,276,384
Sales and marketing	1,336,257	1,005,520	3,667,279	2,895,748
Engineering, research, and development	446,447	269,273	1,074,266	584,978
Depreciation and amortization	194,419	105,512	501,866	243,998
Total operating expenses	3,116,855	2,448,462	8,368,895	7,001,108

Loss from operations	(1,553,600)	(1,431,302)	(3,884,855)	(4,486,483)

Other income/(expense)
Interest income	525	506	2,278	1,054
Interest expense	(25,900)	-	(52,960)	-
Intangible asset impairment	-	(21,188)	-	(21,188)
Change in fair value of derivative liabilities	-	41,795	-	34,980
Gain on adjustment in contingent consideration	-	87,740	-	89,740
Foreign currency gain	372	-	1,488	-
Total other income/(expense)	(25,003)	108,853	(49,194)	104,586
Loss before income taxes	(1,578,603)	(1,322,449)	(3,934,049)	(4,381,897)
Income tax expense	-	-	-	-
Net loss	(1,578,603)	(1,322,449)	(3,934,049)	(4,381,897)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	1,696	-	(43,626)	-
Comprehensive loss	$(1,576,907)	$(1,322,449)	$(3,977,675)	$(4,381,897)

Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.17)
Weighted average number of shares during the period - basic and diluted	33,059,007	28,480,322	31,965,484	25,973,592

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$-	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500	4,805,000	4,805	-	4,565,695	-	-	4,570,500
Issuance of common stock for services	310,870	311	-	362,690	-	-	363,001
Issuance of common stock for earnout	903,928	904	-	749,356	-	-	750,260
Stock based compensation	20,000	20	-	1,659,812	-	-	1,659,832
Net loss	-	-	-	-	-	(6,133,046)	(6,133,046)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Stock based compensation	-	-	-	1,187,249	-	-	1,187,249
Foreign currency translation adjustment	-	-	-	-	(43,626)	-	(43,626)
Net loss	-	-	-	-	-	(3,934,049)	(3,934,049)
Balance, September 30, 2016	33,058,991	$33,059	$100,862	$73,750,605	$(43,626)	$(69,093,059)	$4,747,841

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(3,934,049)	$(4,381,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	152,938	(8,300)
Amortization of deferred financing costs	8,705	-
Common stock issued for services	-	363,001
Stock-based compensation	1,187,249	1,218,649
Depreciation and amortization expense	501,866	243,998
Change in fair value of derivative liabilities	-	(34,980)
Loss on disposal of fixed assets	67,185	6,943
Gain on adjustment in contingent consideration	-	(89,740)
Intangible asset impairment	-	21,188
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(175,433)	(379,095)
Other current assets	(22,455)	(82,997)
Other assets	23,100	(43,082)
Accounts payable	235,676	87,614
Accrued interest	4,112	-
Accrued and deferred personnel compensation	36,989	(40,311)
Deferred revenue and customer deposits	199,479	(109,069)
Other liabilities	(77,525)	146,420
Net cash used in operating activities	(1,792,163)	(3,081,658)
INVESTING ACTIVITIES
Purchases of equipment	(30,209)	(46,506)
Acquisitions	11,088	-
Cash paid for patent	(20,915)	-
Capitalized software development costs	(442,267)	(489,850)
Net cash used in investing activities	(482,303)	(536,356)
FINANCING ACTIVITIES
Deferred financing costs	(32,287)	-
Repayments of notes payable	(4,634)	-
Proceeds from issuance of common stock, net of issuance costs	1,953,600	4,570,500
Net cash provided by financing activities	1,916,679	4,570,500

Effect of foreign currency translation on cash flow	(2,803)	-

Net change in cash	(360,590)	952,486
Cash at beginning of period	634,129	848,230
Cash at end of period	$273,539	$1,800,716
Supplemental disclosures:
Cash paid during period for:
Interest	$52,960	$-
Non-cash investing and financing activities:
Restricted cash proceeds from line of credit	$1,000,000	$-
Issuance of common stock for earn-out payable	$-	$750,260

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016.

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

As of September 30, 2016, the Company recorded an advance of $160,579 against certain receivables under their Working Capital Line of Credit Facility in accordance with the agreement.

As of September 30, 2016 and December 31, 2015, we recorded an allowance for doubtful accounts of $158,915 and $237,383, respectively.

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

During the nine months ended September 30, 2016 and 2015,  one customer accounted for 50% and 32%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2016, the comprehensive loss was $1,576,907 and $3,977,675, respectively. For the three and nine months ended September 30, 2015,  the comprehensive loss was equal to the net loss.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2016 and 2015, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$11,088
Accounts receivable, net	718
Inventory	4,457
Other assets	2,617
Fixed assets	4,407
Intangible assets	20,300
Goodwill	1,125,036
Total assets acquired	1,168,623
Liabilities assumed	(458,123)
Net assets acquired	$710,500

The purchase price consists of the following:

Common stock	$710,500
Total purchase price	$710,500

The following information presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2015 as if the Livelenz acquisition described above had occurred on January 1, 2015. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2015

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$3,335,080	$187,059	$-	$3,522,139
Cost of revenues	820,455	59,230	-	879,685
Gross margin	2,514,625	127,829	-	2,642,454

Operating expenses
General and administrative	3,276,384	64,297	-	3,340,681
Sales and marketing	2,895,748	191,180	-	3,086,928
Engineering, research, and development	584,978	-	-	584,978
Depreciation and amortization	243,998	2,819	-	246,817
Total operating expenses	7,001,108	258,296	-	7,259,404

Loss from operations	(4,486,483)	(130,467)	-	(4,616,950)

Other income/(expense)
Interest income	1,054	-	-	1,054
Interest expense	-	(31,658)	-	(31,658)
Change in fair value of derivative liabilities	34,980	-	-	34,980
Intangible asset impairment	(21,188)	-	-	(21,188)
Gain on adjustment in contingent consideration	89,740			89,740
Foreign Currency Gain/(Loss)	-	30,426	-	30,426
Total other income/(expense)	104,586	(1,232)	-	103,354

Loss before income taxes	(4,381,897)	(131,699)	-	(4,513,596)

Income tax expense	-	-	-	-

Net loss	$(4,381,897)	$(131,699)	$-	$(4,513,596)

Net loss per share - basic and diluted	$(0.17)			$(0.17)

Weighted average number of shares during the period - basic and diluted	25,973,592			25,973,592

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2016 and December 31, 2015 was $3,046,108 and $1,921,072, respectively.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2016
Patents and trademarks	$78,931	$32,915	$-	$(7,789)	$1,295	$105,352
Customer and merchant relationships	1,373,513	-	-	(124,865)	-	1,248,648
Non-compete agreement	-	7,200	-	(5,599)	729	2,330
Trade name	135,567	1,100	-	(12,495)	119	124,291
Acquired technology	187,298	-	-	(17,027)	-	170,271
	$1,775,309	$41,215	$-	$(167,775)	$2,143	$1,650,892

The intangible assets are being amortized on a straight line basis over their estimated useful lives of one to twenty years.

The Company recorded an impairment charge for patent application fees that were not granted of $21,188 for both the three and nine months ended September 30, 2015.

Amortization expense for intangible assets was $61,016 and $53,692 for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense for intangible assets was $167,775 and $161,076 for the nine months ended September 30, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2016 is as follows:

Year ending December 31,	Amount
2016	$57,168
2017	218,418
2018	218,075
2019	218,075
2020	217,381
Thereafter	721,775
Total	$1,650,892

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

The following table presents details of our software development costs as of September 30, 2016 and December 31, 2015:

	Balance at December 31, 2015	Additions	Amortization	Balance at September 30, 2016
Software Development Costs	$598,380	$442,267	$(323,002)	$717,645
	$598,380	$442,267	$(323,002)	$717,645

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

Amortization expense for software development costs was $134,590 and $50,262 for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense for software development costs was $323,002 and $77,055 for the nine months ended September 30, 2016 and 2015, respectively.

The estimated future amortization expense of software development costs as of September 30, 2016 is as follows:

Year ending December 31,	Amount
2016	$147,076
2017	421,410
2018	149,159
2019	-
2020	-
Thereafter	-
Total	$717,645

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2016 and December 31, 2015:

Facility	Maturity	Interest Rate	Balance at September 30, 2016	Balance at December 31, 2015
BDC Term Loan	December 15, 2017	12%	$343,665	$-
ACOA Note	May 1, 2021	-	65,209	-
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	1,000,000	-
Total Debt			1,408,874	-
Less current portion			(1,283,085)	-
Long-term debt, net of current portion			$125,789	$-

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

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. During the nine months ended September 30, 2016, the Company borrowed $1,000,000, under this facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $32,287 as of September 30, 2016 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $25,900 and $0 during the three months ended September 30, 2016 and 2015, respectively.

Interest expense was $52,960 and $0 during the nine months ended September 30, 2016 and 2015, respectively.

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

EGE acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 293,125 warrants, exercisable for a period of five years from the closing date. We issued 234,500 warrants at an exercise price of $1.00 and 58,625 warrants at an exercise price of $1.20.

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

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2015 and for the nine months ended September 30, 2016:

Options
Outstanding at December 31, 2014	5,382,923
Granted	3,348,000
Exercised	-
Canceled/forfeited/expired	(3,687,695)
Outstanding at December 31, 2015	5,043,228
Granted	1,621,500
Exercised	-
Canceled/forfeited/expired	(842,051)
Outstanding at September 30, 2016	5,822,677

The weighted average exercise price of stock options granted during the period was $0.72 and the related weighted average grant date fair value was $0.61 per share.

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

On August 23, 2016, the Company granted four employees 695,000 options to purchase shares of the Company common stock at the closing price as of August 23, 2016 of $0.75 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 23, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.63 was $440,573.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$234,069	$198,106	$720,058	$604,709
Sales and marketing	87,646	77,887	259,647	191,516
Engineering, research, and development	37,371	30,789	120,986	75,240
	$359,086	$306,782	$1,100,691	$871,465

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.42%	1.58%
Expected life (years)	6.00	6.02
Expected dividend yield	-%	-%
Expected volatility	114%	132%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2015 and for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	591,436	$0.75	0.89	$305,572
Awarded	82,501	$0.29	-	$-
Released	(20,000)	$1.18	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2015	653,937	$0.32	0.08	$339,570
Awarded	224,405	$0.72	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at September 30, 2016	878,342	$0.42	-	$790,508

Expected to vest at September 30, 2016	878,342	$-	-	$790,508
Exercisable at September 30, 2016	741,062	$-	-	$666,956
Unvested at September 30, 2016	167,010	$-	-	$150,309
Unrecognized expense at September 30, 2016	$113,444

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

On August 23, 2016 the Company granted five independent directors a total of 108,335 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning August 23, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) August 23, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$28,970	$145,403	$86,558	$347,184
	$28,970	$145,403	$86,558	$347,184

As of September 30, 2016, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,556 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. A summary of non-employee warrant activity from December 31, 2015 to September 30, 2016 is presented below:

Number Outstanding
Outstanding at December 31, 2015	33,333
Granted	-
Exercised	-
Canceled/forfeited/expired	(33,333)
Outstanding at September 30, 2016	-

Warrants Issued to Investors and Placement Agents

2015

In March 2015, we issued warrants to purchase of 1,259,875 shares of common stock at $1.20 per share in connection with the equity financing. The grant date fair value of the warrants was $1,170,067 or $0.93 per share. Additionally, we issued to EGE warrants to purchase an aggregate of 234,500 shares, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per share. The grant date fair value of these warrants was $225,358 or $0.96 per share

At September 30, 2016, we have warrants to purchase 7,859,154 shares of common stock at $1.20 per share and 605,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 5,153,358 shares expire in 2018, warrants to purchase 1,816,606 shares expire in 2019, and warrants to purchase 1,494,375 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$3,046,108	$-
Intangibles, net (non-recurring)	$-	$-	$2,368,537	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2015 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,373,689	$(21,188)

9.  Commitments and Contingencies

Lease Abandonment

On June 8, 2015, the Company incurred a lease abandonment charge of $54,849 for the three and nine months ended September 30, 2015, for the former corporate headquarters located at 58 W. Buffalo St. Suite #200 in Chandler, Arizona. Due to the growth of the Company, occupancy has been taken under a new leased spaced. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease does not terminate until November 30, 2015. All leased space related to this lease was abandoned and ceased to be used by the Company on June 30, 2015.

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

10.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during nine months ended September 30, 2015 for the gross proceeds of $4,805,000.  Two officers and two directors of the company participated in the private placement investing a total of $2,150,000, resulting in 2,150,000 common stock shares and 537,500 of common stock purchase warrants.

As discussed previously, we conducted the private placement of our securities during the nine months ended September 30, 2016 for the gross proceeds of $1,953,600.  One officer and one director of the company participated in the private placement investing a total of $1,025,000, resulting in 1,708,333 common stock shares.

11.   Subsequent Events

2016 Warrant Exercise

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016.  At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,551,168 shares of our common stock at exercise prices  of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016. We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure. As of the close of the warrant offer, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

Recent Events

2016 Warrant Exercise

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,551,168 shares of our common stock at exercise prices of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016. We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure. As of the close of the warrant offer, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

Emerging Growth Equities, Ltd. (“EGE”) acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 and 58,625 units, as defined above, exercisable for a period of five years from the closing date, at an exercise price of $1.00 and $1.20 per unit, respectively.

Results of Operations

Revenues

Revenues consist of several different lines of business. These primarily include, SmartSMS, Smart Receipt, SmartAnalytics, Ad Model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended September 30, 2016 were $2,182,750,  an increase of $879,087, or 67%, compared to the same period in 2015. The net increase is primarily attributable to an increase in SmartSMS revenue of $943,987. This increase was offset by decreases in IVR,  Ad Model, and other revenues, which decreased  $111,000 compared to the same period in 2015.

Revenues for the nine months ended September 30, 2016 were $6,102,501,  an increase of $2,767,421, or 83%, compared to the same period in 2015. The net increase is primarily attributable to an increase in SmartSMS and Smart Receipt revenue of $2,803,817. This increase was offset by decreases in IVR and Ad Model revenues, which decreased $54,818 compared to the same period in 2015.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended September 30, 2016 was $619,495,  an increase of $332,992, or 116%, compared to the same period in 2015. This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

Cost of revenues for nine months ended September 30, 2016 was $1,618,461,  an increase of $798,006, or 97%, compared to the same period in 2015.  This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $71,575, or 7%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase in general and administrative expense was primarily due to increased bad debt expense. This increase was offset by decreases in personnel expenses and share based compensation expenses.   Share based compensation, decreased $80,469 compared to the same period in 2015.

General and administrative decreased $150,900, or 5%, during the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in general and administrative expense was primarily due to decreased personnel expenses and facilities expenses. Personnel related expenses decreased $282,158, which included $145,277 of stock based compensation, compared to the same period in 2015. Facilities expense decreased $21,139 primarily related to the lease termination charge during 2015. These decreases were offset by an increase in bad debt expense of $161,238 primarily related to the reserve of aged receivables for one customer.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $330,737, or 33%, during the three months ended September 30, 2016 compared to the same period in 2015.   The increase was primarily due to higher personnel costs  and also a result of the Livelenz acquisition.   During the three months ended September 30, 2016,  personnel related expenses, including share-based compensation, increased $330,827 primarily due to an increase in personnel to support revenue growth and the acquisition of personnel with Livelenz.

Sales and marketing expenses increased $771,531, or 27%, during the nine months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily due to higher personnel costs and also as a result of the Livelenz acquisition.  During the nine months ended September 30, 2016, personnel related expenses, including share-based compensation, increased $645,688 primarily due to an increase in personnel to support revenue growth and the acquisition of personnel with Livelenz.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $177,174, or 66%, during the three months ended September 30, 2016 compared to the same period in 2015.   The increase was primarily due to an increase in personnel related costs as compared to 2015 to support the Company’s growth.

Engineering, research & development expenses increased $489,288, or 84%, during the nine months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily due to an increase in personnel related costs as compared to 2015 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense increased $88,907 or 84%, during the three months ended September 30, 2016 compared to the same period in 2015. Depreciation and amortization expense increased $257,868 or 106%, during the nine months ended September 30, 2016 compared to the same period in 2015.

Intangible Asset Impairment

We recorded an intangible asset impairment charge for patent application fees that were not granted of $21,188 for both the three and nine months ended September 30, 2015. The impairment charges were based on our valuation of these assets at September 30, 2015.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $25,900, or 100%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary. Interest expense increased $52,960, or 100%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended September 30, 2016 compared to three months ended September 30, 2015 was a decrease of $41,795.

The change in fair value of derivative liabilities for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015  was a decrease of $34,980.

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

Gain on Adjustment in Contingent Consideration

The gain on adjustment in contingent consideration decreased $87,740 during the three months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

The gain on adjustment in contingent consideration decreased $89,740 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The gains related to a decrease in the fair value of the contingent consideration resulting from re-measurement of the SmartReceipt and Stampt earn-out liabilities. These earnouts were settled during 2015.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and nine months ended September 30, 2016 was $1 Canadian equals $0.77 and $0.76 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.77 and $0.79 U.S. Dollar during the same periods of 2015The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency were gains of $372 and $1,488 for the three and nine months ended September 30, 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets of $2,158,284, including $273,539 in cash, $1,000,000 in restricted cash and current liabilities of $2,830,295, resulting in  a working deficit of $(672,011).

Since September 30, 2016, our working capital has increased as a result of our gross receipts of $2,330,993 from our warrant exercises. We believe as of the date of this report, we have working capital on hand to fund our current level of operations at least through the end of the next fiscal year.   However, there can be no assurance that we will not require additional capital.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(1,792,163)	$(3,081,658)
Investing activities	(482,303)	(536,356)
Financing activities	1,916,679	4,570,500
Effect of foreign currency translation on cash flow	(2,803)	-
Net change in cash	$(360,590)	$952,486

Operating Activities

We used cash in operating activities totaling $1,859,348 during the nine months ended September 30, 2016 and $3,081,658 during the nine months ended September 30, 2015. The decrease in cash used in operating activities was primarily due to a lower net loss, increases in deferred revenue and accounts payable.

Investing Activities

Investing activities during the nine months ended September 30, 2016 includes $442,267 of capitalized software development costs, $20,915 of cash paid for patents, $30,209 of equipment purchases, and $11,088 of cash proceeds from acquisitions.

Investing activities during the nine months ended September 30, 2015 includes $46,506 of equipment purchases and $489,850 of capitalized software development costs.

Financing Activities

Financing activities for the nine months ended September 30, 2016 includes net proceeds from the sale of common stock units of $1,953,600 offset by $32,287 of cash paid for deferred financing fees and repayments of debt of $4,634.

Financing activities for the nine months ended September 30, 2015 includes net proceeds from the sale of common stock units of $4,570,500.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October, 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,551,168 shares of our common stock at exercise prices of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016.  As of the close of the warrant offer, 3,329,990 warrants were exercised for the purchase of 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993.  The issuances of our common shares were conducted pursuant to the exemptions from registration set forth at Section 4(a)(1) of the Securities Act of 1933 and Rule 506 thereunder.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Item 6.  Exhibits

Exhibit No.	Description
4.1	Form of Warrant Exercise Agreement*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Definition Linkbase Document *
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: November 14, 2016	By:	/s/ Dennis Becker
Dennis Becker
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)