Form 10-K
period 2016-12-31
MOBIVITY HOLDINGS CORP.
filed 2017-03-31
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $29,753,106.

As of March 27, 2017, the registrant had 36,388,981 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2016

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

Part I

Item 1.    Business

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets PCs, and Point of Sale (“POS”) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. We help restaurant and retail brands realize their strategy of growing their business by increasing customer frequency, engagement and spend. Mobivity's analytics and products provide solutions that allow brands to take validated marketing actions across all channels, based on real customer behavior to create personalized, relevant, localized and targeted campaigns. With national clients such as Subway,  Sonic, Chick-fil-A, and Baskin-Robbins, Mobivity's goal is to unlock the power of internal and external customer data to create a system that provides data driven insight to continually adapt and enhance communications with customers.

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

March 2015 Private Placement.

In March 2015, we conducted a private placement of 4,805,000 units of our securities at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  Emerging Growth Equities, Ltd. acted as placement agent for the private placement and received $234,500 in commissions and warrants to purchase an aggregate of 234,500 and 58,625 shares, exercisable over a period of five years from the closing date, at an exercise price of $1.00 and $1.20 per share, respectively.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we filed with the SEC a resale registration statement covering the common shares made part of the units.  The SEC declared the registration statement effective on September 10, 2015.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 month and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital.

2016 Private Placement

In March 2016, we conducted the private placement of 3,256,000 shares of our common stock, at a price of $0.60 per share, for the gross proceeds of $1,953,600.  The offering was conducted by our management and no commission or other selling fees were paid by us.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we filed with the SEC a resale registration statement covering the common shares. The SEC declared the registration statement effective on August 8, 2016.

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants and as of the date of this report  there are borrowings of $1 million under the Facility.

2016 Warrant Exercise

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,464,339 shares of our common stock at exercise prices of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016. We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure. As of the close of the warrant offer, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. We recorded stock based compensation expense of $208,195 to account for the fair value of this transaction in accordance with ASC 718.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

The Mobivity Solution

Our mobile marketing platform is designed to allow brands to operate mobile marketing campaigns, as well as resellers to market their own mobile marketing platform under their own brand identity. As of the date of this report, we have approximately 35,000 customers utilizing our mobile marketing platform and we deliver on their behalf an average of 38 million SMS text messages per month. We have approximately 30,000 additional customers using our Smart Receipt solution and we process on their behalf an average of 85 million receipt transactions per month. Our customers are spread over all industries that market to individual consumers and range in size from national franchisers to the single site family-owned business. Our clients access our “C4” solution through a standard Web browser that allows them to directly conduct the setup, messaging, and ongoing customer relationship management with the consumers they market to. Our customers are given a dedicated support representative along with account credentials to access their own C4 account from any Web browser.

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

•	Direct Sales. Our direct sales force is predominantly comprised of five sales representatives employed by us to promote and sell our services in various geographical areas.

•	Resellers. We sell our services via wholesale pricing of licensing and transactional fees to various resellers who market and sell the Mobivity services under their own brand.

•	Agents. We also engage independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

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

Our total engineering, research and development expenditures in 2016 and 2015 were $1,712,750 and $728,741, respectively.

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

We believe that the key competitive factors that differentiate us from our competitors include:

•

Demonstrable experience and competence. We have been providing mobile marketing services since 2006. In 2009, Sybase, an international enterprise software and services company, awarded us their Innovator of the Year. Major brands such as Sonic, Subway, Chick-Fil-A, and Baskin Robbins have selected Mobivity’s products and services.

•

Competitive pricing. We believe we are one of the few mobile marketing providers in the industry that can provide SMS text messaging services at a flat licensing fee structure rather than charging for every SMS text message transaction processed. We also believe that we have a “least cost” operating advantage that competitors may find challenging to compete with.

•

Scalability. We believe that our platform is more scalable than most if not all of our competitors. Many of our customers require large volumes of mobile marketing messages to be transacted and a high quantity of end users operating our Web-

based product features. We have grown our monthly messaging volume from less than 1 million SMS text messages per month in 2010 to more than 38 million per month as of the date of this report. The number of customers utilizing our Web-based products has also grown from less than 100 in 2010 to more than 35,000 as of the date of this report.

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

As of the date of this report we own seven patents. U.S. Patent numbers 7,991,388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

In March 2011, we acquired US Patent number 6,788,769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

U.S. Patent numbers 8,463,306 and 8,818,434 were issued on June 11, 2013 and August 26, 2014, respectively. U.S. Patent 9,307,430 was issued on April 5, 2016. These patents cover a method and system for testing a SMS text messaging network. The method and system allows for real-time testing of the initiation and completion of SMS text messages and any delivery delays across the major American mobile phone carriers, and accurately measures the progress on SMS broadcasts and records when a broadcast has been completed.

U.S Patent number 3,836,444 was granted on September 29,2016. This patent covers a system to generate value added messages on receipts printed by point-of-sale (POS) systems based on various rules determined by information conveyed on the purchase receipt such as location, time of day, or other purchase data. The patent application claims priority to a patent application filed in 2006.

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

Employees

As of February 14, 2017, we had 63 employees, consisting of 29 full-time and one part-time in research and development, 25 full-time in sales and marketing, and seven full-time and one part-time in general and administrative.

Item 1A.    Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2016, we had working capital of $950,317.   While we  believe that our working capital on hand, along with our expected cash flow from operations, will be sufficient to fund our 12 month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

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

•	announcements of new acquisitions or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions or other business initiatives;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ etimates affecting us, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements by relevant governments pertaining to additional quota restrictions; and

•	fluctuations in interest rates and the availability of capital in the capital markets.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through December 2020 for 10,395 square feet of office space located at 55 N.  Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, including common area maintenance charges, are $18,408.

We have a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $10,429, excluding common area maintenance charges.

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

Year Ended December 31, 2016	High	Low
Fourth Quarter	$0.85	$0.64
Third Quarter	$0.80	$0.56
Second Quarter	$1.00	$0.56
First Quarter	$0.90	$0.70

Year Ended December 31, 2015	High	Low
Fourth Quarter	$0.79	$0.41
Third Quarter	$1.00	$0.55
Second Quarter	$1.20	$0.75
First Quarter	$1.49	$1.12

Holders of Record

As of March 28, 2017, there were 359 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2016 or 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2016 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2016. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	5,757,880	$1.16	327,135
Equity compensation plans approved by security holders	-	-	-
Total	5,757,880	$1.16	327,135

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

Overview

We are in the business of developing and operating proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones, content on printed receipts, mobile device applications, which consists of software available to both phones and tablet PCs. We generate revenue by charging the brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic, Subway, Chick-Fil-A, Baskin Robbins, and others.

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

Recent Events

2016 Warrant Exercise

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,464,339 shares of our common stock at exercise prices of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016. We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure. As of the close of the warrant offer, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. We recorded stock based compensation expense of $208,195 to account for the fair value of this transaction in accordance with ASC 718. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants and as of the date of this report. As of the date of this report, there are borrowings of $1 million under the Facility, less deferred financing costs of $20,179.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the

Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital.

March 2015 Private Placement.

In March 2015, we conducted a private placement of 4,805,000 units of our securities at a price of $1.00 per unit.  Each unit consisted of one share of our common stock and a common stock purchase warrant to purchase one-quarter share of our common stock, over a five year period, at an exercise price of $1.20 per share.  Emerging Growth Equities, Ltd. acted as placement agent for the private placement and received $234,500 in commissions and warrants to purchase an aggregate of 234,500 and 58,625 shares, exercisable over a period of five years from the closing date, at an exercise price of $1.00 and $1.20 per share, respectively.  Pursuant to the terms of the offering, we entered into registration rights agreement with the investors pursuant to which we filed with the SEC a resale registration statement covering the common shares made part of the units.  The SEC declared the registration statement effective on September 10, 2015.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Revenues consist of several different lines of business. These primarily include, SmartSMS, Smart Receipt, SmartAnalytics, Ad Model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for 2016 were $8,432,616, an increase of $3,813,628, or 83%, compared to 2015. The net increase is primarily attributable to revenues attributed to Smart Receipt and SMS of $3,885,204. This increase was offset by decreases in Stampt and other revenues, which decreased $76,026 compared to 2015.

Cost of Revenues

Cost of revenues for 2016 was $2,096,392, an increase of $1,029,723, or 97%, compared to 2015. This increase is primarily due to higher fees associated with the increase in messaging of new and existing customers and our Livelenz operation whose gross margin is lower.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses decreased $170,132, or 4%, during 2016 compared to 2015.  The decrease in general and administrative expense was primarily due to decreased personnel expenses, facilities expenses, and bad debt expense.  Personnel related expenses decreased $136,780 as compared to 2015. These decreases were offset primarily by increases in stock based compensation of $39,209 and increased expenses in training, insurance and general administrative costs.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses increased $887,248, or 21%, during 2016 compared to 2015. The change was primarily due to personnel related expenses increasing by $848,137 including the addition of Livelenz personnel.  Commissions increased  $100,058 in alignment with an increase in internal sales. These costs were offset by a decrease in trade show expenditures of $78,551.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses increased $984,009, or 135%, during 2016 compared to 2015.  The increase was primarily due increased personnel costs related to an increase in staffing to support the Company’s growth.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $347,616, or 96%, during 2016 compared to 2015 as a result of increases in amortization expense of our software development costs.

Goodwill Impairment and Intangible Asset Impairment

During 2016 and 2015, we recorded goodwill impairment charges of $2,247,447 and $0, respectively. Also during 2016 and 2015, we recorded intangible asset impairment charges of $1,684,203 and $21,188, respectively. The impairment charges were based on our valuation of these assets at December 31, 2016 and 2015.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $76,514 or over 100%, during 2016 compared to 2015 associated with the Livelenz acquisition.

Change in Fair Market Value of Derivative Liabilities

The change in fair value of derivative liabilities for 2016 and 2015 was a gain of $0 and $42,659, respectively.

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

Gain on Adjustment in Contingent Consideration

The gain on adjustment in contingent consideration for 2016 and 2015 was a gain of $0 and $89,740, respectively. The gain related to a decrease in the fair value of the contingent consideration resulting from re-measurement of the SmartReceipt and Stampt earn-out liabilities.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2016 was $1 Canadian equals $0.76 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.78 U.S. Dollar during 2015.  The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency were gains of $1,556 and $0 for the year ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $3,612,345, including $1,188,485 in cash, and current liabilities of $2,662,028, resulting in working capital of $950,317.  We believe that as  of the date of this report, our working capital on hand plus our expected cash flow from operations will be adequate to support our working capital for at least the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain this through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(3,050,080)	$(4,001,430)
Investing activities	(636,151)	(783,171)
Financing activities	4,244,226	4,570,500
Effect of foreign currency translation on cash flow	(3,639)	-
Net change in cash	$554,356	$(214,101)

Operating Activities

We used cash in operating activities totaling $3,050,080 in 2016 and $4,001,430 in 2015, respectively. The decrease in cash used in operating activities in 2016 compared to 2015 was due primarily to a higher gross margin during 2016.

Investing Activities

Investing activities during 2016 includes $576,549 of capitalized software development costs, $31,355 of cash paid for patents, $39,335 of equipment purchases and $11,088 of cash received from the Livelenz acquisition. Investing activities during 2015 includes $736,665 of capitalized software development costs and $46,506 of additions to fixed assets and capitalized patent costs.

Financing Activities

Financing activities for 2016 include net proceeds from the sale of common stock units of $1,953,600, net proceeds from the exercise of warrants of $2,330,993, payments of notes payable of $8,080 and $32,287 of deferred financing issuance costs. Financing activities for 2015 include net proceeds from the sale of common stock units of $4,570,500.

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

During the years ended December 31, 2016 and 2015,  two customers accounted for 72% and 48% of our revenues, respectively.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobivity Holdings Corp.

We have audited the accompanying balance sheets of Mobivity Holdings Corp. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016.  Mobivity’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobivity Holding Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 31, 2017

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$1,188,485	$634,129
Restricted cash	1,000,000	-
Accounts receivable, net of allowance for doubtful accounts of $15,503 and $237,383, respectively	1,244,484	700,356
Other current assets	179,376	131,345
Total current assets	3,612,345	1,465,830
Goodwill	803,118	1,921,072
Intangible assets, net	627,119	2,373,689
Other assets	109,776	173,022
TOTAL ASSETS	$5,152,358	$5,933,613
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$701,347	$375,363
Accrued interest	2,020	-
Accrued and deferred personnel compensation	671,677	414,314
Deferred revenue and customer deposits	160,023	72,624
Notes payable, net - current maturities	1,011,910	-
Other current liabilities	115,051	197,145
Total current liabilities	2,662,028	1,059,446
Non-current liabilities
Notes payable, net - long term	361,166	-
Total non-current liabilities	361,166	-
Total liabilities	3,023,194	1,059,446
Commitments and Contingencies (See Note 11)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,388,981 and 28,787,991 shares issued and outstanding	36,389	28,788
Equity payable	100,862	100,862
Additional paid-in capital	76,698,383	69,903,527
Accumulated other comprehensive loss	(32,999)	-
Accumulated deficit	(74,673,471)	(65,159,010)
Total stockholders' equity (deficit)	2,129,164	4,874,167
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,152,358	$5,933,613

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015
Revenues
Revenues	$8,432,616	$4,618,988
Cost of revenues	2,096,392	1,066,669
Gross profit	6,336,224	3,552,319
Operating expenses
General and administrative	4,385,763	4,555,895
Sales and marketing	5,038,041	4,150,793
Engineering, research, and development	1,712,750	728,741
Depreciation and amortization	709,456	361,840
Total operating expenses	11,846,010	9,797,269
Loss from operations	(5,509,786)	(6,244,950)
Other income/(expense)
Interest income	2,780	1,540
Interest expense	(77,361)	(847)
Goodwill impairment	(2,247,447)	-
Intangible asset impairment	(1,684,203)	(21,188)
Change in fair value of derivative liabilities	-	42,659
Gain on adjustment in contingent consideration	-	89,740
Foreign currency gain	1,556	-
Total other income/(expense)	(4,004,675)	111,904
Loss before income taxes	(9,514,461)	(6,133,046)
Income tax expense	-	-
Net loss	(9,514,461)	(6,133,046)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(32,999)	-
Comprehensive loss	$(9,547,460)	$(6,133,046)

Net loss per share - basic and diluted	$(0.29)	$(0.23)
Weighted average number of shares during the period - basic and diluted	32,797,631	26,684,927

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
					Comprehensive
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2014	22,748,193	$22,748	$100,862	$62,565,974	$-	$(59,025,964)	$3,663,620
Issuance of common stock for financing, net of transaction costs of $234,500	4,805,000	4,805	-	4,565,695	-	-	4,570,500
Issuance of common stock for services	310,870	311	-	362,690	-	-	363,001
Issuance of common stock for earnout	903,928	904	-	749,356	-	-	750,260
Stock based compensation	20,000	20	-	1,659,812	-	-	1,659,832
Net loss	-	-	-	-	-	(6,133,046)	(6,133,046)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Issuance of common stock for warrant conversion	3,329,990	3,330	-	2,535,858	-	-	2,539,188
Stock based compensation	-	-	-	1,599,169	-	-	1,599,169
Foreign currency translation adjustment	-	-	-	-	(32,999)	-	(32,999)
Net loss	-	-	-	-	-	(9,514,461)	(9,514,461)
Balance, December 31, 2016	36,388,981	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	$2,129,164

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(9,514,461)	$(6,133,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	169,385	206,147
Amortization of deferred financing costs	12,949	-
Common stock issued for services	-	363,001
Excess fair value of warrants	208,195	-
Stock-based compensation	1,599,169	1,659,832
Depreciation and amortization expense	709,456	361,840
Gain on fair value of derivative liabilities	-	(42,659)
Loss on disposal of fixed assets	67,185	6,943
Gain on adjustment in contingent consideration	-	(89,740)
Goodwill impairment	2,247,447	-
Intangible asset impairment	1,684,203	21,188
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(712,755)	(527,569)
Other current assets	(46,966)	(21,499)
Other Assets	23,100	(43,083)
Accounts payable	250,693	(37,188)
Accrued interest	2,020	-
Accrued and deferred personnel compensation	247,071	229,100
Deferred revenue and customer deposits	87,590	(108,317)
Other liabilities	(84,361)	153,620
Net cash used in operating activities	(3,050,080)	(4,001,430)

INVESTING ACTIVITIES
Purchases of equipment	(39,335)	(46,506)
Cash paid for patent	(31,355)	-
Capitalized software development costs	(576,549)	(736,665)
Acquisitions	11,088	-
Net cash used in investing activities	(636,151)	(783,171)

FINANCING ACTIVITIES
Deferred financing costs	(32,287)	-
Payments on notes payable	(8,080)	-
Proceeds from the exercise of warrants	2,330,993	-
Proceeds from issuance of common stock, net of issuance costs	1,953,600	4,570,500
Net cash provided by financing activities	4,244,226	4,570,500

Effect of foreign currency translation on cash flow	(3,639)	-

Net change in cash	554,356	(214,101)
Cash at beginning of period	634,129	848,230
Cash at end of period	$1,188,485	$634,129

Supplemental disclosures:
Cash paid during period for :
Interest	$77,361	$-
Non-cash investing and financing activities:
Issuance of common stock for earn-out payable	$-	$750,260
Restricted cash proceeds from line of credit	$1,000,000	$-

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

We develop and operate proprietary platforms over which resellers, brands and enterprises can conduct localized mobile marketing campaigns. Our proprietary platforms allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers’ mobile phones and mobile smartphone applications, consisting of software available to both phones and tablets PCs. Our customers include national franchisers, professional sports teams and associations and other national brands such as Sonic, Subway, Chick-Fil-A, Baskin Robbins and others.

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

Liquidity

We have $2.2 million of cash as of December 31, 2016 including $1.0 million of restricted cash. We had a net loss of $9.5 million for the year then ended, and we used $3.1 million of cash in our operating activities during 2016.  Based on our projected 2016 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, our $2 million Working Capital Line of Credit (see Note 5), and anticipated cash flows from operations, will be sufficient to finance our operations through the first quarter of 2018.

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

As of December 31, 2016 and 2015, we recorded an allowance for doubtful accounts of $15,503 and $237,383, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2016, we had  one customer whose balance represented 62% of total accounts receivable. As of December 31, 2015, we had one customer whose balance represented 39% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2016 and 2015. As a result of these tests, we recorded impairment charges to our goodwill of $2,247,447 and $0 for the years ended December 31, 2016 and 2015, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2016 and 2015 resulted in impairment charges of $1,266,387 and $21,188, respectively.

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

Capitalized costs for those products that are cancelled or abandoned are charged to impairment expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense -  Development” based on the straight-line method over a twenty-four month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset completed during the years ended December 31, 2016 and 2015 resulted in impairment charges of $417,816 and $0, respectively.

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

During the years ended December 31, 2016 and 2015,  two customers accounted for 72% and 48% of our revenues, respectively.

Stock-based Compensation

We primarily issue stock-based awards to employees in the form of stock options. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We recognize compensation expense using a straight-line amortization method over the respective vesting period.

Research and Development Expenditures

Research and development expenditures are expensed as incurred, and consist primarily of compensation costs, outside services, and expensed materials.

Advertising Expense

Direct advertising costs are expensed as incurred, and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $40,017 and $38,394 for years ended December 31, 2016 and 2015, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2016 and 2015 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2016	2015
Outstanding employee options	5,757,880	5,043,228
Outstanding restricted stock units	994,417	653,937
Outstanding non-employee warrants	-	33,333
Outstanding warrants	5,134,349	8,498,568
	11,886,646	14,229,066

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance will be effective for the Company for its fiscal year 2017, with early adoption permitted.

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

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders, our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz, and the assumption of their existing liabilities. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital.

The acquisition was accounted for as a business combination and we valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert assisted us in determining these fair values. The assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$11,088
Accounts receivable, net	718
Other assets	2,617
Fixed assets	4,407
Intangible assets	20,300
Goodwill	1,129,493
Total assets acquired	1,168,623
Liabilities assumed	(458,123)
Net assets acquired	$710,500

The purchase price consists of the following:

Common stock	$710,500
Total purchase price	$710,500

The following information presents unaudited pro forma consolidated results of operations for the year ended December 31, 2016, as if the Livelenz acquisition described above had occurred on January 1, 2015. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the year ended December 31, 2016

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$8,432,616	$4,300	$-	$8,436,916
Cost of revenues	2,096,392	120	-	2,096,512
Gross profit	6,336,224	4,180	-	6,340,404
Operating expenses
General and administrative	4,385,763	20,071	-	4,405,834
Sales and marketing	5,038,041	7,087	-	5,045,128
Engineering, research, and development	1,712,750	-	-	1,712,750
Depreciation and amortization	709,456	76	-	709,532
Total operating expenses	11,846,010	27,234	-	11,873,244
Loss from operations	(5,509,786)	(23,054)	-	(5,532,840)
Other income/(expense)
Interest income	2,780	-	-	2,780
Interest expense	(77,361)	(3,452)	-	(80,813)
Intangible asset impairment	(1,684,203)	-	-	(1,684,203)
Goodwill impairment	(2,247,447)	-	-	(2,247,447)
Foreign currency gain/(loss)	1,556	-	-	1,556
Total other income/(expense)	(4,004,675)	(3,452)	-	(4,008,127)
Loss before income taxes	(9,514,461)	(26,506)	-	(9,540,967)
Income tax expense	-	-	-	-
Net loss	$(9,514,461)	$(26,506)	$-	$(9,540,967)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(32,999)	-	-	(32,999)
Comprehensive loss	$(9,547,460)	$(26,506)	$-	$(9,573,966)
Net loss per share - basic and diluted	$(0.29)			$(0.29)
Weighted average number of shares during the period -basic and diluted	32,797,631			32,797,631

The following information presents unaudited pro forma consolidated results of operations for the year ended December 31, 2015, as if the Livelenz acquisition described above had occurred on January 1, 2015. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the year ended December 31, 2015

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$4,618,988	$230,214	$-	$4,849,202
Cost of revenues	1,066,669	71,301	-	1,137,970
Gross profit	3,552,319	158,913	-	3,711,232
Operating expenses
General and administrative	4,555,895	70,633	-	4,626,528
Sales and marketing	4,150,793	222,747	-	4,373,540
Engineering, research, and development	728,741	-	-	728,741
Depreciation and amortization	361,840	3,705	-	365,545
Total operating expenses	9,797,269	297,085	-	10,094,354
Loss from operations	(6,244,950)	(138,172)	-	(6,383,122)
Other income/(expense)
Interest income	1,540	-	-	1,540
Interest expense	(847)	(45,403)	-	(46,250)
Intangible asset impairment	(21,188)	-	-	(21,188)
Change in fair value of derivative liabilities	42,659	-	-	42,659
Gain on adjustment of contingent consideration	89,740	-	-	89,740
Foreign currency gain/(loss)	-	39,118	-	39,118
Total other income/(expense)	111,904	(6,285)	-	105,619
Loss before income taxes	(6,133,046)	(144,457)	-	(6,277,503)
Income tax expense	-	-	-	-
Net loss	$(6,133,046)	$(144,457)	$-	$(6,277,503)
Net loss per share - basic and diluted	$(0.23)			$(0.24)
Weighted average number of shares during the period -basic and diluted	26,684,927			26,684,927

3. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2016 and 2015:

Goodwill
December 31, 2014	$1,921,072
Acquired	-
Impairment	-
December 31, 2015	1,921,072
Acquired	1,129,493
Impairment	(2,247,447)
December 31, 2016	$803,118

We conducted our annual impairment test of goodwill as of December 31, 2016 and 2015, which resulted in impairment charges of $2,247,447 and $0, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$161,298	$(48,761)	$112,537	12	$117,000	$(38,069)	$78,931	15
Customer contracts	-	-	-	-	628,502	(628,502)	-	-
Customer and merchant relationships	1,620,112	(1,442,112)	178,000	10	2,830,139	(1,456,626)	1,373,513	10
Trade name	171,883	(124,224)	47,659	10	353,192	(217,625)	135,567	10
Acquired technology	521,540	(521,540)	-	10	686,135	(498,837)	187,298	10
Non-compete agreement	7,443	(7,443)	-	-	90,462	(90,462)	-	-
	$2,482,276	$(2,144,080)	$338,196		$4,705,430	$(2,930,121)	$1,775,309

During the years ended December 31, 2016 and 2015, we recorded amortization expense related to our intangible assets of $212,086 and $214,455, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2016 and 2015, we recorded impairment charges related to our intangible assets of $1,266,387 and $21,188, respectively.

Expected future intangible asset amortization as of December 31, 2016 is as follows:

Year ending December 31,	Amount
2017	$43,029
2018	43,029
2019	43,029
2020	42,927
2021	40,148
Thereafter	126,034
Total	$338,196

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

The following table presents details of our software development costs for the years ended December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Software Development Costs	$886,539	$(597,616)	$288,923	2	$736,666	$(138,286)	$598,380	2
	$886,539	$(597,616)	$288,923		$736,666	$(138,286)	$598,380

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

During the years ended December 31, 2016, we recorded amortization expense for software development costs of $469,937 and $138,286,  respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2016 and 2015, we recorded impairment charges of $417,816 and $0, respectively, related to our software development costs as a result of customer contracts that became impaired.

The estimated future amortization expense of software development costs as of December 31, 2016 is as follows:

Year ending December 31,	Amount
2017	$184,642
2018	100,832
2019	3,449
2020	-
2021	-
Thereafter	-
Total	$288,923

5.   Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2016 and 2015:

Facility	Maturity	Interest Rate	Balance at December 31, 2016	Balance at December 31, 2015
BDC Term Loan	December 15, 2018	12%	$333,260	$-
ACOA Note	May 1, 2021	-	59,995	-
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	979,821	-
Total Debt			1,373,076	-
Debt discount			21,003
Less current portion			(1,032,913)	-
Long-term debt, net of current portion			$361,166	$-

BDC Term Loan

On January 8, 2016, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2018.  The company recorded $1,529 of debt issuance costs as part of the acquisition of  Livelenz. During the twelve months ended December 31, 2016, the company recorded $841 of amortization expense. As of December 31, 2016, the company has $824 of debt issuance costs remaining, which are being amortized on a straight-line basis to interest expense over the remaining term of the facility.

ACOA Note

On April 29, 2016, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2021.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. During the twelve months ended December 31, 2016, the Company borrowed $1,000,000, under this facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $32,287 as of December 31, 2016 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility. During the twelve months ended December 31, 2016, the company recorded $12,108 of amortization expense. As of December 31, 2016, the company has $20,179 of debt issuance costs remaining.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Interest expense	$77,361	$847
Total interest expense	$77,361	$847

6.  Common Stock and Equity Payable

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

EGE acted as placement agent for the private placement and received $234,500 in commissions from us.  In addition, for its services as placement agent, we issued to EGE warrants to purchase an aggregate of 234,500 and 58,625 shares, exercisable for a period of five years from the closing date, at an exercise price of $1.00 and $1.20 per share, respectively.

On July 31, 2015 we issued 903,928 shares of our common stock in satisfaction of the SmartReceipt earn-out payable.

On August 14, 2015 we issued 20,000 Restricted Stock Units to a former employee at $1.18 per share for services and recorded share-based compensation of $23,800 in general and administrative expense.

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. The Consideration Shares were valued using the closing price on the acquisition closing date of $0.70 per share for a total acquisition purchase price of $710,500.  As of the date of this report, no adjustments have been made to the working capital.

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

On October 31,2016, we issued 3,329,990 shares of our common stock, at a price of $0.70 per share, for the gross proceeds of $2,330,993. These shares were issued in conjunction with a warrant exercise as further described in Note 8.

As of December 31, 2016 and 2015 we had an equity payable balance of $100,862.

7.  Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2016,  5,757,880 shares were authorized under the plans and 327,135 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,382,923	$1.76	8.10	$35,425
Granted	3,348,000	$1.05	-	$-
Exercised	-	$-	-	$-
Forfeit/canceled	(2,511,522)	$1.60	-	$-
Expired	(1,176,173)	$1.82	-	$-
Outstanding at December 31, 2015	5,043,228	$1.37	8.12	$209,690
Granted	1,771,500	$0.72	-	$-
Exercised	-	$-	-	$-
Forfeit/canceled	(577,817)	$1.01	-	$-
Expired	(479,031)	$1.73	-	$-
Outstanding at December 31, 2016	5,757,880	$1.16	8.10	$434,630

Expected to vest at December 31, 2016	5,757,880	$1.17	7.16	$70,594
Exercisable at December 31, 2016	2,394,332	$1.52	7.15	$-
Unrecognized expense at December 31, 2016	$2,505,275

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2016, options to purchase 2,499,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2016 and 2015 was $0.61 and $0.93, respectively.

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

On November 17, 2016, the Company granted three employees 150,000 options to purchase shares of the Company common stock at the closing price as of November 17, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 17, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $89,048.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2016 and 2015 was as follows:

	Years ended December 31,
	2016	2015
General and administrative	$953,206	$821,410
Sales and marketing	361,704	229,698
Engineering, research, and development	146,968	112,447
	$1,461,878	$1,163,555

As of December 31, 2016, there was approximately $2,505,275 of unearned stock-based compensation that will be expensed from 2016 through 2021. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016	2015
Risk-free interest rate	1.23% to 1.84%	1.48% to 1.85%
Expected life (years)	6.00	3.02 to 6.08
Dividend yield	-	-
Expected volatility	113.97% to 114.55%	114.5% to 132.0%

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

The expected volatility in 2016 and 2015 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	591,436	$0.75	0.89	$305,572
Awarded	82,501	$0.29	-	$-
Released	(20,000)	$1.18	-	$-
Forfeit	-	$-	-	$-
Outstanding at December 31, 2015	653,937	$0.32	0.08	$305,572
Awarded	340,480	$0.72	0.70	$-
Released	-	$-	-	$-
Forfeit	-	$-	-	$-
Outstanding at December 31, 2016	994,417	$0.72	0.70	$731,845
Expected to vest at December 31, 2016	994,417	$0.72
Unrecognized expense at December 31, 2016	$143,963

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

On November 17, 2016 the Company granted five independent directors a total of 116,075 restricted stock units.  The units were valued based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning November 17, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) November 17, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2016 and 2015 was as follows:

	Years ended December 31,

	2016	2015
General and administrative	$137,291	$496,278
	$137,291	$496,278

8.  Warrants to Purchase Common Stock

The following table summarizes non-employee warrant activity under our stock-based plans as of and for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	150,001	$1.92	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(116,668)	$1.92	-
Outstanding at December 31, 2015	33,333	$1.92	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(33,333)	$1.92	-
Outstanding at December 31, 2016	-	$-	-
Expected to vest at December 31, 2016	-	$-	-
Warrants exercisable	-	$-	-

The following table summarizes investor warrant activity as of and for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	7,112,511	$1.20	3.18
Granted	1,494,375	$1.19	4.17
Exercised	-	$-	-
Canceled/forfeited/expired	(108,318)	$-	-
Outstanding at December 31, 2015	8,498,568	$1.20	3.00
Granted	-	$-	-
Exercised	(3,329,990)	$1.20	-
Canceled/forfeited/expired	(34,229)	$1.20	-
Outstanding at December 31, 2016	5,134,349	$1.18	1.95

We recorded stock-based compensation expense of $208,195 and $0 in general and administrative expense for the year ended December 31, 2016 and 2015, respectively in connection with the exercise of investor based warrants.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,835 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above.

We recorded stock-based compensation expense of $0 and $331 in general and administrative expense for the year ended December 31, 2016 and 2015, respectively.

Warrants Issued in 2015

In March 2015, we issued warrants to the purchase of 1,259,875 common stock units at $1.20 per share in connection with the equity financing. The grant date fair value of the warrants was $1,171,683 or $0.93 per share. Additionally, we issued to EGE warrants to purchase an aggregate of 234,500 units, exercisable for a period of five years from the closing date, at an exercise price of $1.00 per unit. The grant date fair value of these warrants was $225,120 or $0.96 per share.

As of December 31, 2016, we have warrants to purchase 4,529,164 and 605,185 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 2,762,868 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

Warrants Exercised in 2016

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,464,339 shares of our common stock at exercise prices of $1.00 and $1.20 per share. As of December 31, 2016, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. We recorded stock based compensation expense of $208,195 in connection with this transaction. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

9.  Income Taxes

For the years ended December 31, 2016 and 2015 the provisions for income taxes were as follows:

	2016	2015
Federal – current	$-	$-
State – current	-	-
Foreign – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,774,000	$9,896,000
Stock based compensation	4,254,000	3,534,000
Accrued compensation	68,000	54,000
Depreciation and amortization	7,148,000	6,063,000
Other	48,000	58,000
Total deferred tax assets	23,292,000	19,605,000
Valuation allowance for net deferred tax assets	(23,292,000)	(19,605,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2016 and 2015 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2016 was an increase of approximately $3,687,000. The net change in the total valuation allowance for the year ended December 31, 2015 was an increase of approximately $2,351,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2016, the Company has available net operating loss carryforwards of approximately $30,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $28,000,000 and will start to expire in 2017.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Computed expected tax expense	$(3,235,000)	$(2,085,000)
State taxes, net of federal benefit	(612,000)	(343,000)
Expiration of NOL carryforwards	143,000	-
Other	17,000	77,000
Change in valuation allowance	3,687,000	2,351,000
Total	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction Arizona and California. It also files income tax returns in Nova Scotia, Canada.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2016,  no accrued interest or penalties are recorded in the financial statements.

10.  Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$(2,247,447)
Intangibles, net (non-recurring)	$-	$-	$627,119	$(1,684,203)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$1,921,072	$-
Intangibles, net (non-recurring)	$-	$-	$2,373,689	$(21,188)
Derivative liabilities (recurring)	$-	$-	$-	$42,659
Earn-out payable (recurring)	$-	$-	$-	$89,740

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

11.  Commitments and Contingencies

Lease Abandonment

On June 8, 2015, the Company incurred a lease abandonment charge of $54,849 for the year ended December 31, 2015, for the former corporate headquarters located at 58 W. Buffalo St. Suite #200 in Chandler, Arizona. Due to the growth of the Company, occupancy has been taken under a new leased space. The Company estimated the liability under operating lease agreements and accrued lease abandonment costs in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Cost Obligation ("ASC 420"), as the Company has no future economic benefit from the abandoned space and the lease terminated November 30, 2015. All leased space related to this lease was abandoned and ceased to be used by the Company on June 30, 2015.

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

The Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $18,408. As of December 31, 2016, we have a deferred rent balance for this lease of $92,925 recorded in accordance with ASC 840.

The Company also has a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $10,429, excluding common area maintenance charges. As of December 31, 2016, we have a deferred rent balance for this lease of $21,055 recorded in accordance with ASC 840.

The minimum lease payments that are required over the next five years are shown below.

Minimum Lease Payments
2017	$354,290
2018	231,357
2019	232,155
2020	237,353
2021	-
Thereafter	-
$1,055,155

Rent expense was $335,750 and $342,784 for the years ended December 31, 2016 and 2015.

12.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2016 and 2015, the Company made no contributions to the Plan.

13.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the year ended December 31, 2015 for the gross proceeds of $4,805,000.  Two officers and two directors of the company participated in the private placement investing a total of $2,150,000, resulting in 2,150,000 common stock shares and 537,500 of common stock purchase warrants.

As discussed previously, we conducted the private placement of our securities during the year ended December 31, 2016 for the gross proceeds of $1,953,600.  One officer and one director of the company participated in the private placement investing a total of $1,025,000, resulting in 1,708,333 common stock shares.

As discussed previously, we conducted the warrant offering during the year ended December 31, 2016 for the gross proceeds of $2,330,993. One director of the company participated investing a total of $437,500, resulting in 625,000 common stock shares.

14.  Subsequent Events

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the one-time, non-recurring audit adjustments as proposed by our external auditors and recorded in our accounting records as of December 31, 2016.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On March 31, 2017, David Jacques tendered his resignation from our board of directors effective as of April 1, 2017.  At the time of his resignation, Mr. Jacques served as the chairman of the audit committee of our board of directors.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of February 15, 2017:

Name	Age	Position
Dennis Becker	43	Chief Executive Officer and Chairman of the Board
Christopher Meinerz	50	Chief Financial Officer
William Van Epps	69	Director
John Harris	68	Lead Director and Chairman of Compensation Committee
David Jaques	61	Chairman of Audit Committee and Director
Phillip Guarascio	75	Chairman of Governance and Nominating Committee and Director
Doug Schneider	54	Director
Tom Akin	64	Director

Dennis Becker - Chief Executive Officer, Executive Chairman and Director

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of our acquisition of Mobivity, Inc. in November 2010. Mr. Becker has also served as President and Chief Executive Officer of Mobivity, Inc. since September, 2007. Our board of directors appointed Mr. Becker as Chairman of the Board of Directors effective as of March 31, 2017.  Mr. Becker was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005. Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprises, from 1999 to 2001. Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

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

William Van Epps –Director

Mr. Van Epps was appointed to the Company’s board of directors on October 2, 2014. He served as Executive Chairman from January 21, 2015 until March 31, 2017. Prior to joining the Company, Mr. Van Epps served as Chief Executive Officer of Agile Pursuits Franchising, Inc., a wholly-owned subsidiary of The Procter and Gamble Company, from December 2009 to October 2011, where he established Tide Dry Cleaners and Mr. Clean Car Wash operations. Prior to his experience at Agile Pursuits Franchising, Inc., Mr. Van Epps served as president at Papa John's International Inc. from April 2006 to April 2009, and as Chief Operating Officer and Senior Vice President of Papa John's International Inc. from January 2004 to April 2006, where he was responsible for domestic corporate and franchised restaurant operations and international operations. Mr. Van Epps also served as managing director of International at Papa John's International from September 2001 to January 2004. Prior to joining Papa John's, he served as president of the International Division of Yorkshire Global Restaurants from August 1999 to August 2001, where he was responsible for the international development of Long John Silvers and A&W restaurants. From August 1993 to August 1999, Mr. Van Epps served as president of the International Division at AFC Enterprises where he developed international brand deployments for Popeye's, Church's Chicken, Cinnabon, Seattle Coffee Co., and Chesapeake Bakery Cafe. Mr. Van Epps began his career working alongside Pizza Hut founder, Frank Carney, where, from March 1974 through February 1981, he helped expand Pizza Hut into Hong Kong, Thailand and Singapore while also overseeing stores in Australia, New Zealand, as well as a joint venture in Japan.

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

David Jaques – Chairman of Audit Committee and Director

David Jaques has served as a director since December 2011. Mr. Jaques has held senior financial positions in banking, corporate and venture capital. In his early career, he held various positions with Barclays Bank in London and provided advisory services in currency and interest rate risk management to the bank’s corporate clients. He held a similar role at Barclays Bank, New York from 1988 to 1993. He was Senior Vice President and Treasurer of Silicon Valley Bank between 1994 and 1999; founding CFO for PayPal from 1999 to 2001 and CFO of BlueRun Ventures from 2001 to 2008. Since 2008 he has provided CFO consulting services with Greenough Consulting Group and holds a board position at UBL Interactive, Inc. (UBLI.PK). As noted elsewhere, on March 31, 2017 Mr. Jaques resigned from the board of directors effective as of April 1, 2017.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker and Mr. Van Epps are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2016, our audit committee was comprised of David Jaques, Tom Akin, and Doug Schneider. During 2016, Mr. Jaques served as the audit committee chair, however, as noted elsewhere, on March 31, 2017, Mr. Jaques resigned from the board of directors effective as of April 1, 2017. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017. All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2016, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2016, our compensation committee was comprised of Phil Guarscio, John Harris and David Jaques. Mr. Guarscio currently serves as governance and nominating committee chair.

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2016 and 2015. In reviewing the table, please not that William Van Epps served as our Executive Chairman of the Board during 2015 and 2016. Mr. Becker became the Executive Chairman in March 2017.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, CEO	2016	$277,990	$-	$-	$-	$-	$277,990
	2015	$275,908	$44,960	$-	$115,000	$-	$435,868
Christopher Meinerz, CFO (2)	2016	$192,130	$-	$-	$-	$-	$192,130
	2015	$160,404	$4,196	$-	$351,000	$-	$515,600
William Van Epps, Chairman (3)	2016	$310,000	$-	$-	$-	$51,048	$361,048
	2015	$286,371	$27,385	$63,000	$1,035,000	$77,436	$1,489,191

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.
(1)

The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718.  For information on the method and assumptions used to calculate the compensation costs, see Note 7 to our audited consolidated financial statements contained herein.

(2)	Christopher Meinerz was appointed Chief Financial Officer effective February 16, 2015. Amounts in the table above reflect his compensation after his appointment and through December 31, 2016.
(3)

William Van Epps was appointed Chairman on January 21, 2015. Amounts in the table above reflect his compensation after his appointment and through December 31, 2016 with the exception of previously issued restricted stock awards as reflected.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2016, including the value of the options awards.

Outstanding Equity Awards at December 31, 2016*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO	47,917	52,083	$1.28	1/22/2025
Dennis Becker, CEO	1,095,481	156,497	$1.80	6/17/2023

Christopher Meinerz, CFO	137,500	162,500	$1.30	2/16/2025

William Van Epps, Chairman	431,250	468,750	$1.28	1/22/2025

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

William Van Epps

On January 19, 2015, we entered into an employment agreement with William Van Epps.  Under the terms of the agreement, Mr. Van Epps will serve as our Executive Chairman and receive a base salary of $310,000, subject to annual review by the board.  The Company also agreed to pay Mr. Van Epps a signing bonus of 50,000 shares of the Company’s common stock. Mr. Van Epps will be eligible for annual performance bonuses of up to 100% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board. Pursuant to his employment agreement with the Company, Mr. Van Epps is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company. Mr. Van Epps’ employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification. As noted elsewhere, Mr. Van Epps ceased to serve as Executive Chairman effective as of March 31, 2017, however, Mr. Van Epps remains an employee and serves pursuant to the terms of his employment agreement as amended.

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

Effective November 17, 2016, the board increased Mr. Becker’s annual base salary by $35,000 to $310,000 based on his annual merit review.

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

Effective November 17, 2016, the board increased Mr. Meinerz’s annual base salary by $25,000 to $215,000 based on his annual merit review.

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

Non-Employee Director Compensation

2016 Director Compensation Table

Name	Fees Earned	Stock Awards (4)		Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
David Jaques	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
David Jaques	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
David Jaques	$-	$16,250	(3)	$-	$-	$-	$-	$16,250
Doug Schneider	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Doug Schneider	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
Doug Schneider	$-	$16,250	(3)	$-	$-	$-	$-	$16,250
John Harris	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
John Harris	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
John Harris	$-	$16,250	(3)	$-	$-	$-	$-	$16,250
Thomas Akin	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Thomas Akin	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
Thomas Akin	$-	$16,250	(3)	$-	$-	$-	$-	$16,250
Phil Guarascio	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Phil Guarascio	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
Phil Guarascio	$-	$16,250	(3)	$-	$-	$-	$-	$16,250

(1)

Compensation related to a restricted stock unit granted for services in 2016 of 116,070 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2016,  77,380 units have vested.

(2)

Compensation related to a restricted stock unit granted for services in 2016 of 108,335 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2016,  36,115 units have vested.

(3)

Compensation related to a restricted stock unit granted for services in 2016 of 116,075 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2016, 9,675 units have vested.

(4)

The amounts in this column reflect the aggregate grant date fair value of each RSU granted during the fiscal year, computed in accordance with ASC 718. The valuation assumption used in determining such amounts are described in Note 7 to our consolidated financial statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 28, 2017, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2017. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 55 N. Arizona Place, Suite 310, Chandler, AZ 85225.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	2,721,999	7%
Christopher Meinerz (3)	162,500	*
David Jaques (4)	206,317	1
Doug Schneider (5)	238,323	1%
John Harris (6)	274,093	1%
Phil Guarascio (7)	186,196	*
William Van Epps (8)	731,787	2%
Thomas Akin (9)	5,537,774	15%
Executive Officers and Directors as a Group (eight persons)	10,058,989	28%

5% Beneficial Owners
Cornelis F. Wit	2,265,641	6%
Ballyshannon Family Partners	2,286,272	6%

*	Denotes less than 1%
(1)	Applicable percentage of ownership is based upon 36,388,981 shares of common stock outstanding as of February 28, 2017.
(2)	Includes 1,256,063 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of February 28, 2017.
(3)	Includes 162,500 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of February 28, 2017.
(4)	Includes 175,067 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of February 28, 2017.
(5)

Includes 163,876 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of February 28, 2017. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(6)	Includes 228,259 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of February 28, 2017.
(7)	Includes 161,196 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of February 28, 2017.
(8)

Includes 112,537 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of February 28, 2017. Includes 506,250 shares of common stock issuable pursuant to presently exercisable stock options that will vest within 60 days of February 28, 2017.

(9)	Includes 2,897,258 shares of Common Stock owned of record by Talkot Fund, L.P.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We had no transactions or series of transactions since January 1, 2012, and we have no currently proposed transactions, to which we have been or are proposed to be a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2016 and December 31, 2015, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than as described below or compensation arrangements that are described under “Employment Agreements” above.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2016 and 2015 by M&K, CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2016	2015
Audit Fees	$71,500	$72,500
Audit-Related Fees	-	-
Tax Fees	3,513	3,900
All Other Fees	4,000	7,500
Total Fees	$79,013	$83,900

Other Fees consist of charges related to the audits of our acquisition targets Livelenz and SmartReceipt, and the review of our filing on Form S-1 registration statements filed in 2015 and 2016.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (6)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (15)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (9)
4.1	Form of Warrant issued as part of Secured Subordinated Promissory Note, effective as of April 1, 2011 (1)
4.2	Form of Common Stock Purchase Warrant issued pursuant to Convertible Secured Promissory Note Conversion Agreement dated as of June 17, 2013 (7)
4.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 10, 2014 (10)
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (12)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	Form of Registration Rights Agreement for 2012 10% Senior Secured Promissory Bridge Note (5)
10.3	Registration Rights Agreement by and among the Company and the purchasers identified on the signature pages thereto, dated as of June 17, 2013 (7)
10.4	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (8) **
10.5	Form of Registration Rights Agreement dated March 10, 2014 between the Company and the investors named herein (10)
10.6	Employment Agreement dated January 21, 2015 with William Van Epps (16) **
10.7	Employment Agreement dated February 16, 2015 with Christopher Meinerz (11) **
10.8	Form of Registration Rights Agreement dated March 2, 2015 between the Company and the investors named herein (12)
10.9	Agreement dated January 15, 2016 between the Company and the shareholders of LiveLenz, Inc. (14)
10.10	Form of Securities Purchase Agreement dated March 7, 2016 between the Company and the investors named herein (17)
10.11	Form of Registration Rights Agreement dated March 7, 2016 between the Company and the investors named herein (17)
10.12	Loan and Security Agreement dated March 30, 2016 is among Silicon Valley Bank, Mobivity, Inc. and the Company (17)
21.1	List of Subsidiaries (13)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Christopher Meinerz, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Christopher Meinerz, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 4, 2012
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 19, 2012
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2013
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2014
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 20, 2015
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(13)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 16, 2013, File No. 333-190692
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 22, 2016
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(16)	Incorporated by reference to the Company’s Current Report on Form 10-K filed March 31, 2015
(17)	Incorporated by reference to the Company’s Current Report on Form 10-K filed March 30, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 31, 2017	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	March 31, 2017

/s/ Christopher Meinerz	Chief Financial Officer	March 31, 2017

/s/ William Van Epps	Director	March 31, 2017

/s/ Phillip Guarascio	Director	March 31, 2017

/s/ John Harris	Director	March 31, 2017

/s/ David Jaques	Director	March 31, 2017

/s/ Doug Schneider	Director	March 31, 2017

/s/ Thomas Akin	Director	March 31, 2017