Form 10-Q
period 2017-03-31
MOBIVITY HOLDINGS CORP.
filed 2017-05-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(877) 282-7660

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 3, 2017, the registrant had 36,388,981 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,207,020	$1,188,485
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $2,512 and $15,503, respectively	114,210	1,244,484
Other current assets	222,243	179,376
Total current assets	2,543,473	3,612,345
Goodwill	803,118	803,118
Intangible assets, net	818,170	627,119
Other assets	105,134	109,776
TOTAL ASSETS	$4,269,895	$5,152,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$641,943	$701,347
Accrued interest	4,019	2,020
Accrued and deferred personnel compensation	578,573	671,677
Deferred revenue and customer deposits	407,436	160,023
Notes payable, net - current maturities	1,066,150	1,011,910
Other current liabilities	106,532	115,051
Total current liabilities	2,804,653	2,662,028

Non-current liabilities
Notes payable, net - long term	353,108	361,166
Total non-current liabilities	353,108	361,166
Total liabilities	3,157,761	3,023,194
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,388,981 and 36,388,981, shares issued and outstanding	36,389	36,389
Equity payable	100,862	100,862
Additional paid-in capital	77,035,800	76,698,383
Accumulated other comprehensive loss	(38,220)	(32,999)
Accumulated deficit	(76,022,697)	(74,673,471)
Total stockholders' equity	1,112,134	2,129,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,269,895	$5,152,358

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Revenues	$2,113,283	$1,845,240
Cost of revenues	557,388	404,940
Gross profit	1,555,895	1,440,300

Operating expenses
General and administrative	1,015,418	1,062,953
Sales and marketing	1,208,785	1,248,412
Engineering, research, and development	589,322	349,098
Depreciation and amortization	68,746	146,388
Total operating expenses	2,882,271	2,806,851

Loss from operations	(1,326,376)	(1,366,551)

Other income/(expense)
Interest income	904	368
Interest expense	(21,106)	(7,593)
Foreign currency (loss) gain	(2,648)	14,550
Total other income/(expense)	(22,850)	7,325
Loss before income taxes	(1,349,226)	(1,359,226)
Income tax expense	-	-
Net loss	(1,349,226)	(1,359,226)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(5,221)	(63,219)
Comprehensive loss	$(1,354,447)	$(1,422,445)

Net loss per share - basic and diluted	$(0.04)	$(0.05)
Weighted average number of shares during the period - basic and diluted	36,388,997	29,778,439

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
					Comprehensive
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Issuance of common stock for warrant conversion	3,329,990	3,330	-	2,535,858	-	-	2,539,188
Stock based compensation	-	-	-	1,599,169	-	-	1,599,169
Foreign currency translation adjustment	-	-	-	-	(32,999)	-	(32,999)
Net loss	-	-	-	-	-	(9,514,461)	(9,514,461)
Balance, December 31, 2016	36,388,981	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	$2,129,164
Stock based compensation	-	-	-	337,417	-	-	337,417
Foreign currency translation adjustment	-	-	-	-	(5,221)	-	(5,221)
Net loss	-	-	-	-	-	(1,349,226)	(1,349,226)
Balance, March 31, 2017	36,388,981	$36,389	$100,862	$77,035,800	$(38,220)	$(76,022,697)	$1,112,134

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,349,226)	$(1,359,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(9,787)	3,743
Amortization of deferred financing costs	4,245	103
Stock-based compensation	337,417	426,846
Depreciation and amortization expense	68,746	146,388
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,140,079	(89,753)
Other current assets	(42,760)	(48,897)
Other assets	225	17,700
Accounts payable	(59,548)	419,669
Accrued interest	1,999	-
Accrued and deferred personnel compensation	(93,297)	(116,191)
Deferred revenue and customer deposits	247,289	205,904
Other liabilities	(8,529)	(34,039)
Net cash provided by (used in) operating activities	236,853	(427,753)
INVESTING ACTIVITIES
Purchases of equipment	(2,490)	(4,237)
Acquisitions	-	10,730
Cash paid for patent	(6,549)	(10,000)
Capitalized software development costs	(246,178)	(51,862)
Net cash used in investing activities	(255,217)	(55,369)
FINANCING ACTIVITIES
Deferred financing costs	(15,000)	(32,287)
Proceeds from notes payable	53,051	-
Proceeds from issuance of common stock, net of issuance costs	-	1,953,600
Net cash provided by financing activities	38,051	1,921,313

Effect of foreign currency translation on cash flow	(1,152)	(19,307)

Net change in cash	18,535	1,418,884
Cash at beginning of period	1,188,485	634,129
Cash at end of period	$1,207,020	$2,053,013
Supplemental disclosures:
Cash paid during period for:
Interest	$52,960	$7,593

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns.   Our proprietary platforms, consisting of software available to phones, tablets PCs, and Point of Sale (POS) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content.   We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.   The accompanying unaudited consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017.

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

As of March 31, 2017, the Company recorded an advance of $592,219 against certain receivables under their Working Capital Line of Credit Facility in accordance with the agreement.

As of March 31, 2017 and December 31, 2016, we recorded an allowance for doubtful accounts of $2,512 and $15,503, respectively.

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

During the three months ended March 31, 2017 and 2016, one customer accounted for 69% and 46%, respectively, of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2017, the comprehensive loss was $1,354,447. For the three months ended March 31, 2016,  the comprehensive loss was $1,422,445.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2017 and 2016, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

3.  Acquisitions

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders, our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz, and the assumption of their existing liabilities. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’s working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Cash	$11,088
Accounts receivable, net	718
Inventory	-
Other assets	2,617
Fixed assets	4,407
Intangible assets	20,300
Goodwill	1,129,493
Total assets acquired	1,168,623
Liabilities assumed	(458,123)
Net assets acquired	$710,500

The purchase price consists of the following:

Common stock	$710,500
Total purchase price	$710,500

The following information presents unaudited pro forma consolidated results of operations for the three months ended March 31, 2016 as if the Livelenz acquisition described above had occurred on January 1, 2016. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2016

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$1,845,240	$4,300	$-	$1,849,540
Cost of revenues	404,940	120	-	405,060
Gross margin	1,440,300	4,180	-	1,444,480

Operating expenses
General and administrative	1,062,953	20,071	-	1,083,024
Sales and marketing	1,248,412	7,087	-	1,255,499
Engineering, research, and development	349,098	-	-	349,098
Depreciation and amortization	146,388	76	-	146,464
Total operating expenses	2,806,851	27,234	-	2,834,085

Loss from operations	(1,366,551)	(23,054)	-	(1,389,605)

Other income/(expense)
Interest income	368	-	-	368
Interest expense	(7,593)	(3,452)	-	(11,045)
Foreign Currency Gain/(Loss)	14,550	-	-	14,550
Total other income/(expense)	7,325	(3,452)	-	3,873

Loss before income taxes	(1,359,226)	(26,506)	-	(1,385,732)

Income tax expense	-	-	-	-

Net loss	$(1,359,226)	$(26,506)	$-	$(1,385,732)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(63,219)	-	-	(63,219)
Comprehensive loss	$(1,422,445)	$(26,506)	$-	$(1,448,951)

Net loss per share - basic and diluted	$(0.05)			$(0.05)

Weighted average number of shares during the period - basic and diluted	29,778,439			29,778,439

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2017 and December 31, 2016 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2017
Patents and trademarks	$112,537	$6,550	$-	$(2,943)	$112	$116,256
Customer and merchant relationships	178,000	-	-	(6,138)	-	171,862
Trade name	47,659	-	-	(1,670)	11	46,000
	$338,196	$6,550	$-	$(10,751)	$123	$334,118

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $10,751 and $53,379 for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2017 is as follows:

Year ending December 31,	Amount
2017	$27,690
2018	43,022
2019	43,022
2020	43,022
2021	40,200
Thereafter	137,162
Total	$334,118

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

The following table presents details of our software development costs as of March 31, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Amortization	Balance at March 31, 2017
Software Development Costs	$288,923	$246,177	$(51,048)	$484,052
	$288,923	$246,177	$(51,048)	$484,052

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $51,048 and $89,463 for the three months ended March 31, 2017 and 2016, respectively.

The estimated future amortization expense of software development costs as of March 31, 2017 is as follows:

Year ending December 31,	Amount
2017	$241,630
2018	211,658
2019	30,764
2020	-
2021	-
Thereafter	-
Total	$484,052

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2017 and December 31, 2016:

Facility	Maturity	Interest Rate	Balance at March 31, 2017	Balance at December 31, 2016
BDC Term Loan	December 15, 2018	12%	$337,055	$333,260
ACOA Note	May 1, 2021	-	113,348	59,995
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	968,855	979,821
Total Debt			1,419,258	1,373,076
Debt discount			31,769	21,003
Less current portion			(1,097,919)	(1,032,913)
Long-term debt, net of current portion			$353,108	$361,166

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

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. As of March 31, 2017, the Company owes $968,855, under this facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $42,287 as of March 31, 2017 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $21,106 and $7,593 during the three months ended March 31, 2017 and 2016, respectively.

7.  Stockholders’ Equity

Common Stock

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. The Consideration Shares were valued using the closing price on the acquisition closing date of $0.70 per share for a total acquisition purchase price of $710,500.

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

As of March 31, 2017 and December 31, 2016 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2016 and for the three months ended March 31, 2017:

Options
Outstanding at December 31, 2015	5,043,228
Granted	1,771,500
Exercised	-
Forfeit/canceled	(577,817)
Expired	(479,031)
Outstanding at December 31, 2016	5,757,880
Granted	322,500
Exercised	-
Forfeit/canceled	(760,728)
Expired	(55,703)
Outstanding at March 31, 2017	5,263,949

The weighted average exercise price of stock options granted during the period was $0.72 and the related weighted average grant date fair value was $0.52 per share.

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

2017

On March 23, 2017, the Company granted seven employees 322,500 options to purchase shares of the Company common stock at the closing price as of March 23, 2017 of $.72 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 23, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate 86% and an option value of $0.52 was $167,700.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$222,543	$239,504
Sales and marketing	59,822	51,704
Engineering, research, and development	(7,472)	27,900
	$274,893	$319,108

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.04%	1.56%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	86%	114%

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

The expected volatility in 2017 and 2016 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2016 and for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	653,937	$0.32	0.08	$305,572
Awarded	340,480	$0.72	0.70	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2016	994,417	$0.72	0.70	$731,845
Awarded	112,845	$0.72	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at March 31, 2017	1,107,262	$0.48	0.75	$863,664

Expected to vest at March 31, 2017	1,107,262	$-	-	$863,664
Exercisable at March 31, 2017	862,232	$-	-	$672,541
Unvested at March 31, 2017	245,030	$-	-	$191,123
Unrecognized expense at March 31, 2017	$162,687

2016

On April 1, 2016 the Company granted five independent directors a total of 116,070 restricted stock units.  The units were valued at $81,249, or $0.70 per share, based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning April 1, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) April 1, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On August 23, 2016 the Company granted five independent directors a total of 108,335 restricted stock units.  The units were valued at $81,251, or $0.75 per share, based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning August 23, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) August 23, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On November 17, 2016 the Company granted five independent directors a total of 116,075 restricted stock units.  The units were valued at $81,253, or $0.70 per share, based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning November 17, 2016. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) November 17, 2019, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

2017

On March 23, 2017 the Company granted five independent directors a total of 112,845 restricted stock units.  The units were valued at $81,248, or $0.72 per share, based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning March 23,2017. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 23, 2020, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$62,524	$37,501
	$62,524	$37,501

As of March 31, 2017, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At March 31, 2017, we have warrants to purchase 9,058,328 shares of common stock at $1.20 per share and 1,210,370 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 5,525,736 shares expire in 2018, warrants to purchase 3,116,712 shares expire in 2019, and warrants to purchase 1,626,250 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$818,170	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$(2,247,447)
Intangibles, net (non-recurring)	$-	$-	$627,119	$(1,684,203)

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2016 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2017 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

In addition to SmartSMS, our SmartReceipt solution is capable of controlling the printed receipt to print targeted, graphical messages, including offers and coupons, on the front of the receipt consumer’s receive following a purchase. With SmartReceipt, we can also transform the underutilized, printed receipt into a targeted messaging opportunity. As an example, say a consumer purchases a sandwich but doesn’t purchase a beverage. SmartReceipt sees the customer’s purchase information in real-time – and as the receipt is being printed, it can automatically see that the consumer didn’t buy a beverage and dynamically, in real time, add a strong beverage coupon to the printed receipt in an effort to influence that consumer to add a beverage on their next visit.

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

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’s working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital.

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

Revenues for the three months ended March 31, 2017 were $2,113,283,  an increase of $268,043, or 15%, compared to the same period in 2016. The net increase is primarily attributable to an increase in SmartSMS revenue of  $245,556.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended March 31, 2017 was $557,388,  an increase of $152,448, or 38%, compared to the same period in 2016. This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $47,535, or 4%, during the three months ended March 31, 2017 compared to the same period in 2016. The decrease in general and administrative expense was primarily due to decreases in personnel expenses and share based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $39,627, or 3%, during the three months ended March 31, 2017 compared to the same period in 2016.   The decrease was primarily due to lower share based compensation expense.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $240,224, or 69%, during the three months ended March 31, 2017 compared to the same period in 2016.   The increase was primarily due to an increase in personnel related costs as compared to 2016 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense decreased $77,642 or 53%, during the three months ended March 31, 2017 compared to the same period in 2016.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $13,513, or 178%, during the three months ended March 31, 2017 compared to the same period in 2016. The increase in interest expense is primarily related to interest on notes payable for the Livelenz subsidiary

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three months ended March 31, 2017 was $1 Canadian equals $0.76 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.73 U.S. Dollars during the same periods of 2016 The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $2,648 and a gain of $14,550 for the three months ended March 31, 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets of $2,543,473, including $1,207,020 in cash, $1,000,000 in restricted cash and current liabilities of $2,804,653, resulting in  a working capital deficit of $(261,180).

We believe as of the date of this report, we have working capital on hand, along with our expected cash flow from operations, to fund our current level of operations at least through the end of the next fiscal year.   However, there can be no assurance that we will not require additional capital.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$236,853	$(427,753)
Investing activities	(255,217)	(55,369)
Financing activities	38,051	1,921,313
Effect of foreign currency translation on cash flow	(1,152)	(19,307)
Net change in cash	$18,535	$1,418,884

Operating Activities

We received cash from operating activities totaling $236,853 during the three months ended March 31, 2017and used cash of $427,753 during the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to a lower net loss and decreases in accounts receivable.

Investing Activities

Investing activities during the three months ended March 31, 2017 includes $246,178 of capitalized software development costs, $6,549 of cash paid for patents, and $2,490 of equipment purchases.

Investing activities during the three months ended March 31, 2016 includes $4,237 of equipment purchases, $51,862 of capitalized software development costs, $10,000 of cash paid for patents, and $10,730 of cash received from acquisitions.

Financing Activities

Financing activities for the three months ended March 31, 2017 includes net proceeds from proceeds of notes payable of $53,051, offset by $15,000 of cash paid for deferred financing fees.

Financing activities for the three months ended March 31, 2016 includes net proceeds from the sale of common stock units of $1,953,600, offset by $32,287 of cash paid for deferred financing fees.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2017 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: May 15, 2017	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)