Form 10-Q
period 2017-06-30
MOBIVITY HOLDINGS CORP.
filed 2017-07-31
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 36,450,961 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$574,900	$1,188,485
Restricted cash	1,000,000	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,959 and $15,503, respectively	702,199	1,244,484
Other current assets	216,462	179,376
Total current assets	2,493,561	3,612,345
Goodwill	803,118	803,118
Intangible assets, net	777,082	627,119
Other assets	98,289	109,776
TOTAL ASSETS	$4,172,050	$5,152,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$797,911	$701,347
Accrued interest	9,166	2,020
Accrued and deferred personnel compensation	626,670	671,677
Deferred revenue and customer deposits	985,363	160,023
Notes payable, net - current maturities	1,168,483	1,011,910
Other current liabilities	101,247	115,051
Total current liabilities	3,688,840	2,662,028

Non-current liabilities
Notes payable, net - long term	262,826	361,166
Total non-current liabilities	262,826	361,166
Total liabilities	3,951,666	3,023,194
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,450,961 and 36,388,981, shares issued and outstanding	36,451	36,389
Equity payable	100,862	100,862
Additional paid-in capital	77,433,911	76,698,383
Accumulated other comprehensive loss	(48,863)	(32,999)
Accumulated deficit	(77,301,977)	(74,673,471)
Total stockholders' equity	220,384	2,129,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,172,050	$5,152,358

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Revenues	$2,238,680	$2,074,713	$4,351,984	$3,919,805
Cost of revenues	599,736	504,964	1,157,126	909,910
Gross profit	1,638,944	1,569,749	3,194,858	3,009,895

Operating expenses
General and administrative	845,928	988,660	1,863,893	2,074,761
Sales and marketing	868,473	1,000,138	1,836,185	2,013,740
Engineering, research, and development	1,073,189	383,770	1,901,234	945,118
Depreciation and amortization	99,458	161,196	168,203	307,447
Total operating expenses	2,887,048	2,533,764	5,769,515	5,341,066

Loss from operations	(1,248,104)	(964,015)	(2,574,657)	(2,331,171)

Other income/(expense)
Interest income	1,012	1,385	1,916	1,753
Interest expense	(31,501)	(19,546)	(52,607)	(27,063)
Foreign currency (loss) gain	(528)	(14,287)	(3,158)	1,104
Total other income/(expense)	(31,017)	(32,448)	(53,849)	(24,206)
Loss before income taxes	(1,279,121)	(996,463)	(2,628,506)	(2,355,377)
Income tax expense	-	-	-	-
Net loss	(1,279,121)	(996,463)	(2,628,506)	(2,355,377)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(10,643)	17,897	(15,864)	(45,322)
Comprehensive loss	$(1,289,764)	$(978,566)	$(2,644,370)	$(2,400,699)

Net loss per share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Weighted average number of shares during the period - basic and diluted	36,391,063	33,059,007	36,390,030	31,409,661

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
					Comprehensive
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Issuance of common stock for warrant conversion	3,329,990	3,330	-	2,535,858	-	-	2,539,188
Stock based compensation	-	-	-	1,599,169	-	-	1,599,169
Foreign currency translation adjustment	-	-	-	-	(32,999)	-	(32,999)
Net loss	-	-	-	-	-	(9,514,461)	(9,514,461)
Balance, December 31, 2016	36,388,981	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	$2,129,164
Issuance of common stock for options exercised	61,980	62	-	29,688	-	-	29,750
Stock based compensation	-	-	-	705,840	-	-	705,840
Foreign currency translation adjustment	-	-	-	-	(15,864)	-	(15,864)
Net loss	-	-	-	-	-	(2,628,506)	(2,628,506)
Balance, June 30, 2017	36,450,961	$36,451	$100,862	$77,433,911	$(48,863)	$(77,301,977)	$220,384

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(2,628,506)	$(2,355,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(9,101)	11,081
Amortization of deferred financing costs	12,237	4,351
Stock-based compensation	705,840	799,193
Depreciation and amortization expense	168,203	307,447
Increase (decrease) in cash resulting from changes in:
Accounts receivable	551,557	(168,190)
Other current assets	(37,005)	(60,237)
Other assets	225	17,700
Accounts payable	96,247	106,044
Accrued interest	7,146	3,026
Accrued and deferred personnel compensation	(46,043)	19,361
Deferred revenue and customer deposits	825,089	222,487
Other liabilities	(13,911)	(69,440)
Net cash provided by (used in) operating activities	(368,022)	(1,162,554)
INVESTING ACTIVITIES
Purchases of equipment	(2,489)	(9,753)
Acquisitions	-	10,730
Cash paid for patent	(9,780)	(12,700)
Capitalized software development costs	(294,199)	(342,381)
Net cash used in investing activities	(306,468)	(354,104)
FINANCING ACTIVITIES
Deferred financing costs	(15,000)	(32,287)
Proceeds (repayments) from notes payable	46,410	(1,152)
Proceeds from issuance of common stock, net of issuance costs	29,750	1,953,600
Net cash provided by financing activities	61,160	1,920,161

Effect of foreign currency translation on cash flow	(255)	(1,769)

Net change in cash	(613,585)	401,734
Cash at beginning of period	1,188,485	634,129
Cash at end of period	$574,900	$1,035,863
Supplemental disclosures:
Cash paid during period for:
Interest	$52,607	$27,063
Non-cash investing and financing activities:

Restricted cash proceeds from line of credit	$-	$1,000,000

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017.

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

As of June 30, 2017, the Company recorded an advance of $776,212 against certain receivables under their Working Capital Line of Credit Facility in accordance with the agreement.

As of June 30, 2017 and December 31, 2016, we recorded an allowance for doubtful accounts of $1,959 and $15,503, respectively.

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

During the six months ended June 30, 2017,  two customers accounted for 71% of our revenues. During the six months ended June 30, 2016, one customer accounted for 47% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2017, the comprehensive loss was $1,289,764 and $2,644,370, respectively. For the three and six months ended June 30, 2016,  the comprehensive loss was $978,566 and $2,400,699, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2017 and 2016, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  Acquisitions

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders, our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz, and the assumption of their existing liabilities. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’s working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital and the Consideration Shares have been issued to the Livelenz stockholders.

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

The following information presents unaudited pro forma consolidated results of operations for the six months ended June 30, 2016 as if the Livelenz acquisition described above had occurred on January 1, 2016. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2016

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$3,919,805	$4,300	$-	$3,924,105
Cost of revenues	909,910	120	-	910,030
Gross margin	3,009,895	4,180	-	3,014,075

Operating expenses
General and administrative	2,074,761	20,071	-	2,094,832
Sales and marketing	2,013,740	7,087	-	2,020,827
Engineering, research, and development	945,118	-	-	945,118
Depreciation and amortization	307,447	76	-	307,523
Total operating expenses	5,341,066	27,234	-	5,368,300

Loss from operations	(2,331,171)	(23,054)	-	(2,354,225)

Other income/(expense)
Interest income	1,753	-	-	1,753
Interest expense	(27,063)	(3,452)	-	(30,515)
Foreign Currency Gain/(Loss)	1,104	-	-	1,104
Total other income/(expense)	(24,206)	(3,452)	-	(27,658)

Loss before income taxes	(2,355,377)	(26,506)	-	(2,381,883)

Income tax expense	-	-	-	-

Net loss	$(2,355,377)	$(26,506)	$-	$(2,381,883)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(45,322)	-	-	(45,322)
Comprehensive loss	$(2,400,699)	$(26,506)	$-	$(2,427,205)

Net loss per share - basic and diluted	$(0.07)			$(0.08)

Weighted average number of shares during the period - basic and diluted	31,409,661			31,409,661

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2017 and December 31, 2016 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2017
Patents and trademarks	$112,537	$9,780	$-	$(5,916)	$324	$116,725
Customer and merchant relationships	178,000	-	-	(12,276)	-	165,724
Trade name	47,659	-	-	(3,308)	30	44,381
	$338,196	$9,780	$-	$(21,500)	$354	$326,830

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $12,177 and $58,321 for the three months ended June 30, 2017 and 2016, respectively.

Amortization expense for intangible assets was $21,500 and $111,701 for the six months ended June 30, 2017 and 2016, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2017 is as follows:

Year ending December 31,	Amount
2017	$19,212
2018	43,000
2019	43,000
2020	43,000
2021	40,516
Thereafter	138,102
Total	$326,830

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

The following table presents details of our software development costs as of June 30, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Amortization	Balance at June 30, 2017
Software Development Costs	$288,923	$294,199	$(132,870)	$450,252
	$288,923	$294,199	$(132,870)	$450,252

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $81,822 and $98,949 for the three months ended June 30, 2017 and 2016, respectively.

Amortization expense for software development costs was $132,870 and $188,411 for the six months ended June 30, 2017 and 2016, respectively.

The estimated future amortization expense of software development costs as of June 30, 2017 is as follows:

Year ending December 31,	Amount
2017	$171,814
2018	235,669
2019	42,769
2020	-
2021	-
Thereafter	-
Total	$450,252

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2017 and December 31, 2016:

Facility	Maturity	Interest Rate	Balance at June 30, 2017	Balance at December 31, 2016
BDC Term Loan	December 15, 2018	12%	$345,066	$333,260
ACOA Note	May 1, 2021	-	109,602	59,995
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	976,641	979,821
Total Debt			1,431,309	1,373,076
Debt discount			23,784	21,003
Less current portion			(1,192,267)	(1,032,913)
Long-term debt, net of current portion			$262,826	$361,166

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

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. As of June 30, 2017, the Company owes $976,641, under this facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $42,287 as of June 30, 2017 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $31,501 and $19,546 during the three months ended June 30, 2017 and 2016, respectively.

Interest expense was $52,607 and $27,063 during the six months ended June 30, 2017 and 2016, respectively.

7.  Stockholders’ Equity

Common Stock

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. The Consideration Shares were valued using the closing price on the acquisition closing date of $0.70 per share for a total acquisition purchase price of $710,500. As of the date of this report, 100% of the Consideration Shares have been issued to LiveLenz stockholders.

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

2017

On June 27, 2017, we issued 61,980 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $29,750 in conjunction with one employee that exercised vested stock options.

As of June 30, 2017 and December 31, 2016 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2016 and for the six months ended June 30, 2017:

Options
Outstanding at December 31, 2015	5,043,228
Granted	1,771,500
Exercised	-
Forfeit/canceled	(577,817)
Expired	(479,031)
Outstanding at December 31, 2016	5,757,880
Granted	2,577,500
Exercised	(61,980)
Forfeit/canceled	(1,093,694)
Expired	(142,995)
Outstanding at June 30, 2017	7,036,711

The weighted average exercise price of stock options granted during the period was $0.62 and the related weighted average grant date fair value was $0.45 per share.

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

2017

On March 23, 2017, the Company granted seven employees 322,500 options to purchase shares of the Company common stock at the closing price as of March 23, 2017 of $0.72 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 23, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 86% and an option value of $0.52 was $167,700.

On May 15, 2017, the Company granted eight employees 2,105,000 options to purchase shares of the Company common stock at the closing price as of May 15, 2017 of $0.60 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until May 15, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 85% and an option value of $0.43 was $905,150.

On June 28, 2017, the Company granted two employees 150,000 options to purchase shares of the Company common stock at the closing price as of June 28, 2017 of $0.76 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until June 28, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 86% and an option value of $0.55 was $82,500.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$224,817	$232,003	$447,361	$485,990
Sales and marketing	31,440	81,658	63,604	172,001
Engineering, research, and development	55,749	38,599	75,935	83,615
	$312,006	$352,260	$586,900	$741,606

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
	2017	2016
Risk-free interest rate	1.97%	1.56%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	85%	114%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2016 and for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	653,937	$0.32	0.08	$305,572
Awarded	340,480	$0.72	0.70	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2016	994,417	$0.72	0.70	$731,845
Awarded	1,199,513	$0.62	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	(47,072)	$0.72	-	$-
Outstanding at June 30, 2017	2,146,858	$0.56	0.45	$1,696,018

Expected to vest at June 30, 2017	2,146,858	$-	-	$1,696,018
Exercisable at June 30, 2017	1,113,245	$-	-	$879,464
Unvested at June 30, 2017	1,033,613	$-	-	$816,554
Unrecognized expense at June 30, 2017	$738,910

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

On May 15, 2017 the Company granted the Chairman of the Board 1,000,000 performance stock units. The units were valued at $600,000 or $0.60 per share, based on the closing stock price on the date of grant. These units vest upon meeting certain performance criteria. The Company expects that these units will be fully vested by December 31, 2017.

On May 19, 2017 the Company granted four independent directors a total of 86,668 restricted stock units. The units were valued at $65,001 or $0.75 per share, based on the closing stock price on the date of grant. All units vest equally in 12 monthly installments beginning May 19, 2017. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) May 19, 2020, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$56,416	$20,087	$118,940	$57,587
	$56,416	$20,087	$118,940	$57,587

As of June 30, 2017, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At June 30, 2017, we have warrants to purchase 4,529,164 shares of common stock at $1.20 per share and 605,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 2,762,868 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$777,082	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$(2,247,447)
Intangibles, net (non-recurring)	$-	$-	$627,119	$(1,684,203)

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

Our unique approach to personalized, targeted offline marketing is marketed through our “SmartSuite” portfolio of solutions that all leverage our proprietary path to point-of-sale data. Our primary SmartSuite product is “SmartMessenger” which utilizes a variety of communications channels for targeted awareness and offers messages to consumers, leveraging purchase data to measure and target those messages much in the same way an e-commerce operator, like Amazon, uses online shopping cart data. For example, a consumer might receive a message near lunch time offering a special discount to purchase a six-inch sub at their nearest Subway location. Once the consumer shows that message at check out on their mobile device, our SmartReceipt technology kicks in to match that customer’s purchase with their offer redemption, thereby providing the ability to assess the effectiveness of the offer. It also builds a purchase history of that customer for more targeted offers in the future.

In addition to SmartMessenger, our SmartReceipt solution is capable of controlling the printed receipt to print targeted, graphical messages, including offers and coupons, on the front of the receipt consumers receive following a purchase. With SmartReceipt, we can also transform the underutilized, printed receipt into a targeted messaging opportunity. As an example, say a consumer purchases a sandwich but doesn’t purchase a beverage. SmartReceipt sees the customer’s purchase information in real-time – and as the receipt is being printed, it can automatically see that the consumer didn’t buy a beverage and dynamically, in real time, add a strong beverage coupon to the printed receipt in an effort to influence that consumer to add a beverage on their next visit.

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

Recent Events

2017 Customer Contract Renewal and Expansion

On June 30, 2017 we renewed and expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of the Mobivity SMART platform.  With personalized customer communications via text/social messaging (SmartMessenger), and optimized business performance (SmartAnalytics), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of 5 years, and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program.  The 5-year term includes a six figure monthly minimum commitment that is prepaid to Mobivity on an annual basis.

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

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 share of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’s working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’s working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital and the Consideration Shares have been issued to the LiveLenz stockholders.

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

Results of Operations

Revenues

Revenues consist of several different lines of business. These primarily include, SmartMessenger, Smart Receipt, SmartAnalytics, Ad Model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended June 30, 2017 were $2,238,680,  an increase of $163,967, or 8%, compared to the same period in 2016. The net increase is primarily attributable to an increase in SmartMessenger revenue of  $234,256 offset by decreases in other revenues.

Revenues for the six months ended June 30, 2017 were $4,351,984, an increase of $432,179, or 11%, compared to the same period in 2016. The net increase is primarily attributable to an increase in SmartMessenger revenue of  $456,596 offset by decreases in other revenues.

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended June 30, 2017 was $599,736,  an increase of $94,772, or 19%, compared to the same period in 2016. This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues and higher regulatory costs associated with text messaging carriers.

Cost of revenues for the six months ended June 30, 2017 was $1,157,126, an increase of $247,216, or 27%,  compared to the same period in 2016.  This increase is primarily due to higher SMS and application costs as they relate to the increase in revenues and higher regulatory costs associated with text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $142,732, or 14%, during the three months ended June 30, 2017 compared to the same period in 2016. The decrease in general and administrative expense was primarily due to decreases in personnel expenses and legal expenses.

General and administrative expenses decreased $210,868, or 10%, during the six months ended June 30, 2017 compared to the same period in 2016.  The decrease in general and administrative expense was primarily due to decreases in personnel expenses and bad debt expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $131,665, or 13%, during the three months ended June 30, 2017 compared to the same period in 2016.   The decrease was primarily due to lower personnel and share based compensation expenses.

Sales and marketing expenses decreased $177,555, or 9%, during the six months ended June 30, 2017, compared to the same period in 2016.  The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $689,419, or 180%, during the three months ended June 30, 2017 compared to the same period in 2016.   The increase was primarily due to an increase in personnel related costs as compared to 2016 to support the Company’s growth as well as fewer software development expenses being capitalized.

Engineering, research & development expenses increased $956,116, or 101%, during the six months ended June 30, 2017 compared to the same period in 2016.  The increase was primarily due to an increase in personnel related costs as compared to 2016 to support the Company’s growth as well as fewer software development expenses being capitalized.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense decreased $61,738 or 38%, during the three months ended June 30, 2017 compared to the same period in 2016. Depreciation and amortization expense decreased $139,244 or 45%, during the six months ended June 30, 2017 compared to the same period in 2016.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $11,955, or 61%, during the three months ended June 30, 2017 compared to the same period in 2016. Interest expense increased $25,544, or 94%, during the six months ended June 30, 2017 compared to the same period in 2016.The increase in interest expense for both the three and six months ended June 30, 2017 is primarily related to interest on notes payable for the Livelenz subsidiary and borrowings against the Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and six months ended June 30, 2017 was $1 Canadian equals $0.74 and $0.75 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.78 and $0.76 U.S. Dollars, respectivly during the same periods of 2016. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $528 and $3,158 for the three and six months ended June 30, 2017, respectively.

The change in foreign currency was a loss of $14,287 and a gain of $1,104 for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had current assets of $2,493,561, including $574,900 in cash, $1,000,000 in restricted cash and current liabilities of $3,688,840, resulting in  a working capital deficit of $(1,195,279).

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

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(368,022)	$(1,162,554)
Investing activities	(306,468)	(354,104)
Financing activities	61,160	1,920,161
Effect of foreign currency translation on cash flow	(255)	(1,769)
Net change in cash	$(613,585)	$401,734

Operating Activities

We used cash from operating activities totaling $368,022 during the six months ended June 30, 2017 and used cash of $1,162,554 during the six months ended June 30, 2016. The decrease in cash used in operating activities was primarily due to changes in accounts receivable and deferred revenue.

Investing Activities

Investing activities during the six months ended June 30, 2017 includes $294,199 of capitalized software development costs, $9,780 of cash paid for patents, and $2,489 of equipment purchases.

Investing activities during the six months ended June 30, 2016 includes $9,753 of equipment purchases, $342,381 of capitalized software development costs, $12,700 of cash paid for patents, and $10,730 of cash received from acquisitions.

Financing Activities

Financing activities for the six months ended June 30, 2017 includes net proceeds from notes payable of $46,410 and net proceeds from stock issued of $29,750 offset by $15,000 of cash paid for deferred financing fees.

Financing activities for the six months ended June 30, 2016 includes net proceeds from the sale of common stock units of $1,953,600, offset by $32,287 of cash paid for deferred financing fees and $1,152 of repayments of notes payable.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2017 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: July 31, 2017	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2017	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)