Form 10-Q
period 2017-09-30
MOBIVITY HOLDINGS CORP.
filed 2017-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 36,756,880 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

-i-

Part I - Financial Information

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,709,129	$1,188,485
Restricted cash	-	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $1,425 and $15,503, respectively	1,412,333	1,244,484
Other current assets	286,407	179,376
Total current assets	3,407,869	3,612,345
Goodwill	803,118	803,118
Intangible assets, net	773,785	627,119
Other assets	83,262	109,776
TOTAL ASSETS	$5,068,034	$5,152,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,053,075	$701,347
Accrued interest	3,060	2,020
Accrued and deferred personnel compensation	420,352	671,677
Deferred revenue and customer deposits	2,124,441	160,023
Notes payable, net - current maturities	2,275,069	1,011,910
Other current liabilities	95,548	115,051
Total current liabilities	5,971,545	2,662,028

Non-current liabilities
Notes payable, net - long term	255,104	361,166
Total non-current liabilities	255,104	361,166
Total liabilities	6,226,649	3,023,194
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,756,880 and 36,388,981, shares issued and outstanding	36,757	36,389
Equity payable	100,862	100,862
Additional paid-in capital	77,613,550	76,698,383
Accumulated other comprehensive loss	(69,157)	(32,999)
Accumulated deficit	(78,840,627)	(74,673,471)
Total stockholders' equity	(1,158,615)	2,129,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,068,034	$5,152,358

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Revenues	$2,083,987	$2,182,750	$6,436,072	$6,102,501
Cost of revenues	786,385	564,039	1,943,534	1,473,974
Gross profit	1,297,602	1,618,711	4,492,538	4,628,527

Operating expenses
General and administrative	652,762	1,139,732	2,516,249	3,125,484
Sales and marketing	836,767	1,152,849	2,673,087	3,285,655
Engineering, research, and development	1,177,318	685,311	3,080,037	1,600,377
Depreciation and amortization	105,510	194,419	273,716	501,866
Total operating expenses	2,772,357	3,172,311	8,543,089	8,513,382

Loss from operations	(1,474,755)	(1,553,600)	(4,050,551)	(3,884,855)

Other income/(expense)
Interest income	962	525	2,878	2,278
Interest expense	(62,748)	(25,900)	(115,363)	(52,960)
Foreign currency (loss) gain	(931)	372	(4,120)	1,488
Total other income/(expense)	(62,717)	(25,003)	(116,605)	(49,194)
Loss before income taxes	(1,537,472)	(1,578,603)	(4,167,156)	(3,934,049)
Income tax expense	-	-	-	-
Net loss	(1,537,472)	(1,578,603)	(4,167,156)	(3,934,049)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(20,294)	1,696	(36,158)	(43,626)
Comprehensive loss	$(1,557,766)	$(1,576,907)	$(4,203,314)	$(3,977,675)

Net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.12)
Weighted average number of shares during the period - basic and diluted	36,683,122	33,059,007	36,488,448	31,965,484

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
					Comprehensive
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485	-	-	710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Issuance of common stock for warrant conversion	3,329,990	3,330	-	2,535,858	-	-	2,539,188
Stock based compensation	-	-	-	1,599,169	-	-	1,599,169
Foreign currency translation adjustment	-	-	-	-	(32,999)	-	(32,999)
Net loss	-	-	-	-	-	(9,514,461)	(9,514,461)
Balance, December 31, 2016	36,388,981	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	$2,129,164
Issuance of common stock for options exercised	104,168	104	-	59,693	-	-	59,797
Issuance of common stock for restricted stock awards	263,731	264	-	(264)	-	-	-
Stock based compensation	-	-	-	855,738	-	-	855,738
Foreign currency translation adjustment	-	-	-	-	(36,158)	-	(36,158)
Net loss	-	-	-	-	-	(4,167,156)	(4,167,156)
Balance, September 30, 2017	36,756,880	$36,757	$100,862	$77,613,550	$(69,157)	$(78,840,627)	$(1,158,615)

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,167,156)	$(3,934,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(7,277)	152,938
Amortization of deferred financing costs	20,245	8,705
Stock-based compensation	855,738	1,187,249
Depreciation and amortization expense	273,716	501,866
Loss on disposal of fixed assets	-	67,185
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(159,958)	(175,433)
Other current assets	(106,813)	(22,455)
Other assets	10,957	23,100
Accounts payable	351,089	235,676
Accrued interest	1,040	4,112
Accrued and deferred personnel compensation	(252,394)	36,989
Deferred revenue and customer deposits	1,963,429	199,479
Other liabilities	(19,787)	(77,525)
Net cash provided by (used in) operating activities	(1,237,171)	(1,792,163)
INVESTING ACTIVITIES
Purchases of equipment	(4,989)	(30,209)
Acquisitions	-	11,088
Cash paid for patent	(16,810)	(20,915)
Capitalized software development costs	(382,023)	(442,267)
Net cash used in investing activities	(403,822)	(482,303)
FINANCING ACTIVITIES
Deferred financing costs	(15,000)	(32,287)
Net borrowings under line of credit agreement	1,999,531	-
Proceeds (repayments) from notes payable	114,749	(4,634)
Proceeds from issuance of common stock, net of issuance costs	59,797	1,953,600
Net cash provided by financing activities	2,159,077	1,916,679

Effect of foreign currency translation on cash flow	2,560	(2,803)

Net change in cash	520,644	(360,590)
Cash at beginning of period	1,188,485	634,129
Cash at end of period	$1,709,129	$273,539
Supplemental disclosures:
Cash paid during period for:
Interest	$115,363	$52,960
Non-cash investing and financing activities:

Restricted cash proceeds from line of credit	$-	$1,000,000
Issuance of common stock from restricted stock awards	$264	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017.

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

As of September 30, 2017 and December 31, 2016, we recorded an allowance for doubtful accounts of $1,425 and $15,503, respectively.

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

Revenue Recognition and Concentrations

Our SmartReceipt and C4 Mobile Marketing and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and receivables are collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the nine months ended September 30, 2017,  two customers accounted for 71% of our revenues. During the nine months ended September 30, 2016,  one customer accounted for 50% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2017, the comprehensive loss was $1,557,766 and $4,203,314, respectively. For the three and nine months ended September 30, 2016,  the comprehensive loss was $1,576,907 and $3,977,675, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2017 and 2016, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

The following information presents unaudited pro forma consolidated results of operations for the nine months ended September 30, 2016 as if the Livelenz acquisition described above had occurred on January 1, 2016. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2016

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$6,102,501	$4,300	$-	$6,106,801
Cost of revenues	1,473,974	120	-	1,474,094
Gross margin	4,628,527	4,180	-	4,632,707

Operating expenses
General and administrative	3,125,484	20,071	-	3,145,555
Sales and marketing	3,285,655	7,087	-	3,292,742
Engineering, research, and development	1,600,377	-	-	1,600,377
Depreciation and amortization	501,866	76	-	501,942
Total operating expenses	8,513,382	27,234	-	8,540,616

Loss from operations	(3,884,855)	(23,054)	-	(3,907,909)

Other income/(expense)
Interest income	2,278	-	-	2,278
Interest expense	(52,960)	(3,452)	-	(56,412)
Foreign Currency Gain/(Loss)	1,488	-	-	1,488
Total other income/(expense)	(49,194)	(3,452)	-	(52,646)

Loss before income taxes	(3,934,049)	(26,506)	-	(3,960,555)

Income tax expense	-	-	-	-

Net loss	$(3,934,049)	$(26,506)	$-	$(3,960,555)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(43,626)	-	-	(43,626)
Comprehensive loss	$(3,977,675)	$(26,506)	$-	$(4,004,181)

Net loss per share - basic and diluted	$(0.12)			$(0.12)

Weighted average number of shares during the period - basic and diluted	31,965,484			31,965,484

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2017 and December 31, 2016 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2017
Patents and trademarks	$112,537	$16,810	$-	$(8,868)	$752	$121,231
Customer and merchant relationships	178,000	-	-	(18,414)	-	159,586
Trade name	47,659	-	-	(5,015)	69	42,713
	$338,196	$16,810	$-	$(32,297)	$821	$323,530

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $10,796 and $61,016 for the three months ended September 30, 2017 and 2016, respectively.

Amortization expense for intangible assets was $32,297 and $167,775 for the nine months ended September 30, 2017 and 2016, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2017 is as follows:

Year ending December 31,	Amount
2017	$10,765
2018	43,062
2019	43,062
2020	43,062
2021	40,736
Thereafter	142,843
Total	$323,530

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

The following table presents details of our software development costs as of September 30, 2017 and December 31, 2016:

	Balance at December 31, 2016	Additions	Amortization	Balance at September 30, 2017
Software Development Costs	$288,923	$382,023	$(220,691)	$450,255
	$288,923	$382,023	$(220,691)	$450,255

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $87,821 and $134,590 for the three months ended September 30, 2017 and 2016, respectively.

Amortization expense for software development costs was $220,691 and $323,002 for the nine months ended September 30, 2017 and 2016, respectively.

The estimated future amortization expense of software development costs as of September 30, 2017 is as follows:

Year ending December 31,	Amount
2017	$94,972
2018	279,585
2019	75,698
2020	-
2021	-
Thereafter	-
Total	$450,255

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2017 and December 31, 2016:

Facility	Maturity	Interest Rate	Balance at September 30, 2017	Balance at December 31, 2016
BDC Term Loan	December 15, 2018	12%	$361,006	$333,260
ACOA Note	May 1, 2021	-	185,209	59,995
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	1,983,958	979,821
Total Debt			2,530,173	1,373,076
Debt discount			15,795	21,003
Less current portion			(2,290,864)	(1,032,913)
Long-term debt, net of current portion			$255,104	$361,166

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

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. As of September 30, 2017, the Company owes $1,983,958, under this facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $42,287 as of September 30, 2017 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility.

Interest Expense

Interest expense was $62,748 and $25,900 during the three months ended September 30, 2017 and 2016, respectively.

Interest expense was $115,363 and $52,960 during the nine months ended September 30, 2017 and 2016, respectively.

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

On October 31, 2016, we issued 3,329,990 shares of our common stock, at a price of $0.70 per share, for the gross proceeds of $2,330,993.

2017

On June 27, 2017, we issued 61,980 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $29,750 in conjunction with one employee that exercised vested stock options.

On July 17, 2017, we issued 263,731 shares of our common stock to four board members in accordance with their restricted stock unit agreements.

On August 22, 2017, we issued 4,688 shares of our common stock, at a price of $0.41 per share, for the gross proceeds of $1,922 in conjunction with one employee that exercised vested stock options.

On August 30, 2017, we issued 37,500 shares of our common stock, at a price of $0.75 per share, for the gross proceeds of $28,125 in conjunction with one employee that exercised vested stock options.

As of September 30, 2017 and December 31, 2016 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2016 and for the nine months ended September 30, 2017:

Options
Outstanding at December 31, 2015	5,043,228
Granted	1,771,500
Exercised	-
Forfeit/canceled	(577,817)
Expired	(479,031)
Outstanding at December 31, 2016	5,757,880
Granted	2,742,500
Exercised	(104,168)
Forfeit/canceled	(1,363,658)
Expired	(235,341)
Outstanding at September 30, 2017	6,797,213

The weighted average exercise price of stock options granted during the period was $0.64 and the related weighted average grant date fair value was $0.46 per share.

2016

On January 15, 2016, the Company granted four employees a total of 167,500 options to purchase shares of the Company common stock at the closing price as of January 15, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until January 15, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $98,825.

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

On March 24, 2016, the Company granted nine employees a total of 258,000 options to purchase shares of the Company common stock at the closing price as of March 24, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 24, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $152,220.

On August 23, 2016, the Company granted four employees a total of 695,000 options to purchase shares of the Company common stock at the closing price as of August 23, 2016 of $0.75 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 23, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.63 was $440,573.

On November 17, 2016, the Company granted three employees a total of 150,000 options to purchase shares of the Company common stock at the closing price as of November 17, 2016 of $0.70 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 17, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 114% and a call option value of $0.59 was $89,048.

2017

On March 23, 2017, the Company granted seven employees a total of 322,500 options to purchase shares of the Company common stock at the closing price as of March 23, 2017 of $0.72 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 23, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 86% and an option value of $0.52 was $167,700.

On May 15, 2017, the Company granted eight employees a total of 2,105,000 options to purchase shares of the Company common stock at the closing price as of May 15, 2017 of $0.60 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until May 15, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 85% and an option value of $0.43 was $905,150.

On June 28, 2017, the Company granted two employees a total of 150,000 options to purchase shares of the Company common stock at the closing price as of June 28, 2017 of $0.76 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until June 28, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 86% and an option value of $0.55 was $82,500.

On August 14, 2017, the Company granted two employees a total of 165,000 options to purchase shares of the Company common stock at the closing price as of August 14, 2017 of $0.895 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 14, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 86% and an option value of $0.65 was $107,250.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$137,395	$234,069	$432,322	$720,058
Sales and marketing	51,686	87,646	115,290	259,647
Engineering, research, and development	53,294	37,371	130,688	120,986
	$242,375	$359,086	$678,300	$1,100,691

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,
	2017	2016
Risk-free interest rate	1.96%	1.42%
Expected life (years)	6.00	6.02
Expected dividend yield	-%	-%
Expected volatility	85%	114%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2016 and for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	653,937	$0.32	0.08	$305,572
Awarded	340,480	$0.72	0.70	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2016	994,417	$0.72	0.70	$731,845
Awarded	199,513	$0.73	-	$-
Released	(263,731)	$-	-	$-
Canceled/forfeited/expired	(47,072)	$0.72	-	$-
Outstanding at September 30, 2017	883,127	$0.65	0.26	$883,127

Expected to vest at September 30, 2017	883,127	$-	-	$883,127
Exercisable at September 30, 2017	764,739	$-	-	$764,739
Unvested at September 30, 2017	118,388	$-	-	$118,388
Unrecognized expense at September 30, 2017	$80,413

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

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$(93,935)	$28,970	$177,438	$86,558
	$(93,935)	$28,970	$177,438	$86,558

As of September 30, 2017, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At September 30, 2017, we have warrants to purchase 4,529,164 shares of common stock at $1.20 per share and 605,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 2,762,868 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$773,785	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2016 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$(2,247,447)
Intangibles, net (non-recurring)	$-	$-	$627,119	$(1,684,203)

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

Results of Operations

Revenues

Revenues consist of several different lines of business. These primarily include, SMS, SmartMessenger, Smart Receipt, SmartAnalytics, Ad Model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended September 30, 2017 were $2,083,987,  a decrease of $98,763, or 5%, compared to the same period in 2016.  This slight decline is primarily due to front-end pricing adjustments associated with prepayments offered on long-term contracts with large enterprise customers.

Revenues for the nine months ended September 30, 2017 were $6,436,072, an increase of $333,571, or 5%, compared to the same period in 2016. The net increase is primarily attributable to an increase in SMS revenue of  $350,796 offset by decreases in other revenues.

Unbilled Deferred Revenue, an Operational Measure

The deferred revenue balance on our consolidated balance sheets does not represent the total contract value of annual or multi-year, non-cancelable customer agreements. Unbilled deferred revenue is an operational measure that represents future billings under our customer agreements that have not been invoiced and, accordingly, are not recorded in deferred revenue. Unbilled deferred revenue amounts are reflected in the table below. Our typical contract length is between 12 and 60 months. We expect that the amount of unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer agreements, varying billing cycles of agreements, the specific timing of customer renewals, the timing of when unbilled deferred revenue is to be recognized as revenue, and changes in customer financial circumstances. For multi-year customer agreements billed annually, the associated unbilled deferred revenue is typically high at the beginning of the contract period, zero just prior to renewal, and increases when the agreement is renewed. Low unbilled deferred revenue attributable to a particular customer agreement is often associated with an impending renewal and may not be an indicator of the likelihood of renewal or future revenue from such customer. Accordingly, we expect that the amount of aggregate unbilled deferred revenue will change from year-to-year depending in part upon the number and dollar amount of customer agreements at particular stages in their renewal cycle. Such fluctuations are not a reliable indicator of future revenues.

Fiscal 2017		September 30	June 30	March 31
Accounts receivable, net		$1,412,333	$702,199	$114,210
Deferred revenue		2,124,441	626,670	407,436
Unbilled deferred revenue		809,800	2,349,200	1,567,600

Fiscal 2016	December 31	September 30	June 30	March 31
Accounts receivable, net	$1,244,484	$723,724	$860,674	$791,221
Deferred revenue	160,023	272,188	295,240	278,528
Unbilled deferred revenue	2,254,400	45,000	277,500	510,000

Cost of Revenues

Cost of revenues consist primarily of cloud based software licensing fees, short code maintenance expenses, personal related expenses and other expenses.

Cost of revenues for the three months ended September 30, 2017 was $786,385,  an increase of $222,346, or 39%, compared to the same period in 2016. This increase is primarily due to higher SMS and application costs  associated with messaging fees and surcharges charged by text messaging carriers.

Cost of revenues for the nine months ended September 30, 2017 was $1,943,534, an increase of $469,560, or 32%,  compared to the same period in 2016.  This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $486,970, or 43%, during the three months ended September 30, 2017 compared to the same period in 2016. The decrease in general and administrative expense was primarily due to a  decrease in bad debt expense of $140,034, offset by increases in share based compensation.

General and administrative expenses decreased $609,235, or 19%, during the nine months ended September 30, 2017 compared to the same period in 2016.  The decrease in general and administrative expense was primarily due to decreases in personnel expenses and bad debt expense.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $316,082, or 27%, during the three months ended September 30, 2017 compared to the same period in 2016.   The decrease was primarily due to lower personnel and share based compensation expenses.

Sales and marketing expenses decreased $612,568, or 19%, during the nine months ended September 30, 2017, compared to the same period in 2016.  The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $492,007, or 72%, during the three months ended September 30, 2017 compared to the same period in 2016.   The increase was primarily due to an increase in personnel related costs as compared to 2016 to support the Company’s growth as well as fewer software development expenses being capitalized.

Engineering, research & development expenses increased $1,479,660, or 92%, during the nine months ended September 30, 2017 compared to the same period in 2016.  The increase was primarily due to an increase in personnel related costs as compared to 2016 to support the Company’s growth as well as fewer software development expenses being capitalized.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.   Depreciation and amortization expense decreased $88,909 or 46%, during the three months ended September 30, 2017 compared to the same period in 2016. Depreciation and amortization expense decreased $228,150 or 45%, during the nine months ended September 30, 2017 compared to the same period in 2016.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.   Interest expense increased $36,848, or 142%, during the three months ended September 30, 2017 compared to the same period in 2016. Interest expense increased $62,403, or 118%, during the nine months ended September 30, 2017 compared to the same period in 2016.The increase in interest expense for both the three and nine months ended September 30, 2017 is primarily related to interest on notes payable for the Livelenz subsidiary and borrowings against the Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and nine months ended September 30, 2017 was $1 Canadian equals $0.80 and $0.77 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.77 and $0.76 U.S. Dollars,  respectively during the same periods of 2016. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $931 and $4,120 for the three and nine months ended September 30, 2017, respectively.

The change in foreign currency was a gain of $372 and $1,488 for the three months ended September 30, 2016,  respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets of $3,407,869, including $1,709,129 in cash, and current liabilities of $5,971,545, resulting in  a working capital deficit of $(2,563,676).

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

Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(1,237,171)	$(1,792,163)
Investing activities	(403,822)	(482,303)
Financing activities	2,159,077	1,916,679
Effect of foreign currency translation on cash flow	2,560	(2,803)
Net change in cash	$520,644	$(360,590)

Operating Activities

We used cash from operating activities totaling $1,237,171 during the nine months ended September 30, 2017 and used cash of $1,792,163 during the nine months ended September 30, 2016. The decrease in cash used in operating activities was primarily due to changes in deferred revenue.

Investing Activities

Investing activities during the nine months ended September 30, 2017 includes $382,023 of capitalized software development costs, $16,810 of cash paid for patents, and $4,989 of equipment purchases.

Investing activities during the nine months ended September 30, 2016 includes $30,209 of equipment purchases, $442,267 of capitalized software development costs, $20,915 of cash paid for patents, and $11,088 of cash received from acquisitions.

Financing Activities

Financing activities for the nine months ended September 30, 2017 includes net proceeds from notes payable of $114,749, proceeds from borrowings under the line of credit agreement of $1,999,531, and net proceeds from stock issued of $114,749 offset by $15,000 of cash paid for deferred financing fees.

Financing activities for the nine months ended September 30, 2016 includes net proceeds from the sale of common stock units of $1,953,600, offset by $32,287 of cash paid for deferred financing fees and $4,634 of repayments of notes payable.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2017 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: November 14, 2017	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Christopher Meinerz
Christopher Meinerz
Chief Financial Officer (Principal Accounting Officer)