Form 10-K
period 2017-12-31
MOBIVITY HOLDINGS CORP.
filed 2018-04-11
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $28,796,272.

As of March 10, 2018, the registrant had 37,039,448 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2017

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

Part I

Item 1.    Business

General Information

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and Point-of-Sale (“POS”) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. We help personal care, restaurant and retail brands realize their strategy of growing their business by increasing customer frequency, engagement and spend. Mobivity's analytics services and products provide solutions that allow brands to take validated marketing actions across all channels, based on real customer behavior to create personalized, relevant, localized and targeted campaigns. With national clients such as Subway, Sonic, Chick-fil-A, and Baskin-Robbins, Mobivity's goal is to unlock the power of internal and external customer data to create a system that provides data driven insight to continually adapt and enhance communications with customers.

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

re•currency

Mobivity's re•currency platform (formerly “SmartSuite”)  unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions.  re•currency  is comprised of re•capture, re•cognition (formerly “SmartAnalytics”), re•ceipt (formerly “SmartReceipt”), re•ach (formerly “SmartMessenger”), and re•up (formerly “SmartScore”).

re•capture

Mobivity’s re•currency begins with re•capture, which can capture, normalize, integrate, and store transaction data for almost any POS system. This provides a clean useful dataset upon which to predict and influence your customers’ buying behavior and deliver basket-level insights to your business.

re•cognition

Mobivity’s re•cognition is comprised of various reporting and analytics tools to uncover patterns in the buying behaviors of consumers and leverages that data to suggest pricing optimizations, and guide marketing campaigns.

re•ceipt

Mobivity’s re•ceipt unlocks the power of transactional data to create relevant and timely customer messages. Both clients and agencies are using re•ceipt to drive better results and make decisions around offers, promotions, and customer engagement through the medium of the printed receipt. Our re•ceipt solution enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system. re•ceipt is a software application that is installed on the POS, or directly onto receipt printer platforms, such as Epson’s OmniLink product, which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action, such as invitations to participate in a survey. re•ceipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to re•ceipt’s server back-end for storage and analysis via re•cognition.

re•ach

Mobivity’s re•ach transforms standard SMS messaging into a data-driven marketing medium. Mobivity’s re•ach tracks and measures offer effectiveness at a more granular level than anything available in the industry, allowing clients to create smarter offers and drive higher redemption rates. Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s SMS mobile marketing campaign. Once the consumer has subscribed to our customer’s SMS mobile marketing campaign, our Web-based software solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

re•up

Mobivity’s re•up  aids marketing to align focusing its attention on engaging the customer and trying to change their buying behavior. re*up allows clients to begin including, and rewarding, employee behavior as a key method to effect customer behavior and drive more revenue. By focusing on small changes - upsizing drinks, adding desserts, and promoting limited time offers - employees can have a dramatic impact on sales.

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (SaaS) product that connects consumers to merchants and brands. The key elements to our strategy are:

•

Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary re•capture POS technology. Several years of development went into designing re•capture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our re•ach platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our re•cognition platform with re•ach allows for full attribution of SMS offers, which we believe is a unique combination of both SMS text messaging and POS data.

•

Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to increase significantly our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

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

•

Build our intellectual property portfolio. We currently have seven issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Developments

We have entered into the following material transactions since January 1, 2016.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 month and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital and all shares held in escrow were issued to LiveLenz stockholders in July 2017.

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

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants, and as of the date of this report the Facility has been repaid and closed.

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

2017 Customer Contract Renewal and Expansion

On June 30, 2017 we renewed and expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of Mobivity’s re•ach solution.  With personalized customer communications via text/social messaging (re•ach), and optimized business performance (re•cognition), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of five years, and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program.  The five-year term includes a six figure monthly minimum commitment that is prepaid to Mobivity on an annual basis.

2018 Warrant Exercise

Between January 19, 2018 and March 31, 2018, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders will be permitted to exercise their warrants at a reduced exercise price for a period expiring on March 31, 2018.  At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 5,134,349 shares of our common stock at exercise prices of $1.00 and $1.20 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 1,898,015 shares of our common stock, resulting in additional capital of $1,898,015.  We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $580,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Industry Background

Traditionally only sophisticated e-commerce brands, such as Amazon, were capable of personalizing and targeting their marketing to consumers as they navigated online shopping experiences that tracked their every move, all the way to check out. But despite the scale and success of e-commerce, it still accounts for just around 10% of commerce conducted in the U.S. The other 90% of “offline” merchants struggle to leverage data to combine with digital marketing channels and replicate the same personalized marketing tactics employed by successful e-commerce operators. Particularly, merchants are challenged with connecting purchase data collected by traditional point-of-sale terminals and mapping those transactions back to consumers to ensure that follow on marketing messages are personalized to the consumers purchase history.

Offline marketers will increasingly invest in technologies that leverage data to power personalized, digital consumer experiences and mimic how e-commerce marketers operate. This is a trend that has growing support from various industry analysts as well. McKinsey recently reported that “data activated marketing” can boost sales 15%-20% and significantly improve the ROI on marketing spend across marketing channels. While the upside of data driven marketing may seem obvious, marketers are also converging their digital and offline worldviews when it comes to thinking about how they allocate their marketing budgets. Gartner’s 2015–2016 Chief Marketing Officer (CMO) Spend Survey reported that 98 percent of CMOs no longer make a clear distinction between marketing online and offline and say the disciplines are merging. We believe that these trends reveal a material insight into how the market is converging towards our value proposition and will further propel our growth; as the market increasingly convinces itself of the upside of targeting its marketing based off of consumer data, as suggested by the McKinsey study, and the Gartner study suggests that offline and digital marketing disciplines are merging, then our unique approach to merging offline point-of-sale data with digital channels.

Data driven marketing will also leverage the rapidly emerging field of “cognitive computing,” where computers are becoming intelligent – often referred to as “artificial intelligence”. Google CEO, Sundar Pichai, has described how Google is shifting from a mobile first world, to an AI first world; and actions speak louder than words - Google has acquired more artificial intelligence startups than Facebook and Microsoft combined. A recent forecast by Tractica (a market intelligence firm that focuses on human interaction with technology) suggests that annual worldwide AI revenue will grow at a combined annual growth rate of more than 49% to $36.8 billion by 2025. One of the key drivers to progress in this field is called “machine learning,” which aims to give computers the ability to learn without being explicitly programmed. This could open up entirely new possibilities where marketing becomes not just automated, but autonomous and entirely free of human intervention. Machine learning is powered by collecting massive amounts of data that can “train” machines to think on their own; an article in Fortune last year went as far as calling “data the new oil”. Jim Hare, research vice president at Gartner, proclaimed "As AI accelerates up the Hype Cycle, many software providers are looking to stake their claim in the biggest gold rush in recent years.”

The Mobivity Solution

Our re•currency platform is designed to leverage point-of-sale data, along with cognitive computing, to increase visits, spend, and loyalty from consumers. We do this by capturing transaction detail, analyzing the data, and motivating customers and employees to take actions that improve business performance.

•

Capture: Recall that more than 90% of our economy still functions “offline”. Our re•capture solution plays an integral part in bringing brick and mortar businesses into the digital future by creating an extensible point of access to their POS data. re•capture is a lightweight software client that can be installed in just about any POS system and immediately enables applications to operate off of real-time POS data. While our re•ach and re•ceipt products utilize the data feed from re•capture, third party applications and other analytics tools can also leverage re•capture to expand their capabilities.

•

Analyze. Often times marketers spend a large portion of their budget on marketing programs with little to no visibility into attributable sales. A 2016 IAB/Winterberry study reported cross-channel measurement and attribution would be the No. 1 tactic occupying respondents’ time last year, a whopping 63 percent year-over-year increase from the previous year. This is because understanding consumers’ offline behavior is mission-critical for brands and agencies looking to bridge the gap between the online and offline worlds. Our re•cognition solution allows for easy access to POS data enabling full attribution of our re•ach or re•ceipt campaigns, along with potentially linking offline POS data to other forms of digital marketing such as social or search advertising.

•

Motivating Consumers. We motivate consumers and employees to improve business performance through our re•ceipt, re•ach, and re•up applications that are powered by the POS data captured by re•capture, and analyzed by re•cognition. This is where our ability to engage consumers through their mobile phone and track their behavior to any of these offline cash registers, combines with machine learning and artificial intelligence techniques to dial-in targeted marketing engagements that cause consumers to spend more. Our re•ach solution has engaged more than nine million consumers across more than 30,000 retail locations while examining billions of purchase transactions. In one study, we worked with the analytics and data team of one of our largest clients where we studied the behavior of consumers both before and after their enrollment in a re•ach marketing program. Together, we took a universe of hundreds of thousands of consumers and examined their purchases for a period of time before they joined the re•ach program. We then tracked their purchases after they joined the program and learned that these consumers increased their overall spend by forty five percent. Restaurant’s fight tooth and nail for every 1% increase in spend, so this was an amazing result. Another brand challenged us to increase their customer frequency which had historically been an average of just one visit every 60 days. By leveraging our re•ceipt platform we were able to create a targeted offer program that printed coupons on consumers’ receipts. In some cases, consumers returned in eight days – far better than the historical average of 60 days. Within 90 days since launching the program, consumers are returning within days (instead of months) and the program is on pace to generate an ROI of more than 400%.

In the future, we intend to develop additional platform features with the goal of driving additional value by helping brick and mortar brands leverage POS data to drive business growth.

Marketing and Sales

We market and sell the services offered over our proprietary platform directly through our own sales force, via resellers, and in some cases through agents.

•	Direct Sales. Our direct sales force is predominantly comprised of a small team of representatives employed by us to promote and sell our services in various geographical areas.

•	Resellers. We sell our services via wholesale pricing of licensing and transactional fees to various resellers who market and sell the Mobivity services under their own brand.

•	Agents. We also engage independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

•

In addition to our direct and indirect sales channels, we also market our services online through our Website, Facebook, Twitter, LinkedIn, and other online channels. We also participate in various trade and industry events to build awareness and promote exposure to our services and brand.

Our services are predominantly marketed and sold in the form of a recurring software licensing fee that is determined by desired features and the number of physical locations our customers would like to deploy the services in. For example, a customer who exclusively utilizes our re•ach feature for one location will pay a much lower recurring licensing fee that a marketer who desires our full breadth of product features and needs to drive localized marketing campaigns across 50 locations in various cities or locales.

In addition to license fees, we also arrange for a transaction fee in special cases where our customers require greater bandwidth or throughput to process large volumes of re•ach-powered mobile messaging transactions. For example, a customer may want to utilize our services for a major sporting event when there may be tens of thousands of fans who are expecting a “score alert” sent to their mobile phone via a SMS text message. In this case, the required resources to facilitate a large number of SMS messages in a short period of time is much higher and therefore we may charge an additional per-SMS text message fee to our customer.

Research and Development

We have developed an internal and external software development team with many years of experience in the mobile advertising and marketing industries. Our research and development activities are focused on enhancements to our platform, including extending our technology into payment processing, location-based services, application analytics, and other technical opportunities in the evolving mobile industry.

Our total engineering, research and development expenditures in 2017 and 2016 were $4,201,647 and $2,454,085, respectively.

Competition

Combining POS data, cognitive computing, and various marketing applications is relatively new. The majority of our competitors are start-ups or early stage growth companies helping to pioneer the technology necessary to extract POS data and integrate that data with technology channels such as mobile messaging, e-mail, social media, and others. Competitors in this arena include Fishbowl Marketing, Bridg, Sparkfly, and PosIQ.

We also believe that POS manufacturers could also pose a competitive threat by vertically integrating similar features and capabilities into their core products. Leading vendors in the POS space include Oracle/Micros, NCR, IBM, Square, First Data/Clover, and others.

We believe that the key competitive factors that differentiate us from our competitors include:

•	Intellectual Property. We currently own seven patents that cover various approaches to facilitating SMS text messaging solutions and manipulating receipt content.

•

Competitive pricing. We are unaware of any solution in the market that offers the ability to aggregate and analyze POS data (re•cognition), activate mobile messaging campaigns (re•ach), convert print receipts into targeted marketing transactions (re•ceipt), and shape employee performance in real-time (re•up) all from a single platform (re•currency). Our platform approach will allow for bundled pricing strategies, or a la carte tactics, that could create unfair pricing advantages.

•

Scalability. We believe that our platform is more scalable than most if not all of our competitors. We have scaled from around 1,000 POS integrations to more than 20,000 in just three years. Aside from the POS manufacturers themselves, we are unaware of any other solutions provider who is currently integrated with as many POS devices as we are.

Seasonality

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to traditional marketing and advertising spending being heaviest during the holiday season while brands, advertising agencies, mobile operators and media companies often close out annual budgets towards the end of the calendar year. Seasonal trends have historically contributed to, and we anticipate, will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

U.S Patent number 3,836,444 was granted on September 29, 2016. U.S. Patent 9,727,853 was issued on August 8, 2017.  These patents cover a system to generate value added messages on receipts printed by point-of-sale (POS) systems based on various rules determined by information conveyed on the purchase receipt such as location, time of day, or other purchase data. The patent application claims priority to a patent application filed in 2006.

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

Employees

As of March 10, 2018, we had 62 employees, consisting of 34 full-time and two part-time in research and development, 20 full-time in sales and marketing, and six full-time in general and administrative.

Item 1A.    Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2017, we had a  working capital deficit of $(4,024,178).  Since December 31, 2017 and through the date of this report, we conducted the private placement of Notes in the aggregate principal amount of $580,000 which are due December 31, 2018, and received gross proceeds of $1,898,015 from the exercise of warrants.  After giving effect to these sales of our securities, our pro forma working capital deficit as of December 31, 2017 was $(1,546,163).  While we  believe that our working capital on hand, along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and our stockholders may experience additional dilution in net book value per share.

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

We may not be able to enhance our platform to keep pace with technological and market developments, or to remain competitive against potential new entrants in our markets. The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform and services may not in the future be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. For example, in May 2010, Google, Inc. acquired Admob, Inc. Similarly, in January 2010, Apple, Inc. acquired Quattro Wireless, Inc. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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

If our platform does not scale as anticipated, our business will be harmed. We must be able to continue to scale to support potential ongoing substantial increases in the number of users in our actual commercial environment and maintain a stable service infrastructure and reliable service delivery for our mobile marketing and advertising campaigns. In addition, we must continue to expand our service infrastructure to handle growth in customers and usage. If our mobile marketing services platform does not efficiently and effectively scale to support and manage a substantial increase in the number of users while maintaining a high level of performance, the quality of our services could decline and our business will be seriously harmed. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may not be able to efficiently and effectively scale our business to manage the addition of new customers and overall mobile marketing campaigns.

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

We depend on third party providers for a reliable Internet infrastructure and the failure of these third parties, or the Internet in general, for any reason would significantly impair our ability to conduct our business. We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to "denial-of-service" attacks in which unknown individuals bombarded our computer servers with requests for data, thereby degrading the servers' performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third-party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

Our common stock may be considered to be a “penny stock” and, as such, any the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through December 2020 for 10,395 square feet of office space located at 55 N.  Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $18,840.

We have a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,458 per month, excluding common area maintenance charges.

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

Year Ended December 31, 2017	High	Low
Fourth Quarter	$1.25	$1.00
Third Quarter	$1.18	$0.70
Second Quarter	$0.79	$0.60
First Quarter	$0.89	$0.70

Year Ended December 31, 2016	High	Low
Fourth Quarter	$0.85	$0.64
Third Quarter	$0.80	$0.56
Second Quarter	$1.00	$0.56
First Quarter	$0.90	$0.70

Holders of Record

As of March 26, 2018, there were 365 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2017 or 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2017 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2017. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	6,818,948	$1.07	(733,933)
Equity compensation plans approved by security holders	-	-	-
Total	6,818,948	$1.07	(733,933)

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

Overview

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and POS systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. We help personal care, restaurant and retail brands realize their strategy of growing their business by increasing customer frequency, engagement and spend. Mobivity's analytics services and products provide solutions that allow brands to take validated marketing actions across all channels, based on real customer behavior to create personalized, relevant, localized and targeted campaigns. With national clients such as Subway, Sonic, Chick-fil-A, and Baskin-Robbins, Mobivity's goal is to unlock the power of internal and external customer data to create a system that provides data driven insight to continually adapt and enhance communications with customers.

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

Mobivity's re•currency platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. re•currency is comprised of re•capture, re•cognition, re•ceipt, re•ach, and re•up.

Recent Events

2018 Warrant Exercise

Between January 19, 2018 and March 31, 2018, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders will be permitted to exercise their warrants at a reduced exercise price for a period expiring on March 31, 2018.  At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 5,134,349 shares of our common stock at exercise prices of $1.00 and $1.20 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 2,018,125 shares of our common stock, resulting in additional capital of $2,018,125.  We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

2017 Customer Contract Renewal and Expansion

On June 30, 2017 we renewed and expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of the Mobivity platform.  With personalized customer communications via text/social messaging (re•ach), and optimized business performance (re•cognition), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of 5 years and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program.  The 5-year term includes a six figure monthly minimum commitment that is prepaid to Mobivity on an annual basis.

2016 Warrant Exercise

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,464,339 shares of our common stock at exercise prices of $1.00 and $1.20 per share. The holders of all warrants were allowed to conduct cash-based exercises of their warrants at an exercise price of $0.70 per share up through October 31, 2016. We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we could significantly reduce the number of outstanding warrants and thereby simplify our capital structure. As of the close of the warrant offer, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. We recorded stock-based compensation expense of $208,195 to account for the fair value of this transaction in accordance with ASC 718. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank to provide up to $2 million to finance our general working capital needs.  The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing.  Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing.  The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy.  There are no financial covenants. As of the date of this report, the Facility has been repaid and closed. The deferred financing costs as of December 31, 2017 were $7,786 and will be fully amortized by the end of the Facility agreement of March 31, 2018.

LiveLenz Acquisition

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), pursuant to an agreement dated January 15, 2016 among the Company and the stockholders of LiveLenz. Pursuant to the agreement, we acquired all of the capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The agreement included customary representations, warranties, and covenants by us and the LiveLenz stockholders, including the LiveLenz stockholders’ agreement to indemnify us against certain claims or losses resulting from certain breaches of representations, warranties or covenants by the LiveLenz stockholders in the agreement. Pursuant to the agreement, the LiveLenz stockholders have agreed to adjust the number of Consideration Shares downward based on LiveLenz’ working capital as of the closing and in the event of any claims for indemnification by us. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. As of the date of this report, no adjustments have been made to the working capital and all shares held in escrow were issued to LiveLenz stockholders in July 2017.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues consist of several different lines of business. These primarily include, re•ach, re•ceipt,  and re•cognition,

Revenues for 2017 were $8,591,955, an increase of $159,339, or 2%, compared to 2016. The net increase is primarily attributable to re•ach revenues of $270,248. This increase was offset by decreases in re•ceipt and other revenues compared to 2016.

Cost of Revenues

Cost of revenues for 2017 was $2,792,738, an increase of $696,346, or 33%, compared to 2016. This increase is primarily due to higher fees associated with specific carrier surcharges that were implemented by our SMS provider during 2017 as well as increases with our AWS and Google platform application services.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses decreased $1,028,597, or 23%, during 2017 compared to 2016.  The decrease in general and administrative expenses was primarily due to decreased personnel expenses, stock- based compensation, and bad debt expense.  Personnel related expenses decreased $320,855, stock-based compensation decreased $509,920, and bad debt decreased $176,697 as compared to 2016.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses decreased $664,979, or 15%, during 2017 compared to 2016. The change was primarily due to personnel related expenses decreasing by $546,344 and a decrease in stock-based compensation of $177,364.   These decreases were offset by an increase in commissions of $134,475 due to a change in the commission plan and increase in trade shows of $70,053.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses increased $1,747,562, or 71%, during 2017 compared to 2016.  The increase was primarily due increased personnel, consulting and travel costs related to an increase in staffing to support the Company’s research and development activities for new and existing product offerings.

Depreciation and Amortization Expense

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $323,152, or 46%, during 2017 compared to 2016 as a result of lower amortization on assets that were impaired during the prior year ended and lower capitalization of software development costs.

Goodwill Impairment and Intangible Asset Impairment

During 2017 and 2016, we recorded goodwill impairment charges of $0  and $2,247,447, respectively. Also, during 2017 and 2016, we recorded intangible asset impairment charges of $0  and $1,684,203, respectively. The impairment charges were based on our valuation of these assets at December 31, 2017 and 2016.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $91,683 or over 100%, during 2017 compared to 2016 due to borrowings on the Silicon Valley Bank Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2017 was $1 Canadian equals $0.77 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.76 U.S. Dollar during 2016.  The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $3,978 and a gain of  $1,556 for the year ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets of $1,555,338, including $460,059 in cash, and current liabilities of $5,579,516, resulting in working capital deficit of $(4,024,178).  Since December 31, 2017 and through the date of this report, we conducted the private placement of Notes in the aggregate principal amount of $580,000, which are due December 31, 2018, and received gross proceeds of $1,898,015 from the exercise of warrants.  After giving effect to these sales of our securities, our pro forma cash and working capital deficit as of December 31, 2017 was $2,938,074 and $(1,546,163), respectively. We believe that as  of the date of this report, our working capital on hand plus our expected cash flow from operations will be adequate to support our working capital for at least the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain this through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(2,370,324)	$(3,050,080)
Investing activities	(424,817)	(636,151)
Financing activities	1,066,199	5,244,226
Effect of foreign currency translation on cash flow	516	(3,639)
Net change in cash	$(1,728,426)	$1,554,356

Operating Activities

We used cash in operating activities totaling $2,730,324 in 2017 and $3,050,080 in 2016, respectively. The decrease in cash used in operating activities in 2017 compared to 2016 was due primarily to a  decrease in accounts receivable and bad debt,  along with increases in deferred revenues and customer deposits.

Investing Activities

Investing activities during 2017 includes $390,517 of capitalized software development costs, $16,810 of cash paid for patents and $17,490 of equipment purchases. Investing activities during 2016 includes $576,549 of capitalized software development costs,  $70,690 of additions to fixed assets and capitalized patent costs, and $11,088 of cash received from the Livelenz acquisition.

Financing Activities

Financing activities for 2017 include net proceeds from the sale of common stock units of $82,798, proceeds from notes payable of $107,679, and borrowings on the line of credit facility $890,722 offset by deferred financing issuance costs of $15,000. Financing activities for 2016 include net proceeds from the sale of common stock units of $1,953,600, net proceeds from the exercise of warrants of $2,330,993, and borrowings on the line of credit facility $1,000,000. These were offset by payments of notes payable of $8,080 and $32,287 of deferred financing issuance costs.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made, including those related to share-based compensation and valuation of the derivative liability. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018. Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff

Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. The Company is still evaluating the provisions of the Tax Reform and amounts reflected in the financial statements for the year ended December 31, 2017 are provisional. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed in 2018.

Revenue Recognition and Concentrations

Our re•ceipt and re•ach and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

During the years ended December 31, 2017 and 2016,  two customers accounted for 71% and 72% of our revenues, respectively.

Share-based compensation expense

Share-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We estimate the fair value of employee stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of our common stock on the date of grant, the expected option term, the risk-free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on our Company’s common stock. We use comparable public company data among other information to estimate the expected price volatility and the expected forfeiture rate.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mobivity Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX

April 11, 2018

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$460,059	$1,188,485
Restricted cash	-	1,000,000
Accounts receivable, net of allowance for doubtful accounts of $2,280 and $15,503, respectively	885,743	1,244,484
Other current assets	209,536	179,376
Total current assets	1,555,338	3,612,345
Goodwill	803,118	803,118
Intangible assets, net	676,436	627,119
Other assets	88,916	109,776
TOTAL ASSETS	$3,123,808	$5,152,358
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,096,003	$701,347
Accrued interest	1,168	2,020
Accrued and deferred personnel compensation	590,500	671,677
Deferred revenue and customer deposits	1,429,266	160,023
Notes payable, net - current maturities	2,236,224	1,011,910
Other current liabilities	226,355	115,051
Total current liabilities	5,579,516	2,662,028
Non-current liabilities
Notes payable, net - long term	180,810	361,166
Total non-current liabilities	180,810	361,166
Total liabilities	5,760,326	3,023,194
Commitments and Contingencies (See Note 11)
Stockholders' (deficit) equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,025,124 and 36,388,981 shares issued and outstanding	37,025	36,389
Equity payable	100,862	100,862
Additional paid-in capital	77,910,842	76,698,383
Accumulated other comprehensive loss	(65,764)	(32,999)
Accumulated deficit	(80,619,483)	(74,673,471)
Total stockholders' (deficit) equity	(2,636,518)	2,129,164
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,123,808	$5,152,358

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016
Revenues
Revenues	$8,591,955	$8,432,616
Cost of revenues	2,792,738	2,096,392
Gross profit	5,799,217	6,336,224
Operating expenses
General and administrative	3,357,166	4,385,763
Sales and marketing	3,631,727	4,296,706
Engineering, research, and development	4,201,647	2,454,085
Depreciation and amortization	386,304	709,456
Total operating expenses	11,576,844	11,846,010
Loss from operations	(5,777,627)	(5,509,786)
Other income/(expense)
Interest income	4,637	2,780
Interest expense	(169,044)	(77,361)
Goodwill impairment	-	(2,247,447)
Intangible asset impairment	-	(1,684,203)
Foreign currency (loss) gain	(3,978)	1,556
Total other income/(expense)	(168,385)	(4,004,675)
Loss before income taxes	(5,946,012)	(9,514,461)
Income tax expense	-	-
Net loss	(5,946,012)	(9,514,461)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(32,765)	(32,999)
Comprehensive loss	$(5,978,777)	$(9,547,460)

Net loss per share - basic and diluted	$(0.16)	$(0.29)
Weighted average number of shares during the period - basic and diluted	36,575,762	32,797,631

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

					Accumulated Other
	Common Stock		Equity	Additional	Comprehensive	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2015	28,787,991	$28,788	$100,862	$69,903,527	$-	$(65,159,010)	$4,874,167
Issuance of common stock for acquisition	1,015,000	1,015	-	709,485			710,500
Issuance of common stock for financing	3,256,000	3,256	-	1,950,344	-	-	1,953,600
Issuance of common stock for warrant conversion	3,329,990	3,330	-	2,535,858	-	-	2,539,188
Stock based compensation	-	-	-	1,599,169	-	-	1,599,169
Foreign currency translation adjustment	-	-	-	-	(32,999)	-	(32,999)
Net loss	-	-	-	-	-	(9,514,461)	(9,514,461)
Balance, December 31, 2016	36,388,981	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	$2,129,164
Issuance of common stock for options exercised	152,085	152	-	82,646	-	-	82,798
Issuance of common stock for restricted stock awards	484,058	484	-	(484)	-	-	-
Stock based compensation	-	-	-	1,130,297	-	-	1,130,297
Foreign currency translation adjustment	-	-	-	-	(32,765)	-	(32,765)
Net loss	-	-	-	-	-	(5,946,012)	(5,946,012)
Balance, December 31, 2017	37,025,124	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(5,946,012)	$(9,514,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(6,857)	169,385
Amortization of deferred financing costs	28,249	12,949
Excess fair value of warrants	-	208,195
Stock-based compensation	1,130,297	1,599,169
Depreciation and amortization expense	386,304	709,456
Gain on adjustment in contingent consideration	-	67,185
Goodwill impairment	-	2,247,447
Intangible asset impairment	-	1,684,203
Increase (decrease) in cash resulting from changes in:
Accounts receivable	365,716	(712,755)
Other current assets	(29,620)	(46,966)
Other assets	10,957	23,100
Accounts payable	394,006	250,693
Accrued interest	(852)	2,020
Accrued and deferred personnel compensation	(82,056)	247,071
Deferred revenue and customer deposits	1,268,511	87,590
Other liabilities	111,033	(84,361)
Net cash used in operating activities	(2,370,324)	(3,050,080)

INVESTING ACTIVITIES
Purchases of equipment	(17,490)	(39,335)
Cash paid for patent	(16,810)	(31,355)
Capitalized software development costs	(390,517)	(576,549)
Acquisitions	-	11,088
Net cash used in investing activities	(424,817)	(636,151)

FINANCING ACTIVITIES
Deferred financing costs	(15,000)	(32,287)
Proceeds (payments) on notes payable	107,679	(8,080)
Borrowings on line of credit facility	890,722	1,000,000
Proceeds from the exercise of warrants	-	2,330,993
Proceeds from issuance of common stock, net of issuance costs	82,798	1,953,600
Net cash provided by financing activities	1,066,199	5,244,226

Effect of foreign currency translation on cash flow	516	(3,639)

Net change in cash	(1,728,426)	1,554,356
Cash at beginning of period	2,188,485	634,129
Cash at end of period	$460,059	$2,188,485

Supplemental disclosures:
Cash paid during period for :
Interest	$169,044	$77,361
Non-cash investing and financing activities:
Issuance of common stock from restricted stock awards	$484	$-

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and POS systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to the consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees. We help personal care, restaurant and retail brands realize their strategy of growing their business by increasing customer frequency, engagement and spend. Mobivity's analytics services and products provide solutions that allow brands to take validated marketing actions across all channels, based on real customer behavior to create personalized, relevant, localized and targeted campaigns. With national clients such as Subway, Sonic, Chick-fil-A, and Baskin-Robbins, Mobivity's goal is to unlock the power of internal and external customer data to create a system that provides data driven insight to continually adapt and enhance communications with customers.

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

Mobivity's re•currency platform (formerly “SmartSuite”) unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. re•currency  is comprised of re•capture, re•cognition (formerly “SmartAnalytics”), re•ceipt (formerly “SmartReceipt”), re•ach (formerly “SmartMessenger”), and re•up.

We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees.

Liquidity

We have $460,059 of cash as of December 31, 2017. We had a net loss of $5.9 million for the year then ended, and we used $2.4 million of cash in our operating activities during 2017.  Since December 31, 2017 and through the date of this report, we conducted the private placement of Notes in the aggregate principal amount of $1,080,000, which are due December 31, 2018, and received gross proceeds of $2,018,125 from the exercise of warrants. Based on our projected 2018 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and anticipated cash flows from warrant offerings and operations, will be sufficient to finance our operations through the first quarter of 2019.

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

As of December 31, 2017 and 2016, we recorded an allowance for doubtful accounts of $2,280 and $15,503, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2017, we had one customer whose balance represented 51% of total accounts receivable. As of December 31, 2016, we had one customer whose balance represented 62% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2017 and 2016. As a result of these tests, we recorded impairment charges to our goodwill of $0 and $2,247,447 for the years ended December 31, 2017 and 2016, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2017 and 2016 resulted in impairment charges of $0 and $1,266,387, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset completed during the years ended December 31, 2017 and 2016 resulted in impairment charges of $0  and $417,816, respectively.

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

Going Concern Assumption

These financial statements are prepared on a going concern basis.  This requires management to evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. During management’s evaluation, substantial doubt was raised about the entity’s ability to continue as a going concern.  As a result of this evaluation, the Company has undertaken financing efforts (as further described in Note 14) to provide continuing financial support so that the Company is able to pay its debts as and when they fall due. Management has concluded that the doubt raised has been alleviated by the additional financing.

Revenue Recognition and Concentrations

Our re•ceipt and re•ach and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. We recognize revenue at the time that the services are rendered, the selling price is fixed, and collection is reasonably assured, provided no significant obligations remain. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

During the years ended December 31, 2017 and 2016,  two customers accounted for 71% and 72% of our revenues, respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $22,509 and $40,017 for years ended December 31, 2017 and 2016, respectively.

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

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018.Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed. The Company is still evaluating the provisions of the Tax Reform and amounts reflected in the financial statements for the year ended December 31, 2017 are provisional. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed in 2018.

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

We had the following dilutive common stock equivalents as of December 31, 2017 and 2016 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2017	2016
Outstanding employee options	6,818,948	5,757,880
Outstanding restricted stock units	662,800	994,417
Outstanding warrants	5,134,349	5,134,349
	12,616,097	11,886,646

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”)). ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance.  These may include identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance will be effective for the Company for its fiscal year 2018.

The Company will adopt using the modified retrospective approach to initially apply the update and recognize the remaining contract value at the date of application. The Company does not expect the adoption of ASU 2014-09 to have any impact on its total cash flows from operating, investing or financing activities.

Revenue pursuant to ASU 2014-09

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and believes that the impact will be material. The most significant impact relates to the timing of revenue recognition for our re•ceipt product licenses sold with post contract support (“PCS”). Under the new guidance Vendor Specific Objective Evidence (“VSOE”) is eliminated and we will recognize revenue for the attributable contract license revenue upon the installation to the customer’s point-of-sale system.  This will result in accelerated revenue recognition for this product.

The Company believes that the new standard will impact the following policies and disclosures:

•	removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;
•	allocation of subscription and support revenue;
•	estimation of variable consideration for arrangements with location and usage-based fees;
•	required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue; and
•	required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue; and

Capitalized costs to acquire a contract pursuant to ASU 2014-09

The accounting for capitalized costs to acquire a contract under the new standard is significantly different than the Company’s current accounting for deferred commissions. The new guidance results in the capitalization of significantly more costs and longer amortization lives. Under the Company’s current accounting, the Company expenses commissions as they are earned by way of payment from the customer. Currently, payments made to those employees not directly related to the sale of a new contract or those related to any renewals, including the associated fringe benefits and payroll taxes, and partner referral fees are not capitalized.

Under the new standard, the Company will capitalize incremental costs of acquiring a non-cancelable subscription and support revenue contract. The capitalized amounts will consist primarily of sales commissions paid to the Company’s direct sales force. Capitalized amounts will also include (1) amounts paid to employees other than the direct sales force who earn incentive payouts under annual compensation plans that are tied to the value of contracts acquired, and (2) commissions paid to employees upon renewals of subscription and support.

Capitalized costs related to new revenue contracts will be amortized on a straight-line basis over the term of the contract.

While the Company has not yet finalized its assessment of the impact the new commission accounting policy will have on its financial position and results of operations, the Company believes it will be material to both its balance sheet and statement of operations due to the capitalization of additional costs and the longer period of amortization.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes is required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance is reflected in these financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

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

Mobivity Holdings Corp.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the year ended December 31, 2016

	Mobivity	Livelenz	Pro forma adjustments	Pro forma combined
Revenues
Revenues	$8,432,616	$4,300	$-	$8,436,916
Cost of revenues	2,096,392	120	-	2,096,512
Gross profit	6,336,224	4,180	-	6,340,404
Operating expenses
General and administrative	4,385,763	20,071	-	4,405,834
Sales and marketing	4,296,706	7,087	-	4,303,793
Engineering, research, and development	2,454,085	-	-	2,454,085
Depreciation and amortization	709,456	76	-	709,532
Total operating expenses	11,846,010	27,234	-	11,873,244
Loss from operations	(5,509,786)	(23,054)	-	(5,532,840)
Other income/(expense)
Interest income	2,780	-	-	2,780
Interest expense	(77,361)	(3,452)	-	(80,813)
Intangible asset impairment	(1,684,203)	-	-	(1,684,203)
Goodwill impairment	(2,247,447)	-	-	(2,247,447)
Foreign currency gain/(loss)	1,556	-	-	1,556
Total other income/(expense)	(4,004,675)	(3,452)	-	(4,008,127)
Loss before income taxes	(9,514,461)	(26,506)	-	(9,540,967)
Income tax expense	-	-	-	-
Net loss	$(9,514,461)	$(26,506)	$-	$(9,540,967)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(32,999)	-	-	(32,999)
Comprehensive loss	$(9,547,460)	$(26,506)	$-	$(9,573,966)
Net loss per share - basic and diluted	$(0.29)			$(0.29)
Weighted average number of shares during the period -basic and diluted	32,797,631			32,797,631

3. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2017 and 2016:

Goodwill
December 31, 2015	$1,921,072
Acquired	1,129,493
Impairment	(2,247,447)
December 31, 2016	803,118
Acquired	-
Impairment	-
December 31, 2017	$803,118

We conducted our annual impairment test of goodwill as of December 31, 2017 and 2016, which resulted in impairment charges of $0 and $2,247,447, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$179,053	$(60,875)	$118,178	15	$161,298	$(48,761)	$112,537	12
Customer and merchant relationships	1,620,112	(1,466,664)	153,448	10	1,620,112	(1,442,112)	178,000	10
Trade name	171,969	(130,936)	41,033	10	171,883	(124,224)	47,659	10
Acquired technology	521,540	(521,540)	-	10	521,540	(521,540)	-	10
Non-compete agreement	-	-	-	-	7,443	(7,443)	-	-
	$2,492,674	$(2,180,015)	$312,659		$2,482,276	$(2,144,080)	$338,196

During the years ended December 31, 2017 and 2016, we recorded amortization expense related to our intangible assets of $40,148 and $212,086, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2017 and 2016, we recorded impairment charges related to our intangible assets of $0  and $1,266,387, respectively.

Expected future intangible asset amortization as of December 31, 2017 is as follows:

Year ending December 31,	Amount
2018	$43,082
2019	43,082
2020	43,082
2021	40,569
2022	40,148
Thereafter	102,696
Total	$312,659

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

The following table presents details of our software development costs for the years ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Software Development Costs	$1,277,057	$(913,280)	$363,777	2	$886,539	$(597,616)	$288,923	2
	$1,277,057	$(913,280)	$363,777		$886,539	$(597,616)	$288,923

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

During the years ended December 31, 2017, we recorded amortization expense for software development costs of $315,663 and $469,937, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2017 and 2016, we recorded impairment charges of $0  and $417,816, respectively, related to our software development costs as a result of customer contracts that became impaired.

The estimated future amortization expense of software development costs as of December 31, 2017 is as follows:

Year ending December 31,	Amount
2018	$283,833
2019	79,944
2020	-
2021	-
2022	-
Thereafter	-
Total	$363,777

5.   Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2017 and 2016:

Facility	Maturity	Interest Rate	Balance at December 31, 2017	Balance at December 31, 2016
BDC Term Loan	September 15, 2019	12%	$358,466	$333,260
ACOA Note	May 1, 2023	-	175,632	59,995
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	1,882,936	979,821
Total Debt			2,417,034	1,373,076
Debt discount			7,786	21,003
Less current portion			(2,244,010)	(1,032,913)
Long-term debt, net of current portion			$180,810	$361,166

BDC Term Loan

On January 8, 2016, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2018.  The company recorded $1,529 of debt issuance costs as part of the acquisition of  Livelenz. During the twelve months ended December 31, 2017, the company recorded $856 of amortization expense. As of December 31, 2017, the company has $0 of debt issuance costs remaining. On January 8, 2018, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on September 15, 2019. Under this amendment the interest rate on the loan increases to 20%.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2023.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. During the twelve months ended December 31, 2017 and 2016, the Company borrowed $890,722 and $1,000,000, respectively, under this Facility.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $47,287 as of December 31, 2017 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility. During the twelve months ended December 31, 2017, the company recorded $27,393 of amortization expense. As of December 31, 2017, the company has $7,786 of debt issuance costs remaining.

As of the date of this report, the Facility is repaid in full and we have closed the Facility in accordance with the terms of the agreement.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Interest expense	$169,044	$77,361
Total interest expense	$169,044	$77,361

6.  Common Stock and Equity Payable

Common Stock

2016

On January 15, 2016, we acquired all of the outstanding capital stock of LiveLenz in consideration of our issuance of 1,000,000 shares (“Consideration Shares”) of our common stock to the LiveLenz stockholders and our issuance of an additional 15,000 shares of our common stock in satisfaction of certain liabilities of LiveLenz. The LiveLenz stockholders have agreed that 100% of the Consideration Shares will be escrowed for a period of 18 months and subject to forfeiture based on indemnification claims by us or the final determination of LiveLenz’ working capital as of the closing date. The Consideration Shares were valued using the closing price on the acquisition closing date of $0.70 per share for a total acquisition purchase price of $710,500.  As of the date of this report, no adjustments have been made to the working capital and all shares held in escrow were issued to LiveLenz stockholders in July 2017..

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

On November 30, 2017, we issued 220,327 shares of our common stock to two former board members in accordance with their restricted stock unit agreements.

On December 21, 2017, we issued 47,917 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $23,000 in conjunction with one employee that exercised vested stock options.

As of December 31, 2017 and 2016 we had an equity payable balance of $100,862.

7.  Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2017,  6,818,948 shares were authorized under the plans and (733,933) shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,043,228	$1.37	8.12	$209,690
Granted	1,771,500	$0.72	-	$-
Forfeit/canceled	(577,817)	$1.01	-	$-
Expired	(479,031)	$1.73	-	$-
Outstanding at December 31, 2016	5,757,880	$1.37	8.12	$209,690
Granted	3,027,500	$0.69	-	$-
Exercised	(152,085)	$0.54	-	$55,574
Forfeit/canceled	(1,451,053)	$0.70	-	$-
Expired	(363,294)	$1.10	-	$-
Outstanding at December 31, 2017	6,818,948	$1.07	7.93	$1,945,356

Expected to vest at December 31, 2017	6,818,948	$1.07	7.93	$1,945,356
Exercisable at December 31, 2017	2,894,853	$1.49	6.47	$185,184
Unrecognized expense at December 31, 2017	$2,080,959

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2017, options to purchase 3,947,000 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2017 and 2016 was $0.50 and $0.61, respectively.

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

On November 30, 2017, the Company granted fifteen employees a total of 285,000 options to purchase shares of the Company common stock at the closing price as of November 30, 2017 of $1.15 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 30, 2027. The total estimated value using the Black-Scholes Model, based on a volatility rate of 84% and an option value of $0.82 was $235,452.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2017 and 2016 was as follows:

	Years ended December 31,
	2017	2016
General and administrative	$570,170	$953,206
Sales and marketing	166,083	343,447
Engineering, research, and development	175,443	165,225
	$911,696	$1,461,878

As of December 31, 2017, there was approximately $2,080,959 of unearned stock-based compensation that will be expensed from 2018 through 2022. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
Risk-free interest rate	1.86% to 2.20%	1.23% to 1.84%
Expected life (years)	6.00	6.00
Dividend yield	-	-
Expected volatility	84.42% to 85.79%	113.97% to 114.55%

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

The expected volatility in 2017 and 2016 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	653,937	$0.32	0.08	$305,572
Awarded	340,480	$0.72	0.70	$-
Outstanding at December 31, 2016	994,417	$0.72	0.70	$731,845
Awarded	199,513	$0.73	-	$-
Released	(484,058)	$-	-	$-
Forfeit	(47,072)	$0.72	-	$-
Outstanding at December 31, 2017	662,800	$0.72	0.70	$795,360
Expected to vest at December 31, 2017	662,800	$0.72
Unrecognized expense at December 31, 2017	$39,249

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

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2017 and 2016 was as follows:

	Years ended December 31,

	2017	2016
General and administrative	$218,601	$137,291
	$218,601	$137,291

8. Warrants to Purchase Common Stock

The following table summarizes non-employee warrant activity under our stock-based plans as of and for the year then ended December 31, 2016, there was no activity for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	33,333	$1.92	-
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(33,333)	$1.92	-
Outstanding at December 31, 2016	-	$-	-
Warrants exercisable	-	$-	-

The following table summarizes investor warrant activity as of and for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	8,498,568	$1.20	3.00
Granted	-	$-	-
Exercised	(3,329,990)	$1.20	-
Canceled/forfeited/expired	(34,229)	$1.20	-
Outstanding at December 31, 2016	5,134,349	$1.20	3.00
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at December 31, 2017	5,134,349	$1.19	1.05

We recorded stock-based compensation expense of $0 and $208,195 in general and administrative expense for the year ended December 31, 2017 and 2016, respectively in connection with the exercise of investor-based warrants.

Warrants Issued to Non-Employees

We issued warrants to purchase 150,835 shares of common stock to non-employees in 2010 and 2011. The valuation assumptions used are consistent with the valuation information for options above. These warrants expired as of December 31, 2016.

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

As of December 31, 2017, we have warrants to purchase 4,529,164 and 605,185 shares of common stock at $1.20 and $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 2,762,868 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

Warrants Exercised in 2016

Between September 29 and October 31, 2016, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on October 31, 2016. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 8,464,339 shares of our common stock at exercise prices of $1.00 and $1.20 per share. As of December 31, 2017, there have been 3,329,990 warrants exercised to purchase 3,329,990 shares of our common stock, resulting in additional capital of $2,330,993. We recorded stock based compensation expense of $208,195 in connection with this transaction. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

9.  Income Taxes

For the years ended December 31, 2017 and 2016 the provisions for income taxes were as follows:

	2017	2016
Federal – current	$-	$-
State – current	-	-
Foreign – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$9,935,000	$11,774,000
Stock based compensation	3,305,000	4,254,000
Accrued compensation	40,000	68,000
Depreciation and amortization	4,575,000	7,148,000
Other	24,000	48,000
Total deferred tax assets	17,879,000	23,292,000
Valuation allowance for net deferred tax assets	(17,879,000)	(23,292,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2017 and 2016 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of approximately $5,413,000. The net change in the total valuation allowance for the year ended December 31, 2016 was an increase of approximately $3,687,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2017, the Company has available net operating loss carryforwards of approximately $36,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $34,000,000 and will start to expire in 2018.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Computed expected tax expense	$(2,022,000)	$(3,235,000)
State taxes, net of federal benefit	(447,000)	(612,000)
Effect of tax rate changes on deferred tax assets and liabilities	7,657,000	-
Expiration of NOL carryforwards	188,000	143,000
Other	37,000	17,000
Change in valuation allowance	(5,413,000)	3,687,000
Total	$-	$-

The Company has determined that during 2010 it experienced a “change of ownership” as defined by Section 382 of the Internal Revenue Code. As such, utilization of net operating loss carryforwards and credits generated before the 2010 change in ownership will be limited to approximately $207,000 per year until such carryforwards are fully utilized. The pre change net operating loss carryforward was approximately $6,000,000.

The Company files income tax returns in the U.S. federal jurisdiction Arizona and California. It also files income tax returns in Nova Scotia, Canada.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2017,  no accrued interest or penalties are recorded in the financial statements.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which instituted fundamental changes to the taxation of multinational corporations, including a reduction the U.S. corporate income tax rate to 21% beginning in 2018. As a result, the Company re-measured its deferred tax assets and deferred tax liabilities at the new lower corporate income tax rate and reduced its net deferred tax assets by $7,657,000, with a corresponding net adjustment to the valuation allowance of $7,657,000 for the year ended December 31, 2017.

The TCJA also requires a one-time transition tax on the mandatory deemed repatriation of the cumulative earnings of certain of the Company’s foreign subsidiaries as of December 31, 2017. To determine the amount of this transition tax, the Company must determine the amount of earnings generated since inception by the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, in addition to potentially other factors. The Company believes that no such tax will be due, as its foreign subsidiaries have accumulated significant losses.

10.  Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$676,436	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$(2,247,447)
Intangibles, net (non-recurring)	$-	$-	$627,119	$(1,684,203)

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

Operating Lease

The Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $18,840. As of December 31, 2017, we have a deferred rent balance for this lease of $77,490 recorded in accordance with ASC 840.

The Company had a lease through January 2018 for approximately 3,023 square feet of office space in San Diego, California at a monthly expense of $10,429,  including common area maintenance charges. As of December 31, 2017, we have a deferred rent balance for this lease of $1,891 recorded in accordance with ASC 840. This lease was not renewed and as of the date of this report we have relocated personnel to our Chandler headquarters.

The Company also has a  lease through April 2022 for 3,248  square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,458 per month, excluding common area maintenance charges. As of December 31, 2017, we have a deferred rent balance for this lease of $8,197 recorded in accordance with ASC 840.

The minimum lease payments that are required over the next five years are shown below.

Minimum Lease Payments
2018	$274,081
2019	264,147
2020	271,848
2021	35,748
2022	11,916
Thereafter	-
$857,740

Rent expense was $416,080 and $335,750 for the years ended December 31, 2017 and 2016.

12.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2017 and 2016, the Company made no contributions to the Plan.

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

14.  Subsequent Events

Warrants Exercised in 2018

On January 19, 2018, we commenced an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders will be permitted to exercise their warrants at a reduced exercise price for a period expiring on March 31, 2018. At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 5,134,349 shares of our common stock at exercise prices of $1.00 to $1.20 per share. As of the date of this report, there have been 2,018,125, warrants exercised to purchase 2,018,125 shares of our common stock, resulting in additional capital of $2,018,125. We are undertaking this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, we hope that enough warrant holders accept the offer that we can significantly reduce the number of outstanding warrants and thereby simplify our capital structure. The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Unsecured Promissory Note Investments in 2018

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  As of the date of this report, Note investments of $1,080,000 have been received from certain investors, officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the Company not having formal Control procedures related to the approval of related party transactions.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of  December 31, 2017, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On December 31, 2017, William Van Epps resigned from our Board of Directors. Mr. Van Epps resignation did not result from any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 10, 2018:

Name	Age	Position
Dennis Becker	44	Chief Executive Officer and Chairman of the Board
Charles Mathews	54	Chief Financial Officer
John Harris	69	Lead Director and Chairman of Compensation Committee
Phillip Guarascio	76	Chairman of Governance and Nominating Committee and Director
Doug Schneider	55	Director
Tom Akin	65	Chairman of Audit Committee and Director

Dennis Becker - Chief Executive Officer, Executive Chairman and Director

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of our acquisition of Mobivity, Inc. in November 2010. Mr. Becker has also served as President and Chief Executive Officer of Mobivity, Inc. since September 2007. Our board of directors appointed Mr. Becker as Chairman of the Board of Directors effective as of March 31, 2017.  Mr. Becker was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005. Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprises, from 1999 to 2001. Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

Mr. Becker has extensive knowledge of the mobile message marketing industry. As a result of these and other professional qualifications, we have concluded that Mr. Becker is qualified to serve as a director.

Charles Mathews - Chief Financial Officer

On March 26, 2018 the board of directors of the Company appointed Charles Mathews to serve as Chief Financial Officer of the Company. Mr. Mathews has over 25 years of executive financial management experience with both public and private companies. Since 2000, Mr. Mathews has been a sole practitioner as Charles B. Mathews, CPA, an accounting and business consulting firm in Phoenix, Arizona. Mr. Mathews is currently the Chief Financial Officer of Enssolutions Group Inc. (TSXV: ENV.H), a Toronto exchange traded company providing manufacturing and distribution of environmentally responsible dust control emulsion products. From April 2015 to April 2016, Mr. Mathews served as Chief Financial Officer for mCig, Inc. and Vitacig, Inc., publicly traded companies in the ecig and cannabis related sector. From September 2011 to November 2015, Mr. Mathews was CFO of Café Serendipity, a publicly traded company in the recreational marijuana sector. From October 2010 to April 2011, Mr. Mathews was Chief Financial Officer for Global Entertainment Corporation, a publicly traded integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly traded leading Hispanic internet portal. Mr. Mathews, a Certified Public Accountant, earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

John Harris – Non-Executive Chairman and Chairman of Compensation Committee

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with Glendon Todd Capital, a Dallas based private equity firm since February 2011. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries from 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market. In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company. Previously, Mr. Harris served in various executive level positions with Electronic Data Systems over a 25-year period. Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business. He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the boards of Premier Global Services, The Hackett Group, DG FastChannel and BancTec Corporation. He is a member of the compensation committee of the board of each of these companies and sits on the audit committee of the board of DG FastChannel.

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

Doug Schneider - Director

Mr. Schneider has been a director since December 2010. Mr. Schneider has a twenty-year track record of leadership and success in launching, building, and managing high-tech service-oriented companies. He has served as Executive Vice President of the SMB Solutions for the Melbourne IT Group since July 2012 and oversees a $75MM per year hosting and domain registration business across North American and Asia Pacific. From 2011 to 2012, Mr. Schneider served as CEO for Transaction Wireless, a venture backed technology company where he still resides on the board. From 2007 to 2010, Mr. Schneider was the CEO of Genea Energy, a clean tech company that provides an innovative and comprehensive SaaS based energy services platform for commercial office building portfolios. Mr. Schneider received a Bachelor's degree in Mechanical Engineering from University of California, Davis and an M.B.A. from the Kellogg School of Management at Northwestern University. He also serves as an industry advisor to Pelion Venture Partners, a venture capital firm focused on the information technology sector.

Mr. Schneider has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Schneider is qualified to serve as a director.

Thomas Akin – Chairman of the Audit Committee and Director

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2017, our audit committee was comprised of Thomas Akin,  John Harris,  and Doug Schneider. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017. All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2017, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2017, our governance and nominating committee was comprised of Phil Guarscio, John Harris and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2017 and 2016.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2017	$333,556	$-	$-	$430,685	$-	$764,241
	2016	$277,990	$-	$-	$-	$-	$277,990
Christopher Meinerz, former CFO (2)	2017	$215,000	$-	$-	$193,808	$-	$408,808
	2016	$192,130	$-	$-	$-	$-	$192,130
William Van Epps, Director (3)	2017	$125,308	$-	$-	$-	$-	$125,308
	2016	$310,000	$-	$-	$-	$-	$310,000

In reviewing the table, please note that William Van Epps and Christopher Meinerz served as our Executive Chairman of the Board and Chief Financial Officer, respectively, during 2016 and 2017. Mr. Becker became the Executive Chairman in March 2017.

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

(2)	Christopher Meinerz served as Chief Financial Officer from February 16, 2015 to March 26, 2018. Amounts in the table above reflect his compensation after his appointment and through December 31, 2017.
(3)

William Van Epps served as our Chairman from January 21, 2015 to December 31, 2017. Amounts in the table above reflect his compensation after his appointment and through December 31, 2017 with the exception of previously issued restricted stock awards as reflected.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2017, including the value of the options awards.

Outstanding Equity Awards at December 31, 2017*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	72,917	27,083	$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	-	$1.80	6/17/2023
Christopher Meinerz, former CFO	212,500	87,500	$1.30	2/16/2025
William Van Epps, Director and former Chairman	656,250	243,750	$1.28	1/22/2025

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

William Van Epps

William Van Epps served as our  Chairman from January 21, 2015 to December 31, 2017.  Under the terms of the agreement, Mr. Van Epps will serve as our Executive Chairman and receive a base salary of $310,000, subject to annual review by the board.  The Company also agreed to pay Mr. Van Epps a signing bonus of 50,000 shares of the Company’s common stock. Mr. Van Epps will be eligible for annual performance bonuses of up to 100% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board. Pursuant to his employment agreement with the Company, Mr. Van Epps is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company. Mr. Van Epps’ employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification. As noted elsewhere, Mr. Van Epps ceased to serve as Executive Chairman effective as of March 31, 2017, however, Mr. Van Epps remains an employee and serves pursuant to the terms of his employment agreement as amended.

Pursuant to Mr. Van Epps’ employment agreement, the Company has granted Mr. Van Epps an option to purchase 900,000 shares of Company common stock, over a five-year period from the date of grant, at an exercise price of $1.28 per share. The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant. Mr. Van Epps’ options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

In the event Mr. Van Epps’ employment with the Company is terminated by the Company without cause, the Company shall pay Mr. Van Epps, in addition to all other amounts then due and payable, 12 additional monthly installments of his base salary.

Effective March 11, 2016, the board amended the agreement with Mr. Van Epps to pay him an annual base salary of $310,000 through December 31, 2016 and $120,000 during the twelve months ending December 31, 2017.  Effective January 1, 2018, Mr. Van Epps’ base salary will consist of the standard director compensation payable to the Company’s independent directors as determined by the compensation committee of the board at the time.  Mr. Van Epps will not be eligible for bonuses under the agreement for periods following December 31, 2016, except as determined by the compensation committee.  If the agreement is terminated by the Company without cause, then, in addition to the payments set forth above, Mr. Van Epps’ stock options shall continue to vest for 12 months following the date of termination and the option to exercise such stock options shall be extended from the 12-month anniversary of the termination date.

Dennis Becker

On January 11, 2011, we entered into an employment agreement with Dennis Becker. Under the terms of the agreement, Mr. Becker will serve as our President and Chief Executive Officer for an initial term of three years from December 24, 2010 (the “Effective Date”). Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one-year periods. Under the agreement, Mr. Becker is paid a base annual salary of $120,000. The base salary is subject to an annual increase at the sole discretion our board of directors. In addition to regular annual increases, the base salary will be increased by $30,000 (up to a cumulative maximum of $60,000) for each acquisition of the stock or all or substantially all of the assets of a third party entity, or the formation of joint ventures resulting in operating cash flows minus capital expenditures and dividends of no less than $25,000 during a three month period ending six months after the completion of each such acquisition or formation of such joint venture. In addition, his salary will be increased to $225,000 in the event we complete a financing transaction of no less than $3,000,000 and we complete one acquisition. The board may further award him, at its sole discretion, an annual bonus of up to 50% of his base salary and grant him stock options.

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

On May 15, 2017, the Company has granted Mr. Becker an option to purchase 1,000,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $0.60 per share, representing the closing price of the Company’s common stock on May 15, 2017.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.  Mr. Becker’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

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

Christopher Meinerz

Christopher Meinerz served as our Chief Financial Officer from February 16, 2015 to March 26, 2018.  In connection with the appointment, the Company entered into an employment agreement dated February 16, 2015 with Mr. Meinerz.

Pursuant to his employment agreement, the Company agreed to pay Mr. Meinerz an annual base salary of $190,000, subject to annual review by the board.  Mr. Meinerz will be eligible for annual performance bonuses of up to 25% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board.  Also pursuant to his employment agreement with the Company, Mr. Meinerz is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Meinerz’s employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Effective November 17, 2016, the board increased Mr. Meinerz’s annual base salary by $25,000 to $215,000 based on his annual merit review.

Pursuant to Mr. Meinerz’s employment agreement, the Company has granted Mr. Meinerz an option to purchase 300,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.30 per share, representing the closing price of the Company’s common stock on February 16, 2015.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.  Mr. Meinerz’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

On May 15, 2017, the Company has granted Mr. Meinerz an option to purchase 450,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $0.60 per share, representing the closing price of the Company’s common stock on May 15, 2017.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.  Mr. Meinerz’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

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

Charles Mathews

On March 26, 2018, we appointed Charles Mathews as Chief Financial Officer.  In connection with the appointment, the Company entered into an employment agreement dated March 26, 2018 with Mr. Mathews.

Pursuant to his employment agreement, the Company agreed to pay Mr. Mathews an annual base salary of $200,000, subject to annual review by the board.  Mr. Mathews will be eligible for annual performance bonuses of up to 30% of his base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board.  Also pursuant to his employment agreement with the Company, Mr. Mathews is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Mr. Mathews’ employment agreement contains standard provisions concerning noncompetition, nondisclosure and indemnification.

Pursuant to Mr. Mathews’ employment agreement, the Company has granted Mr. Mathews an option to purchase 300,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.10 per share, representing the closing price of the Company’s common stock on March 26, 2018.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.  Mr. Mathews’ options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

Non-Employee Director Compensation

2017 Director Compensation Table

Name	Fees Earned	Stock Awards (3)		Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Doug Schneider	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
John Harris	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
John Harris	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
Thomas Akin	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Thomas Akin	$-	$16,250	(2)	$-	$-	$-	$-	$16,250
Phil Guarascio	$-	$16,250	(1)	$-	$-	$-	$-	$16,250
Phil Guarascio	$-	$16,250	(2)	$-	$-	$-	$-	$16,250

(1)

Compensation related to a restricted stock unit granted for services in 2017 of 90,276 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2017,  67,708 units have vested.

(2)

Compensation related to a restricted stock unit granted for services in 2017 of 86,668 shares. The shares of Common Stock associated with the restricted stock unit evidenced by this Agreement will, to the extent the holder’s rights with respect to the restricted stock unit have become vested in accordance with Paragraph 3, be issued to the Participant upon the earliest to occur of (A) settlement date of three years from date of grant, (B) a Change in Control of the Company, and (C) the termination of the Participant’s employment with the Company. As of December 31, 2017,  50,560 units have vested.

(3)

The amounts in this column reflect the aggregate grant date fair value of each RSU granted during the fiscal year, computed in accordance with ASC 718. The valuation assumption used in determining such amounts are described in Note 7 to our consolidated financial statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 10, 2018, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 10, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 55 N. Arizona Place, Suite 310, Chandler, AZ 85225.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	1,525,231	4%
Doug Schneider (3)	301,518	* %
John Harris (4)	343,538	* %
Phil Guarascio (5)	255,641	* %
William Van Epps (6)	240,367	* %
Thomas Akin (7)	6,866,906	18%
Executive Officers and Directors as a Group (six persons)	9,533,201	26%

5% Beneficial Owners
Cornelis F. Wit	2,265,641	6%
Ballyshannon Family Partners	2,323,772	6%

*	Denotes 1% or less
(1)	Applicable percentage of ownership is based upon 37,039,448 shares of common stock outstanding as of March 10, 2018.
(2)	Includes 1,333,228 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 10, 2018.
(3)

Includes 161,203 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 10, 2018. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(4)

Includes 211,456 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 10, 2018. Includes 6,250 stock warrants exercisable.

(5)

Includes 172,394 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 10, 2018. Includes 6,250 stock warrants exercisable.

(6)	Includes 12,500 stock warrants exercisable.
(7)	Includes 3,185,858 shares of Common Stock owned of record by Talkot Fund, L.P.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $580,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  Certain of our officers and directors purchased Notes in the aggregate principal amount of $380,000.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2017 and 2016 by M&K, CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2017	2016
Audit Fees	$64,000	$71,500
Audit-Related Fees	25,200	-
Tax Fees	6,416	3,513
All Other Fees	2,950	4,000
Total Fees	$98,566	$79,013

Other Fees consist of charges related to the audits of our acquisition target Livelenz and the review of our filing on Form S-1 registration statements filed in 2016.

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (2)
3.2	Bylaws (2)
3.3	Amendment to Bylaws (3)
3.4	Articles of Merger filed August 6, 2012 (5)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (12)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (8)
4.1	Form of Warrant issued as part of Secured Subordinated Promissory Note, effective as of April 1, 2011 (1)
4.2	Form of Common Stock Purchase Warrant issued pursuant to Convertible Secured Promissory Note Conversion Agreement dated as of June 17, 2013 (6)
4.3	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 10, 2014 (9)

4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (10)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	Employment Agreement dated March 26, 2018 with Charles Mathews*
10.4	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (7) **
21.1	List of Subsidiaries (11)
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Charles Mathews, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Charles Mathews, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 14, 2011
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 20, 2013
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2014
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(11)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on August 16, 2013, File No. 333-190692
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 11, 2018	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	April 11, 2018

/s/ Charles Mathews	Chief Financial Officer	April 11, 2018

/s/ Phillip Guarascio	Director	April 11, 2018

/s/ John Harris	Director	April 11, 2018

/s/ Doug Schneider	Director	April 11, 2018

/s/ Thomas Akin	Director	April 11, 2018