Form 10-Q
period 2018-03-31
MOBIVITY HOLDINGS CORP.
filed 2018-05-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, the registrant had 39,057,573 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I –  FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$419,373	$460,059
Accounts receivable, net of allowance for doubtful accounts of $1,189 and $2,280, respectively	1,457,634	885,743
Other current assets	202,412	209,536
Total current assets	2,079,419	1,555,338
Goodwill	803,118	803,118
Intangible assets, net	600,296	676,436
Accounts receivable, long term	824,272	-
Other assets	91,124	88,916
TOTAL ASSETS	$4,398,229	$3,123,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,148,953	$1,096,003
Accrued interest	15,083	1,168
Accrued and deferred personnel compensation	761,805	590,500
Deferred revenue and customer deposits	1,602,711	1,429,266
Notes payable, net - current maturities	170,592	2,236,224
Other current liabilities	429,789	226,355
Total current liabilities	4,128,933	5,579,516

Non-current liabilities
Notes payable, net - long term	1,423,495	180,810
Other long term liabilities	582,626	-
Total non-current liabilities	2,006,121	180,810
Total liabilities	6,135,054	5,760,326
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,057,573 and 37,025,140, shares issued and outstanding	39,058	37,025
Equity payable	100,862	100,862
Additional paid-in capital	80,325,094	77,910,842
Accumulated other comprehensive loss	(78,379)	(65,764)
Accumulated deficit	(82,123,460)	(80,619,483)
Total stockholders' equity	(1,736,825)	(2,636,518)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,398,229	$3,123,808

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Revenues	$3,693,328	$2,113,283
Cost of revenues	793,389	557,388
Gross profit	2,899,939	1,555,895
Operating expenses
General and administrative	1,248,343	1,015,418
Sales and marketing	1,461,580	1,208,785
Engineering, research, and development	1,531,598	589,322
Depreciation and amortization	96,970	68,746
Total operating expenses	4,338,491	2,882,271
Loss from operations	(1,438,552)	(1,326,376)
Other income/(expense)
Interest income	456	904
Interest expense	(57,489)	(21,106)
Gain on sale of fixed assets	(8,722)	-
Foreign currency (loss) gain	330	(2,648)
Total other income/(expense)	(65,425)	(22,850)
Loss before income taxes	(1,503,977)	(1,349,226)
Income tax expense	-	-
Net loss	(1,503,977)	(1,349,226)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(12,615)	(5,221)
Comprehensive loss	$(1,516,592)	$(1,354,447)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares during the period - basic and diluted	38,018,733	36,388,997

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2016	36,388,997	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	2,129,164
Issuance of common stock for options exercised	152,085	152	-	82,646	-	-	82,798
Issuance of common stock for restricted stock awards	484,058	484	-	(484)	-	-	-
Stock based compensation	-	-	-	1,130,297	-	-	1,130,297
Foreign currency translation adjustment	-	-	-	-	(32,765)	-	(32,765)
Net loss	-	-	-	-	-	(5,946,012)	(5,946,012)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)
Issuance of common stock for warrant conversion	2,018,125	2,018	-	2,151,829	-	-	2,153,847
Issuance of common stock for cashless warrant conversion	1,808	2	-	(2)	-	-	-
Issuance of common stock for options exercised	12,500	13	-	9,582	-	-	9,595
Stock based compensation	-	-	-	252,843	-	-	252,843
Foreign currency translation adjustment	-	-	-	-	(12,615)	-	(12,615)
Net loss	-	-	-	-	-	(1,503,977)	(1,503,977)
Balance, March 31, 2018	39,057,573	$39,058	$100,862	$80,325,094	$(78,379)	$(82,123,460)	$(1,736,825)

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,503,977)	$(1,349,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	(9,787)
Amortization of deferred financing costs	-	4,245
Stock-based compensation	252,842	337,417
Amortization of debt discount	7,786	-
Loss on disposal of fixed assets	8,722	-
Depreciation and amortization expense	96,970	68,746
Adjustments due to ASC 606	(713,568)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	265,936	1,140,079
Other current assets	4,151	(42,760)
Other assets	264	225
Accounts payable	41,690	(59,548)
Accrued interest	13,915	1,999
Accrued and deferred personnel compensation	149,156	(93,297)
Other liabilities - non-current	58,474	-
Other liabilities - current	(185,652)	(8,529)
Deferred revenue and customer deposits	166,750	247,289
Net cash provided by (used in) operating activities	(1,336,541)	236,853
INVESTING ACTIVITIES
Purchases of equipment	(18,078)	(2,490)
Cash paid for patent	-	(6,549)
Capitalized software development costs	(13,948)	(246,178)
Net cash used in investing activities	(32,026)	(255,217)
FINANCING ACTIVITIES
Payments on notes payable	(1,902,947)	-
Deferred financing costs	-	(15,000)
Proceeds from notes payable	1,080,000	53,051
Proceeds from issuance of common stock, net of issuance costs	2,163,443	-
Net cash provided by financing activities	1,340,496	38,051

Effect of foreign currency translation on cash flow	(12,615)	(1,152)

Net change in cash	(40,686)	18,535
Cash at beginning of period	460,059	1,188,485
Cash at end of period	$419,373	$1,207,020
Supplemental disclosures:
Cash paid during period for:
Interest	$57,489	$52,960
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$2	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and Point of Sale (“POS”) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. On January 15, 2016, we completed the acquisition of LiveLenz Inc., a Nova Scotia corporation (“LiveLenz”), a wholly-owned subsidiary. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 11, 2018.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

As of March 31, 2018 and December 31, 2017, we recorded an allowance for doubtful accounts of $1,189 and $2,280 respectively.

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

During the three months ended March 31, 2018,  two customers accounted for 66% of our revenues. During the three months ended March 31, 2017,  one customer accounted for 69% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2018 and 2017, the comprehensive loss was $1,516,592 and  $1,354,447, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2018 and 2017, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  New Accounting Standards

Revenue from Contracts with Customers.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Our transition to ASC 606 represents a change in accounting principle. ASC 606 eliminates industry-specific guidance and provides a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of ASC 606 is that a reporting entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the reporting entity expects to be entitled for the exchange of those goods or services.

The Company adopted the new standard in the first quarter of its fiscal 2018, using the modified retrospective method. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The most significant impacts of the adoption of ASC 606 to the Company relate to the acceleration of revenue recognition for sales of custom products subject to a non-cancellable customer purchase orders.

The new standard will primarily impact the Company’s revenue recognition for software arrangements. In this area, the new standard will accelerate the recognition of revenue. The table below details both the current and expected revenue recognition timing in these areas:

Software arrangements:	Past revenue standard	New ASC 606 revenue standard
Perpetual software licenses	Upfront	Upfront
Enterprise license agreements	Ratable	Upfront
Software support	Ratable	Ratable
SaaS	Ratable	Ratable

The adoption of ASC 606 has an impact on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets but has no impact on cash provided by or used in operating, financing, or investing activities on the Consolidated Statements of Cash Flows.

Financial Statement Impact of Transition to ASC 606

As noted above, we transitioned to ASC 606 using the modified retrospective method on January 1, 2018. The cumulative effect of this transition to applicable contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to stockholders’ equity as of that date. As a result of applying the modified retrospective method to transition to ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018:

	December 31,		Adjusted
	2017	Adjustments	January 1,
	As Reported	due to ASC 606	2018
ASSETS
Current assets
Cash	$460,059	$-	$460,059
Accounts receivable, net of allowance for doubtful accounts of $2,280 and $2,280, respectively	885,743	544,599	1,430,342
Other current assets	209,536	-	209,536
Total current assets	1,555,338	544,599	2,099,937
Goodwill	803,118	-	803,118
Intangible assets, net	676,436	-	676,436
Accounts receivable, long term	-	424,023	424,023
Other assets	88,916	-	88,916
TOTAL ASSETS	$3,123,808	$968,622	$4,092,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,096,003	$-	$1,096,003
Accrued interest	1,168	-	1,168
Accrued and deferred personnel compensation	590,500	-	590,500
Deferred revenue and customer deposits	1,429,266	-	1,429,266
Notes payable, net - current maturities	2,236,224	-	2,236,224
Other current liabilities	226,355	191,121	417,476
Total current liabilities	5,579,516	191,121	5,770,637

Non-current liabilities
Notes payable, net - long term	180,810	-	180,810
Other long term liabilities	-	150,477	150,477
Total non-current liabilities	180,810	150,477	331,287
Total liabilities	5,760,326	341,598	6,101,924
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,025,140 and 37,025,140, shares issued and outstanding	37,025	-	37,025
Equity payable	100,862	-	100,862
Additional paid-in capital	77,910,842	-	77,910,842
Accumulated other comprehensive loss	(65,764)	-	(65,764)
Accumulated deficit	(80,619,483)	627,024	(79,992,459)
Total stockholders' equity	(2,636,518)	627,024	(2,009,494)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,123,808	$968,622	$4,092,430

The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three months ended March 31, 2018 and our condensed consolidated balance sheet as of March 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
Revenues
Revenues	$3,693,328	$1,648,731	$2,044,597
Cost of revenues	793,389	-	793,389
Gross profit	2,899,939	1,648,731	1,251,208

Operating expenses
General and administrative	1,248,343	93,516	1,154,827
Sales and marketing	1,461,580	-	1,461,580
Engineering, research, and development	1,531,598	841,647	689,951
Depreciation and amortization	96,970	-	96,970
Total operating expenses	4,338,491	935,163	3,403,328

Gain (loss) from operations	(1,438,552)	713,568	(2,152,120)

Other income/(expense)
Interest income	456	-	456
Interest expense	(57,489)	-	(57,489)
Gain on sale of fixed assets	(8,722)	-	(8,722)
Foreign currency (loss) gain	330	-	330
Total other income/(expense)	(65,425)	-	(65,425)
Loss before income taxes	(1,503,977)	713,568	(2,217,545)
Income tax expense
Net loss	(1,503,977)	713,568	(2,217,545)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(12,615)	-	(12,615)
Comprehensive loss	$(1,516,592)	$713,568	$(2,230,160)

Net loss per share - basic and diluted	$(0.04)	$0.02	$(0.06)
Weighted average number of shares during the period - basic and diluted	38,018,733	38,018,733	38,018,733

Condensed Consolidated Balance Sheet

	March 31, 2018 As Reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
ASSETS
Current assets
Cash	$419,373	$-	$419,373
Accounts receivable, net of allowance for doubtful accounts of $1,189 and $1,189, respectively	1,457,634	(824,459)	633,175
Other current assets	202,412	-	202,412
Total current assets	2,079,419	(824,459)	1,254,960
Goodwill	803,118	-	803,118
Intangible assets, net	600,296	-	600,296
Accounts receivable, long term	824,272	(824,272)	-
Other assets	91,124	-	91,124
TOTAL ASSETS	$4,398,229	$(1,648,731)	$2,749,498
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,148,953	$-	$1,148,953
Accrued interest	15,083	-	15,083
Accrued and deferred personnel compensation	761,805	-	761,805
Deferred revenue and customer deposits	1,602,711	-	1,602,711
Notes payable, net - current maturities	170,592	-	170,592
Other current liabilities	429,789	(411,011)	18,778
Total current liabilities	4,128,933	(411,011)	3,717,922

Non-current liabilities
Notes payable, net - long term	1,423,495	-	1,423,495
Other long term liabilities	582,626	(524,152)	58,474
Total non-current liabilities	2,006,121	(524,152)	1,481,969
Total liabilities	6,135,054	(935,163)	5,199,891

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,057,573 and 39,057,573, shares issued and outstanding	39,058	-	39,058
Equity payable	100,862	-	100,862
Additional paid-in capital	80,325,094	-	80,325,094
Accumulated other comprehensive loss	(78,379)	-	(78,379)
Accumulated deficit	(82,123,460)	(713,568)	(82,837,028)
Total stockholders' equity	(1,736,825)	(713,568)	(2,450,393)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,398,229	$(1,648,731)	$2,749,498

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2018 and December 31, 2017 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2018
Patents and trademarks	$118,178	$-	$-	$(2,872)	$(368)	$114,938
Customer and merchant relationships	153,448	-	-	(6,138)	-	147,310
Trade name	41,033	-	-	(1,659)	(34)	39,340
	$312,659	$-	$-	$(10,669)	$(402)	$301,588

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $10,669 and $10,751 for the three months ended March 31, 2018 and 2017, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2018 is as follows:

Year ending December 31,	Amount
2018	$27,794
2019	43,160
2020	43,116
2021	40,148
2022	40,148
Thereafter	107,222
Total	$301,588

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

The following table presents details of our software development costs as of March 31, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Amortization	Balance at March 31, 2018
Software Development Costs	$363,777	$13,946	$(79,015)	$298,708
	$363,777	$13,946	$(79,015)	$298,708

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $79,016 and $51,048 for the three months ended March 31, 2018 and 2017, respectively.

The estimated future amortization expense of software development costs as of March 31, 2018 is as follows:

Year ending December 31,	Amount
2018	$283,833
2019	14,875
2020	-
2021	-
2022	-
Thereafter	-
Total	$298,708

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2018 and December 31, 2017:

Facility	Maturity	Interest Rate	Balance at March 31, 2018	Balance at December 31, 2017
BDC Term Loan	December 15, 2018	12%	$348,939	$358,466
ACOA Note	May 1, 2021	-	165,149	175,632
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	-	1,882,936
Related Party Note	March 31, 2020	15%	1,080,000	-
Total Debt			1,594,088	2,417,034
Debt discount			-	7,786
Less current portion			(170,593)	(2,244,010)
Long-term debt, net of current portion			$1,423,495	$180,810

BDC Term Loan

On January 8, 2016, Livelenz,  a wholly-owned subsidiary of the Company, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2018.

ACOA Note

On April 29, 2016, Livelenz,  a wholly-owned subsidiary of the Company, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2021.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. As of March 31, 2018, this Facility was paid off and closed.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $42,287 as of March 31, 2017 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of March 31, 2018, the Company has fully amortized these costs.

Interest Expense

Interest expense was $57,489 and $21,106 during the three months ended March 31, 2018 and 2017, respectively.

7.  Stockholders’ Equity

Common Stock

2017

On June 27, 2017, the Company issued 61,980 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $29,750 in conjunction with one employee that exercised vested stock options.

On July 17, 2017, the Company issued 263,731 shares of our common stock to four board members in accordance with their restricted stock unit agreements.

On August 22, 2017, the Company issued 4,688 shares of our common stock, at a price of $0.41 per share, for the gross proceeds of $1,922 in conjunction with one employee that exercised vested stock options.

On August 30, 2017, the Company issued 37,500 shares of our common stock, at a price of $0.75 per share, for the gross proceeds of $28,125 in conjunction with one employee that exercised vested stock options.

On November 30, 2017, we issued 220,327 shares of our common stock to two former board members in accordance with their restricted stock unit agreements.

On December 21, 2017, we issued 47,917 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $23,000 in conjunction with one employee that exercised vested stock options.

2018

On February 7, 2018, the Company issued 12,500 shares of our common stock, at a price of $0.78 per share, for the gross proceeds of $9,595 in conjunction with one employee that exercised vested stock options.

On February 23, 2018, the Company issued 1,808 shares of our common stock in a cashless transaction related to a 25,000 warrant exercise.

During the three months ended March 31, 2018, the Company issued 2,018,125 shares of common stock for $2,018,125 related to the exercise of certain warrants.

As of March 31, 2018, and December 31, 2017 we had an equity payable balance of $100,862 and $100,862, respectively.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2017 and for the three months ended March 31, 2018:

Options
Outstanding at December 31, 2016	5,757,880
Granted	3,027,500
Exercised	(152,085)
Forfeit/canceled	(1,451,053)
Expired	(363,294)
Outstanding at December 31, 2017	6,818,948
Granted	300,000
Exercised	(12,500)
Forfeit/canceled	(666,227)
Expired	(26,043)
Outstanding at March 31, 2018	6,414,178

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

2018

On March 26, 2018, the Company granted one employee a total of 300,000 options to purchase shares of the Company common stock at the closing price as of March 26, 2018 of $1.10 per share. The Option Shares will vest ratably over forty-eight (48) months. and are exercisable until March 26, 2028.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 102% and an option fair value of $.88 was $265,575.

On February 7, 2018, the Company issued 12,500 shares of our common stock, at a price of $0.78 per share, for the gross proceeds of $9,595 in conjunction with one employee that exercised vested stock options.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
General and administrative	$125,118	$222,543
Sales and marketing	68,480	59,822
Engineering, research, and development	28,699	(7,472)
	$222,296	$274,893

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.68%	2.04%
Expected life (years)	6.00	6.00
Expected dividend yield	-	-
Expected volatility	101.94%	85.63%

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

The expected volatility in 2018 and 2017 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2017 and for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	994,417	$0.72	0.08	$731,845
Awarded	199,513	$0.73	0.70	$-
Released	(484,058)	$-	-	$-
Canceled/forfeited/expired	(47,072)	$0.72	-	$-
Outstanding at December 31, 2017	662,800	$0.72	0.70	$795,360
Awarded	-	$-	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at March 31, 2018	662,800	$0.33	0.75	$516,984

Expected to vest at March 31, 2018	662,800	$-	-	$516,984
Vested at March 31, 2018	417,770	$-	-	$325,861
Unvested at March 31, 2018	245,030	$-	-	$191,123
Unrecognized expense at March 31, 2018	$162,687

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

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
General and administrative	$30,546	$62,524
	$30,546	$62,524

As of March 31, 2018, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At March 31, 2018, we have warrants to purchase 2,511,039 shares of common stock at $1.20 per share and 605,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 964,789 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2018 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$600,296	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$676,436	$-

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

10.  Related Party Transactions

As discussed previously, we conducted the private placement of our securities during the three months ended March 31, 2017 for the gross proceeds of $1,953,600. One officer and one director of the company participated in the private placement investing a total of $1,025,000, resulting in 1,708,333 common stock shares.

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  As of the date of this report, the Note investments of $1,080,000 have been received from certain investors, officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

11.   Subsequent Events

There were no subsequent events through the date that the financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2017 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 11, 2018 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

re•currency

Mobivity's re•currency platform (formerly “SmartSuite”) unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. The re•currency platform is comprised of re•capture, re•cognition (formerly “SmartAnalytics”), re•ceipt (formerly “SmartReceipt”), re•ach (formerly “SmartMessenger”), and re•up (formerly “SmartScore”).

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

re•up

Mobivity’s re•up aids marketing to align focusing its attention on engaging the customer and trying to change their buying behavior. re•up allows clients to begin including, and rewarding, employee behavior as a key method to effect customer behavior and drive more revenue. By focusing on small changes - upsizing drinks, adding desserts, and promoting limited time offers - employees can have a dramatic impact on sales.

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

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of 5 years, and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program.  The 5-year term includes a six-figure monthly minimum commitment that is prepaid to Mobivity on an annual basis.

Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. This Facility was funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on this Facility borrowings was calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. As of March 31, 2018, this Facility was paid off and closed.

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

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers, and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 30, 2020. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the re•currency platform (formerly “SmartSuite”).  The re•currency platform is comprised of re•capture, re•cognition (formerly “SmartAnalytics”), re•ceipt (formerly “SmartReceipt”), re•ach (formerly

“SmartMessenger”), re•up (formerly “SmartScore”), advertising model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended March 31, 2018 were $3,693,328,  an increase of $1,580,045, or 75%, compared to the same period in 2017.  This increase is primarily due to the recognition of revenue under ASC 606 of $1,648,731 during the three months ended March 31, 2018.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2018 was $793,389,  a  increase of $236,001, or 42%, compared to the same period in 2017. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $232,925, or 23%, during the three months ended March 31, 2018 compared to the same period in 2017. The increase in general and administrative expense was primarily due to an increase in personnel and share based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $252,795, or 21%, during the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to higher personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $942,276, or 160%, during the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in personnel related costs as compared to 2017 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $28,224 or 41%, during the three months ended March 31, 2018 compared to the same period in 2017.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $36,383, or 172%, during the three months ended March 31, 2018 compared to the same period in 2017. The increase in interest expense for the three months ended March 31, 2018 is primarily related to interest on notes payable for the Livelenz subsidiary and borrowings against the Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three months ended March 31, 2018 and 2017 was $1 Canadian equals $0.78 and $0.75 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $931 and $4,120 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets of $2,079,419, including $419,373 in cash, and current liabilities of $4,128,934, resulting in  a working capital deficit of $2,049,515. During the three months ended March 31, 2018 we conducted a private placement of Notes in the aggregate principal amount of $1,080,000, which are due March 30, 2020, and received gross proceeds of $2,018,125 from the exercise of warrants.

We believe as of the date of this report, we have the working capital on hand, along with our expected cash flow from operations, to fund our current level of operations at least through the end of the next fiscal year.  However, there can be no assurance that we will not require additional capital.  If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit.  However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Three Months Ended
	March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(1,336,541)	$236,853
Investing activities	(32,026)	(255,217)
Financing activities	1,340,496	38,051
Effect of foreign currency translation on cash flow	(12,615)	(1,152)
Net change in cash	$(40,686)	$18,535

Operating Activities

We used cash from operating activities totaling $1,336,543 during the three months ended March 31, 2018 and provided cash of $236,853 during the three months ended March 31, 2017. The operating activities included non-cash items related to the stock based compensation of $252,842 and the adjustments related to ASC 606 of $713.

Investing Activities

We used $32,026 for investing activities during the three months ended March 31, 2018 consisted of $18,078 in purchased equipment and $13,948 of capitalized software development costs.

Financing Activities

Financing activities provided $1,340,496 for the three months ended March 31, 2018 includes payments on notes payable of $1,902,947, net proceeds from notes payable of $1,080,000, and proceeds from the issuance of common stock of $2,163,443.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2018 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 11, 2018 includes detailed discussions of our risk factors under the headings “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors” respectively. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

During the quarter ended March 31, 2018, we issued 12,500 shares of our common stock, at a price of $0.78 per share, for the gross proceeds of $9,595 in conjunction with one employee that exercised vested stock options, and we issued 1,808 shares of our common stock in a cashless transaction related to a 25,000 warrant exercise.

All of the aforementioned shares were issued pursuant to section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Mobivity Holdings Corp.

Date: May 14, 2018	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer (Principal Accounting Officer)