Form 10-Q
period 2018-06-30
MOBIVITY HOLDINGS CORP.
filed 2018-08-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, the registrant had 45,880,156 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,242,884	$460,059
Accounts receivable, net of allowance for doubtful accounts of $6,966 and $2,280, respectively	1,485,850	885,743
Other current assets	221,535	209,536
Total current assets	5,950,269	1,555,338
Goodwill	803,118	803,118
Intangible assets, net	670,636	676,436
Accounts receivable, long term	618,157	-
Other assets	89,532	88,916
TOTAL ASSETS	$8,131,712	$3,123,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$950,490	$1,096,003
Accrued interest	54,967	1,168
Accrued and deferred personnel compensation	713,695	590,500
Deferred revenue and customer deposits	2,248,449	1,429,266
Notes payable, net - current maturities	1,140,133	2,236,224
Other current liabilities	344,331	226,355
Total current liabilities	5,452,065	5,579,516

Non-current liabilities
Notes payable, net - long term	214,260	180,810
Other long term liabilities	473,684	-
Total non-current liabilities	687,944	180,810
Total liabilities	6,140,009	5,760,326
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,105,156 and 37,025,140, shares issued and outstanding	44,105	37,025
Equity payable	100,862	100,862
Additional paid-in capital	85,564,435	77,910,842
Accumulated other comprehensive loss	(8,667)	(65,764)
Accumulated deficit	(83,709,032)	(80,619,483)
Total stockholders' equity	1,991,703	(2,636,518)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,131,712	$3,123,808

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Revenues	$1,366,239	$2,238,680	$5,059,567	$4,351,984
Cost of revenues	756,130	599,736	1,549,519	1,157,126
Gross profit	610,109	1,638,944	3,510,048	3,194,858
Operating expenses
General and administrative	770,591	845,928	2,018,934	1,863,893
Sales and marketing	792,263	868,473	2,253,843	1,836,185
Engineering, research, and development	422,660	1,073,189	1,954,258	1,901,234
Depreciation and amortization	98,728	99,458	195,698	168,203
Total operating expenses	2,084,242	2,887,048	6,422,733	5,769,515
Loss from operations	(1,474,133)	(1,248,104)	(2,912,685)	(2,574,657)
Other income/(expense)
Interest income	146	1,012	602	1,916
Interest expense	(109,635)	(31,501)	(167,124)	(52,607)
Gain on sale of fixed assets	-	-	(8,722)	-
Foreign currency (loss) gain	(1,290)	(528)	(1,620)	(3,158)
Total other income/(expense)	(110,779)	(31,017)	(176,864)	(53,849)
Loss before income taxes	(1,584,912)	(1,279,121)	(3,089,549)	(2,628,506)
Income tax expense	-	-	-	-
Net loss	(1,584,912)	(1,279,121)	(3,089,549)	(2,628,506)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	69,710	(10,643)	57,097	(15,864)
Comprehensive loss	$(1,515,202)	$(1,289,764)	$(3,032,452)	$(2,644,370)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted average number of shares during the period - basic and diluted	38,018,733	36,391,063	37,952,427	36,390,030

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2016	36,388,997	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	2,129,164
Issuance of common stock for options exercised	152,085	152	-	82,646	-	-	82,798
Issuance of common stock for restricted stock awards	484,058	484	-	(484)	-	-	-
Stock based compensation	-	-	-	1,130,297	-	-	1,130,297
Foreign currency translation adjustment	-	-	-	-	(32,765)	-	(32,765)
Net loss	-	-	-	-	-	(5,946,012)	(5,946,012)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)
Issuance of common stock for cash	4,000,000	4,000	-	3,996,000	-	-	4,000,000
Issuance of common stock for warrant conversion	2,018,125	2,018	-	2,151,829	-	-	2,153,847
Issuance of common stock for debt conversion	1,047,583	1,047	-	1,088,439	-	-	1,089,486
Issuance of common stock for cashless warrant conversion	1,808	2	-	(2)	-	-	-
Issuance of common stock for options exercised	12,500	13	-	9,583	-	-	9,595
Stock based compensation	-	-	-	407,744	-	-	407,744
Foreign currency translation adjustment	-	-	-	-	57,097	-	57,097
Net loss	-	-	-	-	-	(3,089,549)	(3,089,549)
Balance, June 30, 2018	44,105,156	$44,105	$100,862	$85,564,435	$(8,667)	$(83,709,032)	$1,991,703

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(3,089,549)	$(2,628,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	118	(9,101)
Loss on conversion of debt	41,902	-
Amortization of deferred financing costs	-	12,237
Stock-based compensation	407,744	705,840
Amortization of debt discount	-	-
Loss on disposal of fixed assets	8,722	-
Depreciation and amortization expense	195,698	168,203
Adjustments due to ASC 606	(610,206)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	142,646	551,557
Other current assets	(11,996)	(37,005)
Other assets	-	225
Accounts payable	(92,157)	96,247
Accrued interest	114,997	7,146
Accrued and deferred personnel compensation	141,430	(46,043)
Other liabilities - non-current	(259,623)	-
Other liabilities - current	(15,491)	(13,911)
Deferred revenue and customer deposits	819,339	825,089
Net cash provided by (used in) operating activities	(2,206,426)	(368,022)
INVESTING ACTIVITIES
Purchases of equipment	(9,953)	(2,489)
Cash paid for patent	-	(9,780)
Capitalized software development costs	(175,614)	(294,199)
Net cash used in investing activities	(185,567)	(306,468)
FINANCING ACTIVITIES
Payments on notes payable	(2,140,722)	-
Deferred financing costs	-	(15,000)
Proceeds from notes payable	2,095,000	46,410
Proceeds from issuance of common stock, net of issuance costs	6,163,443	29,750
Net cash provided by financing activities	6,117,721	61,160

Effect of foreign currency translation on cash flow	57,097	(255)

Net change in cash	3,782,825	(613,585)
Cash at beginning of period	460,059	1,188,485
Cash at end of period	$4,242,884	$574,900
Supplemental disclosures:
Cash paid during period for:
Interest	$109,635	$52,607
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$2	$-
Issuance of common stock for debt conversion	$1,047,584	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018.

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

As of June 30, 2018 and December 31, 2017, we recorded an allowance for doubtful accounts of $6,966 and $2,280 respectively.

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

During the six months ended June 30, 2018, three customers accounted for 74% of our revenues. During the six months ended June 30, 2017, two customers accounted for 71% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and six months ended June 30, 2018, the comprehensive loss was $1,515,202 and $3,032,452 respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2018 and 2017, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and our condensed consolidated balance sheet as of June 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
Revenues
Revenues	$1,366,239	$(206,115)	$1,572,354	$5,059,567	$1,442,616	$3,616,951
Cost of revenues	756,130	-	756,130	1,549,519	-	1,549,519
Gross profit	610,109	(206,115)	816,224	3,510,048	1,442,616	2,067,432

Operating expenses
General and administrative	770,591	(10,275)	780,866	2,018,934	83,241	1,935,693
Sales and marketing	792,263	-	792,263	2,253,843	-	2,253,843
Engineering, research, and development	422,660	(92,478)	515,138	1,954,258	749,169	1,205,089
Depreciation and amortization	98,728	-	98,728	195,698	-	195,698
Total operating expenses	2,084,242	(102,753)	2,186,995	6,422,733	832,410	5,590,323
Gain (loss) from operations	(1,474,133)	(103,362)	(1,370,771)	(2,912,685)	610,206	(3,522,891)
Other income/(expense)
Interest income	146	-	146	602	-	602
Interest expense	(109,635)	-	(109,635)	(167,124)	-	(167,124)
Gain on sale of fixed assets	-	-	-	(8,722)	-	(8,722)
Foreign currency (loss) gain	(1,290)	-	(1,290)	(1,620)	-	(1,620)
Total other income/(expense)	(110,779)	-	(110,779)	(176,864)	-	(176,864)
Loss before income taxes	(1,584,912)	(103,362)	(1,481,550)	(3,089,549)	610,206	(3,699,755)
Income tax expense	-	-	-	-	-	-
Net loss	(1,584,912)	(103,362)	(1,481,550)	(3,089,549)	610,206	(3,699,755)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	69,710	-	69,710	57,097	-	57,097
Comprehensive loss	$(1,515,202)	$(103,362)	$(1,411,840)	$(3,032,452)	$610,206	$(3,642,658)

Net loss per share - basic and diluted	$(0.04)	$-	$(0.04)	$(0.08)	$0.02	$(0.10)
Weighted average number of shares during the period - basic and diluted	38,018,733	38,018,733	38,018,733	37,952,427	37,952,427	37,952,427

Condensed Consolidated Balance Sheet

	June 30, 2018 As Reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
ASSETS
Current assets
Cash	$4,242,884	$-	$4,242,884
Accounts receivable, net of allowance for doubtful accounts of $6,966	1,485,850	(742,500)	743,350
Other current assets	221,535	-	221,535
Total current assets	5,950,269	(742,500)	5,207,769
Goodwill	803,118	-	803,118
Intangible assets, net	670,636	-	670,636
Accounts receivable, long term	618,157	(618,157)	-
Other assets	89,532	-	89,532
TOTAL ASSETS	$8,131,712	$(1,360,657)	$6,771,055
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$950,490	$-	$950,490
Accrued interest	54,967	-	54,967
Accrued and deferred personnel compensation	713,695	-	713,695
Deferred revenue and customer deposits	2,248,449	-	2,248,449
Notes payable, net - current maturities	1,140,133	-	1,140,133
Other current liabilities	344,331	(329,052)	15,279
Total current liabilities	5,452,065	(329,052)	5,123,013

Non-current liabilities
Notes payable, net - long term	214,260	-	214,260
Other long term liabilities	473,684	(421,399)	52,285
Total non-current liabilities	687,944	(421,399)	266,545
Total liabilities	6,140,009	(750,451)	5,389,558

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,105,156 and 44,105,156, shares issued and outstanding	44,105	-	44,105
Equity payable	100,862	-	100,862
Additional paid-in capital	85,564,435	-	85,564,435
Accumulated other comprehensive loss	(8,667)	-	(8,667)
Accumulated deficit	(83,709,032)	(610,206)	(84,319,238)
Total stockholders' equity	1,991,703	(610,206)	1,381,497
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,131,712	$(1,360,657)	$6,771,055

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2018 and December 31, 2017 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2018
Patents and trademarks	$118,178	$-	$-	$(6,152)	$(175)	$111,851
Customer and merchant relationships	153,448	-	-	(12,276)	-	141,172
Trade name	41,033	-	-	(3,337)	(85)	37,611
	$312,659	$-	$-	$(21,765)	$(260)	$290,634

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $11,096 and $12,177 for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense for intangible assets was $21,765 and $21,500 for the six months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2018 is as follows:

Year ending December 31,	Amount
2018	$21,580
2019	43,160
2020	45,304
2021	40,148
2022	40,148
Thereafter	100,294
Total	$290,634

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

The following table presents details of our software development costs as of June 30, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Amortization	Balance at June 30, 2018
Software Development Costs	$363,777	$175,612	$(159,387)	$380,002
	$363,777	$175,612	$(159,387)	$380,002

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $80,372 and $81,822 for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense for software development costs was $159,388 and $132,870 for the six months ended June 30, 2018 and 2017, respectively.

The estimated future amortization expense of software development costs as of June 30, 2018 is as follows:

Year ending December 31,	Amount
2018	$329,478
2019	50,524
2020	-
2021	-
2022	-
Thereafter	-
Total	$380,002

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2018 and December 31, 2017:

Facility	Maturity	Interest Rate	Balance at June 30, 2018	Balance at December 31, 2017
BDC Term Loan	December 15, 2018	12%	$359,244	$358,466
ACOA Note	May 1, 2021	-	165,149	175,632
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	-	1,882,936
Bridge Loan Promissory Note		24%	750,000	-
Related Party Note	March 31, 2020	15%	80,000	-
Total Debt			1,354,393	2,417,034
Debt discount			-	7,786
Less current portion			(1,140,133)	(2,244,010)
Long-term debt, net of current portion			$214,260	$180,810

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

Bridge Loan Promissory Note

On April 19, 2018, the Company entered into a bridge financing agreement (“Promissory Note”) for up to $1,000,000. The Promissory Note carries an interest rate of 2% per thirty days and a facility fee of 1% of the maximum loan amount. Under this agreement the note automatically renews every thirty days until paid in full. As of June 30, 2018, the outstanding principal balance of this Promissory Note was $750,000.

Related Party Note

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  We sold Notes in the aggregate principal amount of $1,080,000, including $880,000 of Notes purchased by certain officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  In June 2018, the holders of Notes in the principal amount of $1,000,000, including $800,000 of Notes held by certain officers and directors, canceled $1,000,000 of principal and $47,583 of accrued interest for 1,047,583 shares of our common stock at the rate of $1.00 per share.

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

The Company capitalized debt issuance costs of $42,287 as of June 30, 2018 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of March 31, 2018, the Company has fully amortized these costs.

Interest Expense

Interest expense was $109,635 and $31,501 during the three months ended June 30, 2018 and 2017, respectively.

Interest expense was $167,124 and $52,607 during the six months ended June 30, 2018 and 2017, respectively.

7.  Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 7,080,016 and 636,143 related to restricted stock awards during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. The Company issued 152,085 shares related to exercises of stock options and 484,058 restricted stock awards in the year ended December 31, 2017.

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

In June 2018, the Company commenced a private placement of its common shares at an offering price of $1.00 per shares. As of June 30, 2018, the Company had sold 5,047,583 shares of its common stock for gross proceeds of $5,047,583 including $4,000,000 of cash and the cancellation of $1,000,000 of principal, $47,583 of accrued interest, and a loss on conversion of $41,902 under its February 2018 private placement Notes (See Note 6).

As of June 30, 2018, and December 31, 2017 we had an equity payable balance of $100,862 and $100,862, respectively.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2017 and for the six months ended June 30, 2018:

Options
Outstanding at December 31, 2016	5,757,880
Granted	3,027,500
Exercised	(152,085)
Forfeit/canceled	(1,451,053)
Expired	(363,294)
Outstanding at December 31, 2017	6,818,948
Granted	550,000
Exercised	(12,500)
Forfeit/canceled	(1,162,319)
Expired	(1,229,878)
Outstanding at June 30, 2018	4,964,251

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

In the three months ended June 30, 2018, the Company granted seven employees a total of 250,000 options to purchase shares of the Company common stock at prices ranging from $0.90 to $1.40 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 84% and an option value of $0.82 was $235,452.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$62,187	$224,817	$217,851	$447,361
Sales and marketing	55,617	31,440	124,097	63,604
Engineering, research, and development	37,098	55,749	65,796	75,935
	$154,902	$312,006	$407,744	$586,900

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,
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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2017 and for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	994,417	$0.72	0.08	$731,845
Awarded	199,513	$0.73	0.70	$-
Released	(484,058)	$-	-	$-
Canceled/forfeited/expired	(47,072)	$0.72	-	$-
Outstanding at December 31, 2017	662,800	$0.72	0.70	$795,360
Awarded	-	$-	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at June 30, 2018	662,800	$0.33	0.75	$516,984

Expected to vest at June 30, 2018	662,800	$-	-	$516,984
Vested at June 30, 2018	417,770	$-	-	$325,861
Unvested at June 30, 2018	245,030	$-	-	$191,123
Unrecognized expense at June 30, 2018	$162,687

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$8,702	$56,416	$30,546	$118,940
	$8,702	$56,416	$30,546	$118,940

As of June 30, 2018, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At June 30, 2018, we had warrants to purchase 4,529,164 shares of common stock at $1.20 per share and 605,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 2,762,868 shares expire in 2018, warrants to purchase 1,558,356 shares expire in 2019, and warrants to purchase 813,125 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2018 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$670,636	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$676,436	$-

9.  Commitments and Contingencies

Litigation

On July 2, 2018, a former employee of ours filed an action against us in the Superior Court of the State of Arizona in and for Maricopa County (Armstrong v. Mobivity Holdings Corp., et al. Case No. CV-2018-052706).  The lawsuit generally alleges that we failed to pay the plaintiff a bonus and commissions totaling $284,350.  The complaint seeks treble damages, totaling $853,050, and plaintiff’s attorneys’ fees and costs.  We deny that the claims in the action have any merit and intend to vigorously defend the action.

10.  Related Party Transactions

As discussed in Note 7, we conducted the private placement of our securities during the six months ended June 30, 2017 for the gross proceeds of $1,953,600. One officer and one director of the Company participated in the private placement investing a total of $1,025,000 in exchange for 1,708,333 shares of our common stock.

As discussed in Note 6, we conducted the private placement of Notes in February 2018. Certain officers and directors purchased Notes in the aggregate principal amount of $880,000. In connection our private placement of common stock commenced in June 2018 (see Note 7), those officers and directors cancelled all principal and interest under the Notes in June 2018 at the rate of $1.00 per share.

11.  Subsequent Events

Between July 1, 2018 and July 30, 2018, the Company sold an additional 1,775,000 shares of common stock for cash of $1,775,000 as part of the private placement commenced in June 2018. See Note 7.

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

We intend to continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong pipeline and growth prospects; (3) break-even or positive cash flow; (4) opportunities for substantial expense reductions through integration into our platform; (5) strong sales teams; and (6) technology and services that further build out and differentiate our platform. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.

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

June 2018 Private Placement

In June 2018, we commenced a private placement of our common shares at an offering price of $1.00 per shares. As of June 30, 2018, we had sold 5,047,583 shares of our common stock for gross proceeds of $5,047,583 including $4,000,000 of cash and the cancellation of $1,000,000 of principal $47,583 of accrued interest under our February 2018 private placement Notes. Between July 1, 2018 and July 30, 2018, we sold an additional 1,775,000shares of common stock for cash of $1,775,000.

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

Revenues for the three months ended June 30, 2018 were $1,366,239, a decrease of $872,441, or 39%, compared to the same period in 2017. This decrease is primarily due to the timing of certain orders that will be recognized in the next quarter compared to last year. In addition, our adoption of ASC 606 as of January 1, 2018, which resulted in the acceleration of revenue recognition for sales of custom products subject to a non-cancellable customer purchase order. The adoption of ASC 606 resulted in our realization of $206,115 of revenue in the first quarter of 2018 that we would have realized in the three months ended June 30, 2018 but for the adoption of ASC 606.

Revenues for the six months ended June 30, 2018 were $5,059,567, an increase of $707,583, or 16%, compared to the same period in 2017. This increase is primarily due to our adoption of ASC 606 as of January 1, 2018.  This increase is offset by a decrease related to the timing of certain orders that will be recognized in the next quarter compared to last year. The adoption of ASC 606 resulted in our realization of $1,422,616 of revenue in the six months ended June 30, 2018 that we would have realized in the other periods but for the adoption of ASC 606.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2018 was $756,130, an increase of $156,394, or 26%, compared to the same period in 2017. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

Cost of revenues for the six months ended June 30, 2018 was $1,549,519, an increase of $392,393, or 34%, compared to the same period in 2017. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $136,769, or 16%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in general and administrative expense was primarily due to an decrease in personnel and related share based compensation expenses.

General and administrative expenses decreased $93,609, or 5%, during the six months ended June 30, 2018 compared to the same period in 2017. The decrease in general and administrative expense was primarily due to an increase in personnel and related stock based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $76,210, or 9%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower personnel and related stock based compensation expenses.

Sales and marketing expenses increased $417,658, or 23%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to higher personnel and related stock based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $650,529, or 61%, during the three months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily due to a decrease in personnel related costs as compared to 2017 to support the Company’s growth.

Engineering, research & development expenses increased $53,024, or 3%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to an increase in personnel related costs as compared to 2017 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense decreased $730 or 1%, during the three months ended June 30, 2018 compared to the same period in 2017. Depreciation and amortization expense increased $27,495 or 16%, during the six months ended June 30, 2018 compared to the same period in 2017.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $78,134, or 248%, during the three months ended June 30, 2018 compared to the same period in 2017. Interest expense increased $114,517, or 218%, during the six months ended June 30, 2018 compared to the same period in 2017. The increase in interest expense for the three and six months ended June 30, 2018 is primarily related to interest on notes payable for the Livelenz subsidiary and borrowings against the Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and six months ended June 30, 2018 was $1 Canadian equals $0.78 and $0.75 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $1,290 and $1,620 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

As discussed above, during the six months ended June 30, 2018, we conducted (i) a warrant solicitation at $1.00 per share resulting in additional capital of $2,018,125, (ii) sold unsecured promissory notes (in the aggregate principal amount of $1,080,000 and (iii) commenced a private placement of our common shares at an offering price of $1.00 per shares, of which we had sold as of June 30, 2018, 5,047,583 shares of common stock for gross proceeds of $5,047,583 including $4,000,000 of cash and the cancellation of $1,000,000 of principal $47,583 of accrued interest under the aforementioned notes and ,between July 1, 2018 and July 30, 2018, we sold an additional 1,775,000shares of common stock for cash of $1,775,000.

As of June 30, 2018, we had current assets of $5,950,269, including $4,242,884 in cash, and current liabilities of $5,452,065, resulting in a working capital of $498,204, which does not give effect to our receipt of an additional $1,775,000 during the month of July 2018 from the offering of our common shares.

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

Cash Flows

	Six Months Ended
	June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,206,426)	$(368,022)
Investing activities	(185,567)	(306,468)
Financing activities	6,117,721	61,160
Effect of foreign currency translation on cash flow	57,097	(255)
Net change in cash	$3,782,825	$(613,585)

Operating Activities

We used cash from operating activities totaling $2,206,426 during the six months ended June 30, 2018 and used cash of $368,022 during the six months ended June 30, 2017. The operating activities included non-cash items related to the stock based compensation of $407,744 and the adjustments related to ASC 606 of $610,206.

Investing Activities

We used $185,567 for investing activities during the six months ended June 30, 2018 consisted of $9,953 in purchased equipment and $175,614 of capitalized software development costs.

Financing Activities

Financing activities provided $6,117,721 for the six months ended June 30, 2018 includes payments on notes payable of $2,140,722, net proceeds from notes payable of $2,095,000, and proceeds from the issuance of common stock of $6,163,443.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2018 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On July 2, 2018, a former employee of ours filed an action against us in the Superior Court of the State of Arizona in and for Maricopa County (Armstrong v. Mobivity Holdings Corp., et al. Case No. CV-2018-052706). The lawsuit generally alleges that we failed to pay the plaintiff a bonus and commissions totaling $284,350. The complaint seeks treble damages, totaling $853,050, and plaintiff’s attorneys’ fees and costs. We deny that the claims in the action have any merit and intend to vigorously defend the action.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. Other than the action mentioned above, there are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

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

On June 29, 2018, the Company issued 5,047,583 shares of our common stock, at a price of $1.00 per share, for gross proceeds of $4,000,000 in cash, $1,000,000 for the extinguishment of debt, and $47,583 in related accrued interest and loss on conversion of $41,706.

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

Mobivity Holdings Corp.

Date: August 14, 2018	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer (Principal Accounting Officer)