Form 10-Q
period 2018-09-30
MOBIVITY HOLDINGS CORP.
filed 2018-11-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, the registrant had 45,904,948 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$5,119,562	$460,059
Accounts receivable, net of allowance for doubtful accounts of $9,828 and $2,280, respectively	2,445,292	885,743
Other current assets	215,699	209,536
Total current assets	7,780,553	1,555,338
Goodwill	803,118	803,118
Intangible assets, net	771,991	676,436
Accounts receivable, long term	2,410,130	-
Other assets	92,179	88,916
TOTAL ASSETS	$11,857,971	$3,123,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,118,287	$1,096,003
Accrued interest	6,100	1,168
Accrued and deferred personnel compensation	554,137	590,500
Deferred revenue and customer deposits	3,418,025	1,429,266
Notes payable, net - current maturities	332,312	2,236,224
Other current liabilities	731,421	226,355
Total current liabilities	6,160,282	5,579,516

Non-current liabilities
Notes payable, net - long term	205,786	180,810
Other long term liabilities	1,509,662	-
Total non-current liabilities	1,715,448	180,810
Total liabilities	7,875,730	5,760,326
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,904,948 and 37,025,140, shares issued and outstanding	45,905	37,025
Equity payable	100,862	100,862
Additional paid-in capital	87,500,045	77,910,842
Accumulated other comprehensive loss	(46,846)	(65,764)
Accumulated deficit	(83,617,725)	(80,619,483)
Total stockholders' equity	3,982,241	(2,636,518)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,857,971	$3,123,808

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Revenues	$4,561,368	$2,083,987	$9,620,935	$6,436,072
Cost of revenues	1,021,285	786,385	2,570,804	1,943,534
Gross profit	3,540,083	1,297,602	7,050,131	4,492,538
Operating expenses
General and administrative	857,095	652,762	2,876,029	2,516,249
Sales and marketing	792,678	836,767	3,046,521	2,673,087
Engineering, research, and development	1,683,738	1,177,318	3,637,996	3,080,037
Depreciation and amortization	87,526	105,510	283,224	273,716
Total operating expenses	3,421,037	2,772,357	9,843,770	8,543,089
Income (loss) from operations	119,046	(1,474,755)	(2,793,639)	(4,050,551)
Other income/(expense)
Interest income	279	962	881	2,878
Interest expense	(25,913)	(62,748)	(193,036)	(115,363)
Gain on sale of fixed assets	-	-	(8,722)	-
Foreign currency (loss) gain	(2,106)	(931)	(3,726)	(4,120)
Total other income/(expense)	(27,740)	(62,717)	(204,603)	(116,605)
Income (loss) before income taxes	91,306	(1,537,472)	(2,998,242)	(4,167,156)
Income tax expense	-	-	-	-
Net Income (loss)	91,306	(1,537,472)	(2,998,242)	(4,167,156)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	38,179	(20,294)	18,918	(36,158)
Comprehensive income (loss)	$129,485	$(1,557,766)	$(2,979,324)	$(4,203,314)
Net income (loss) per share:
Basic	$0.00	$(0.04)	$(0.07)	$(0.11)
Diluted	$0.00	$(0.04)	$(0.07)	$(0.11)
Weighted average number of shares:
Basic	45,719,664	36,683,122	41,325,443	36,488,448
Diluted	53,394,242	36,683,122	41,325,443	36,488,448

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2016	36,388,997	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	2,129,164
Issuance of common stock for options exercised	152,085	152	-	82,646	-	-	82,798
Issuance of common stock for restricted stock awards	484,058	484	-	(484)	-	-	-
Stock based compensation	-	-	-	1,130,297	-	-	1,130,297
Foreign currency translation adjustment	-	-	-	-	(32,765)	-	(32,765)
Net loss	-	-	-	-	-	(5,946,012)	(5,946,012)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,018,125	2,018	-	2,151,829	-	-	2,153,847
Issuance of common stock for debt conversion	1,047,583	1,047	-	1,088,439	-	-	1,089,486
Issuance of common stock for cashless warrant conversion	1,808	2	-	(2)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	558,254	-	-	558,254
Foreign currency translation adjustment	-	-	-	-	18,918	-	18,918
Net loss	-	-	-	-	-	(2,998,242)	(2,998,242)
Balance, September 30, 2018	45,904,948	$45,905	$100,862	$87,500,045	$(46,846)	$(83,617,725)	$3,982,241

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(2,998,242)	$(4,167,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	9,878	(7,277)
Loss on conversion of debt	41,903	-
Amortization of deferred financing costs	-	20,245
Stock-based compensation	558,254	855,738
Loss on disposal of fixed assets	8,722	-
Depreciation and amortization expense	283,224	273,716
Adjustments due to ASC 606	(1,495,290)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(348,260)	(159,958)
Other current assets	(6,347)	(106,813)
Other assets	-	10,957
Accounts payable	27,371	351,089
Accrued interest	(62,615)	1,040
Accrued and deferred personnel compensation	(36,340)	(252,394)
Other liabilities - non-current	4,705	-
Other liabilities - current	(19,176)	(19,787)
Deferred revenue and customer deposits	1,989,098	1,963,429
Net cash provided by (used in) operating activities	(2,043,115)	(1,237,171)
INVESTING ACTIVITIES
Purchases of equipment	(20,306)	(4,989)
Cash paid for patent	-	(16,810)
Capitalized software development costs	(356,865)	(382,023)
Net cash used in investing activities	(377,171)	(403,822)
FINANCING ACTIVITIES
Payments on notes payable	(2,984,472)	-
Deferred financing costs	-	(15,000)
Net borrowings under line of credit agreement	-	1,999,531
Proceeds from notes payable	2,095,000	114,749
Proceeds from issuance of common stock, net of issuance costs	7,950,343	59,797
Net cash provided by financing activities	7,060,871	2,159,077

Effect of foreign currency translation on cash flow	18,918	2,560

Net change in cash	4,659,503	520,644
Cash at beginning of period	460,059	1,188,485
Cash at end of period	$5,119,562	$1,709,129
Supplemental disclosures:
Cash paid during period for:
Interest	$25,913	$115,363
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$2	$-
Issuance of common stock for debt conversion	$1,047,584	$-
Issuance of common stock from restricted stock awards	$-	$264

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018.

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

As of September 30, 2018, and December 31, 2017, we recorded an allowance for doubtful accounts of $9,828 and $2,280 respectively.

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

During the nine months ended September 30, 2018, three customers accounted for 73% of our revenues. During the nine months ended September 30, 2017, two customers accounted for 69% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three and nine months ended September 30, 2018, the comprehensive income (loss) was $129,485 and $(2,979,324) respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2018 and 2017, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

The Company adopted the new standard in the first quarter of its fiscal 2018, using the modified retrospective method. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The most significant impact of the adoption of ASC 606 to the Company relates to the acceleration of revenue recognition for sale of custom products subject to non-cancellable customer purchase orders.

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

The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and our condensed consolidated balance sheet as of September 30, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
Revenues
Revenues	$4,561,368	$2,188,590	$2,372,778	$9,620,935	$3,631,206	$5,989,729
Cost of revenues	1,021,285	-	1,021,285	2,570,804	-	2,570,804
Gross profit	3,540,083	2,188,590	1,351,494	7,050,131	3,631,206	3,418,926

Operating expenses
General and administrative	857,095	130,366	726,729	2,876,029	213,607	2,662,422
Sales and marketing	792,678	-	792,678	3,046,521	-	3,046,521
Engineering, research, and development	1,683,738	1,173,295	510,443	3,637,996	1,922,465	1,715,531
Depreciation and amortization	87,526	-	87,526	283,224	-	283,224
Total operating expenses	3,421,037	1,303,661	2,117,376	9,843,770	2,136,072	7,707,698
Income (loss) from operations	119,046	884,929	(765,883)	(2,793,639)	1,495,134	(4,288,773)
Other income/(expense)
Interest income	279	-	279	881	-	881
Interest expense	(25,913)	-	(25,913)	(193,036)	-	(193,036)
Gain on sale of fixed assets	-	-	-	(8,722)	-	(8,722)
Foreign currency (loss) gain	(2,106)	-	(2,106)	(3,726)	-	(3,726)
Total other income/(expense)	(27,740)	-	(27,740)	(204,603)	-	(204,604)
Income (loss) before income taxes	91,306	884,929	(793,623)	(2,998,242)	1,495,134	(4,493,376)
Income tax expense	-	-	-	-	-	-
Net income (loss)	91,306	884,929	(793,623)	(2,998,242)	1,495,134	(4,493,376)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	38,179	-	38,179	18,918	-	18,918
Comprehensive income (loss)	$129,485	$884,929	$(755,444)	$(2,979,324)	$1,495,134	$(4,474,458)

Net income (loss) per share:
Basic	$0.00	$0.02	$(0.01)	$(0.07)	$0.04	$(0.11)
Diluted	$0.00	$0.02	$(0.01)	$(0.07)	$0.04	$(0.11)

Weighted average number of shares outstanding:
Basic	45,719,664	45,719,664	45,719,664	41,325,443	41,325,443	41,325,443
Diluted	53,394,242	53,394,242	53,394,242	41,325,443	41,325,443	41,325,443

Condensed Consolidated Balance Sheet

	September 30, 2018 As Reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
ASSETS
Current assets
Cash	$5,119,562	$-	$5,119,562
Accounts receivable, net of allowance for doubtful accounts of $9,828	2,445,292	(1,221,076)	1,224,216
Other current assets	215,699	-	215,699
Total current assets	7,780,553	(1,221,076)	6,559,477
Goodwill	803,118	-	803,118
Intangible assets, net	771,991	-	771,991
Accounts receivable, long term	2,410,130	(2,410,130)	-
Other assets	92,179	-	92,179
TOTAL ASSETS	$11,857,971	$(3,631,206)	$8,226,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,118,287	$-	$1,118,287
Accrued interest	6,100	-	6,100
Accrued and deferred personnel compensation	554,137	-	554,137
Deferred revenue and customer deposits	3,418,025	-	3,418,025
Notes payable, net - current maturities	332,312	-	332,312
Other current liabilities	731,421	(672,340)	59,081
Total current liabilities	6,160,282	(672,340)	5,487,942

Non-current liabilities
Notes payable, net - long term	205,786	-	205,786
Other long term liabilities	1,509,662	(1,463,732)	45,930
Total non-current liabilities	1,715,448	(1,463,732)	251,716
Total liabilities	7,875,730	(2,136,072)	5,739,658

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,904,948 and 45,904,948, shares issued and outstanding	45,905	-	45,905
Equity payable	100,862	-	100,862
Additional paid-in capital	87,500,045	-	87,500,045
Accumulated other comprehensive loss	(46,846)	-	(46,846)
Accumulated deficit	(83,617,725)	(1,495,134)	(85,112,859)
Total stockholders' equity	3,982,241	(1,495,134)	2,487,107
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,857,971	$(3,631,206)	$8,226,765

4.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2018 and December 31, 2017 was $803,118.

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2018
Patents and trademarks	$118,178	$-	$-	$(8,460)	$(1,277)	$108,441
Customer and merchant relationships	153,448	-	-	(18,414)	-	135,034
Trade name	41,033	-	-	(4,867)	(117)	36,049
	$312,659	$-	$-	$(31,741)	$(1,394)	$279,524

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $9,976 and $10,796 for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense for intangible assets was $31,741 and $32,297 for the nine months ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2018 is as follows:

Year ending December 31,	Amount
2018	$11,604
2019	43,963
2020	42,201
2021	40,148
2022	40,148
Thereafter	101,460
Total	$279,524

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

The following table presents details of our software development costs as of September 30, 2018 and December 31, 2017:

	Balance at December 31, 2017	Additions	Amortization	Balance at September 30, 2018
Software Development Costs	$363,777	$356,865	$(228,175)	$492,467
	$363,777	$356,865	$(228,175)	$492,467

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $68,788 and $87,821 for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense for software development costs was $228,175 and $220,691 for the nine months ended September 30, 2018 and 2017, respectively.

The estimated future amortization expense of software development costs as of September 30, 2018 is as follows:

Year ending December 31,	Amount
2018	$97,953
2019	249,594
2020	144,920
2021	-
2022	-
Thereafter	-
Total	$492,467

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2018 and December 31, 2017:

Facility	Maturity	Interest Rate	Balance at September 30, 2018	Balance at December 31, 2017
BDC Term Loan	December 15, 2018	12%	$304,829	$358,466
ACOA Note	May 1, 2021	-	153,269	175,632
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	-	1,882,936
Bridge Loan Promissory Note		24%	-	-
Related Party Note	March 31, 2020	15%	80,000	-
Total Debt			538,098	2,417,034
Debt discount			-	7,786
Less current portion			(332,312)	(2,244,010)
Long-term debt, net of current portion			$205,786	$180,810

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

Bridge Loan Promissory Note

On April 19, 2018, the Company entered into a bridge financing agreement (“Promissory Note”) for up to $1,000,000. The Promissory Note carries an interest rate of 2% per thirty days and a facility fee of 1% of the maximum loan amount. Under this agreement the note automatically renews every thirty days until paid in full. As of September 30, 2018, this Promissory Note has been paid off and closed.

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

The Company capitalized debt issuance costs of $42,287 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of March 31, 2018, the Company has fully amortized these costs.

Interest Expense

Interest expense was $25,913 and $62,748 during the three months ended September 30, 2018 and 2017, respectively.

Interest expense was $193,036 and $115,363 during the nine months ended September  30, 2018 and 2017, respectively.

7.  Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 100,000,000.

The Company issued shares of common stock of 0 and 636,143 related to restricted stock awards during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. The Company issued 152,085 shares related to exercises of stock options and 484,058 restricted stock awards in the year ended December 31, 2017.

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

In June 2018, the Company commenced a private placement of its common shares at an offering price of $1.00 per share. As of September 30, 2018, the Company had sold 5,775,000 shares of its common stock for gross proceeds of $5,775,000. In addition the Company issued 1,047,583 shares of its common stock associated with the cancellation of $1,000,000 of principal, $47,583 of accrued interest, and a loss on conversion of $41,902 under its February 2018 private placement Notes (See Note 6).

On August 29, 2018, the Company issued 24,792 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $11,875 in conjunction with one employee that exercised vested stock options.

As of September 30, 2018 and December 31, 2017, we had an equity payable balance of $100,862 and $100,862, respectively.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2017 and for the nine months ended September 30, 2018:

Options
Outstanding at December 31, 2016	5,757,880
Granted	3,027,500
Exercised	(152,085)
Forfeit/canceled	(1,451,053)
Expired	(363,294)
Outstanding at December 31, 2017	6,818,948
Granted	550,000
Exercised	(12,500)
Forfeit/canceled	(1,162,319)
Expired	(1,308,786)
Outstanding at September 30, 2018	4,885,343

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

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$111,003	$137,395	$328,854	$432,322
Sales and marketing	4,982	51,686	129,079	115,290
Engineering, research, and development	34,525	53,294	100,321	130,688
	$150,510	$242,375	$558,254	$678,300

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rate	2.65%	1.96%
Expected life (years)	6.00	6.00
Expected dividend yield	-	-
Expected volatility	104.06%	84.94%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2017 and for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	994,417	$0.72	0.08	$731,845
Awarded	199,513	$0.73	0.70	$-
Released	(484,058)	$-	-	$-
Canceled/forfeited/expired	(47,072)	$0.72	-	$-
Outstanding at December 31, 2017	662,800	$0.72	0.70	$795,360
Awarded	-	$-	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at September 30, 2018	662,800	$0.72	-	$516,984

Expected to vest at September 30, 2018	662,800	$-	-	$516,984
Vested at September 30, 2018	662,800	$-	-	$516,984
Unvested at September 30, 2018	-	$-	-	$-
Unrecognized expense at September 30, 2018	$-

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$-	$(93,935)	$30,546	$177,438
	$-	$(93,935)	$30,546	$177,438

As of September 30, 2018, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

There were no warrants issued during the year ended December 31, 2017 or during the nine months ended September 30, 2018.

At September 30, 2018, we had warrants to purchase 1,546,250 shares of common stock at $1.20 per share and 580,185 at $1.00 per share, respectively, which are outstanding. Of this amount, warrants to purchase 1,384,435 shares expire in 2019, and warrants to purchase 742,000 shares expire in 2020.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2018 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$771,991	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2017 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$676,436	$-

9.  Commitments and Contingencies

Litigation

On July 2, 2018, a former employee of ours filed an action against us in the Superior Court of the State of Arizona in and for Maricopa County (Armstrong v. Mobivity Holdings Corp., et al. Case No. CV-2018-052706). The lawsuit generally alleges that we failed to pay the plaintiff a bonus and commissions totaling $284,350. The complaint seeks treble damages, totaling $853,050, and plaintiff’s attorneys’ fees and costs. The parties to the lawsuit participated in a private mediation held on September 25, 2018 that resulted in a settlement of the matter. The lawsuit was formally dismissed with prejudice on October 8, 2018 in consideration of our agreement to pay the plaintiff $200,000.

10.  Related Party Transactions

As discussed in Note 7, we conducted the private placement of our securities during the nine months ended September 30, 2017 for the gross proceeds of $1,953,600. One officer and one director of the Company participated in the private placement investing a total of $1,025,000 in exchange for 1,708,333 shares of our common stock.

As discussed in Note 6, we conducted the private placement of Notes in February 2018. Certain officers and directors purchased Notes in the aggregate principal amount of $880,000. In connection our private placement of common stock commenced in June 2018 (see Note 7), those officers and directors converted all principal and interest under the Notes in June 2018 into common shares at the rate of $1.00 per share.

11.  Subsequent Events

There were no subsequent events through the date that the financial statements were issued, except as provided below.

On November 14, 2018, we entered into an Asset Purchase Agreement with Belly, Inc., a Delaware corporation, pursuant to which we have agreed to purchase from Belly, and Belly has agreed to sell to us, certain operating assets relating to Belly’s proprietary digital customer loyalty platform, including client contracts, accounts receivable and intellectual property, in exchange for our payment of $3,000,000, subject to working capital adjustments. Belly was founded in 2001 and was originally funded by Andreessen Horowitz, Lightbank, NEA, DAG Ventures, Cisco and 7-Ventures, LLC (a subsidiary of 7-Eleven, Inc). Belly is a platform-first technology company enabling businesses of all sizes to create digital connections that result in personal relationships with their customers. Belly’s platform has been deployed to more than 5,000 merchant locations and 7 million consumers. Our acquisition of the Belly assets is expected to be accretive to our top and bottom line revenue figures. The Asset Purchase Agreement contains customary representations, warranties and indemnities on the part of Belly. The closing of the acquisition is expected to take place on or about November 14, 2018, subject to usual and customary closing conditions. We intended to finance the acquisition through our cash on hand.

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property.

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

Recent Events

2018 Warrant Exercise

Between January 19, 2018 and March 31, 2018, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders were permitted to exercise their warrants at a reduced exercise price for a period expiring on March 31, 2018.  At the commencement of the warrant offer, there were warrants outstanding that entitled their holders to purchase 5,134,349 shares of our common stock at exercise prices of $1.00 and $1.20 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 2,018,125 shares of our common stock, resulting in additional capital of $2,018,125.  We undertook this limited-time warrant exercise price reduction in order to raise additional capital without incurring further potential dilution to our stockholders. In addition, through the warrant holders’ acceptance of our offer, we significantly reduced the number of outstanding warrants and thereby simplified our capital structure.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

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

June 2018 Private Placement

In June and July 2018, we conducted a private placement of our common shares at an offering price of $1.00 per shares. We had sold a total of 6,822,583 shares of our common stock for gross proceeds of $6,822,583 including $5,775,000 of cash and the cancellation of $1,000,000 of principal $47,583 of accrued interest under our February 2018 private placement Notes.

November 2018 Acquisition of Belly

On November 14, 2018, we entered into an Asset Purchase Agreement with Belly, Inc., a Delaware corporation, pursuant to which we have agreed to purchase from Belly, and Belly has agreed to sell to us, certain operating assets relating to Belly’s proprietary digital customer loyalty platform, including client contracts, accounts receivable and intellectual property, in exchange for our payment of $3,000,000, subject to working capital adjustments. Belly was founded in 2001 and was originally funded by Andreessen Horowitz, Lightbank, NEA, DAG Ventures, Cisco and 7-Ventures, LLC (a subsidiary of 7-Eleven, Inc). Belly is a platform-first technology company enabling businesses of all sizes to create digital connections that result in personal relationships with their customers. Belly’s platform has been deployed to more than 5,000 merchant locations and 7 million consumers. Our acquisition of the Belly assets is expected to be accretive to our top and bottom line revenue figures. The Asset Purchase Agreement contains customary representations, warranties and indemnities on the part of Belly. The closing of the acquisition is expected to take place on or about November 14, 2018, subject to usual and customary closing conditions. We intended to finance the acquisition through our cash on hand.

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property.

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

Revenues for the three months ended September 30, 2018 were $4,561,368, an increase of $2,477,381, or 119%, compared to the same period in 2017. This increase is primarily due to our adoption of ASC 606 as of January 1, 2018. The adoption of ASC 606 resulted in our realization of $2,188,590 of revenue in the third quarter of 2018 that we would not have realized in period under the revenue recognition standards prior to the adoption of ASC 606.

Revenues for the nine months ended September 30, 2018 were $9,620,935, an increase of $3,184,843, or 49%, compared to the same period in 2017. This increase is primarily due to our adoption of ASC 606 as of January 1, 2018. The adoption of ASC 606 resulted in our realization of $3,631,206 of revenue in the nine months ended September 30, 2018 that we would not have realized in the nine months ended September 30, 2018 under the revenue recognition standards prior to the adoption of ASC 606.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2018 was $1,021,285, an increase of $234,900, or 30%, compared to the same period in 2017. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

Cost of revenues for the nine months ended September 30, 2018 was $2,570,804, an increase of $627,270, or 32%, compared to the same period in 2017. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $204,333, or 31%, during the three months ended September 30, 2018 compared to the same period in 2017. The increase in general and administrative expense was primarily due to the recognition of $130,366 in expenses related to the adoption of ASC 606.

General and administrative expenses increased $359,780, or 14%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in general and administrative expense was primarily due to the recognition of $213,607 in expenses related to the adoption of ASC 606.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $44,089, or 5%, during the three months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily due to lower personnel and related stock based compensation expenses.

Sales and marketing expenses increased $373,434, or 14%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to higher personnel and related stock based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $506,420, or 43%, during the three months ended September 30, 2018 compared to the same period in 2017. The increase in engineering, research & development expenses was primarily due to the recognition of $1,173,295 in expenses in the period related to the adoption of ASC 606 offset by a  decrease in personnel related costs as compared to 2017 to support the Company’s growth.

Engineering, research & development expenses increased $557,959, or 18%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in engineering, research & development expenses was primarily due to the recognition of $1,922,465 in expenses in the period related to the adoption of ASC 606 offset by a  decrease in personnel related costs as compared to 2017 to support the Company’s growth.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense decreased $17,984 or 17%, during the three months ended September 30, 2018 compared to the same period in 2017. Depreciation and amortization expense increased $9,508 or 3%, during the nine months ended September 30, 2018 compared to the same period in 2017.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $36,835, or 59%, during the three months ended September 30, 2018 compared to the same period in 2017. Interest expense increased $77,674, or 67%, during the nine months ended September 30, 2018 compared to the same period in 2017. The increase in interest expense for the three and nine months ended September 30, 2018 is primarily related to interest on notes payable for the Livelenz subsidiary and borrowings against the Facility.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three and nine months ended September 30, 2018 was $1 Canadian equals $0.78 and $0.75 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $2,106 and $3,726 for the three and nine months ended September 30, 2018, respectively.

Net Income (Loss)

The income (loss) for the three and nine months ended September 30, 2018 was $91,306 and $(2,998,243), respectively.

Liquidity and Capital Resources

As discussed above, during the nine months ended September 30, 2018, we conducted (i) a warrant solicitation at $1.00 per share resulting in additional capital of $2,018,125, (ii) sold unsecured promissory notes (in the aggregate principal amount of $1,080,000 and (iii) commenced a private placement of our common shares at an offering price of $1.00 per shares, of which we had sold as of June 30, 2018, 5,047,583 shares of common stock for gross proceeds of $5,047,583 including $4,000,000 of cash and the cancellation of $1,000,000 of principal and $47,583 of accrued interest under the aforementioned notes. Between July 1, 2018 and July 30, 2018, we sold an additional 1,775,000 shares of common stock for cash of $1,775,000.

As of September 30, 2018, we had current assets of $7,780,553, including $5,119,562 in cash, and current liabilities of $6,160,283, resulting in working capital of $1,620,270.

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

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,043,115)	$(1,237,171)
Investing activities	(377,171)	(403,822)
Financing activities	7,060,871	2,159,077
Effect of foreign currency translation on cash flow	18,918	2,560
Net change in cash	$4,659,503	$520,644

Operating Activities

We used cash from operating activities totaling $2,043,115 during the nine months ended September 30, 2018 and used cash of $1,237,171 during the nine months ended September 30, 2017. The operating activities included non-cash items related to the stock based compensation of $558,253 and the adjustments related to ASC 606 of $1,495,290.

Investing Activities

We used $377,171 for investing activities during the nine months ended September 30, 2018 consisted of $20,306 in purchased equipment and $356,865 of capitalized software development costs.

Financing Activities

Financing activities provided $7,060,871 for the nine months ended September 30, 2018 includes payments on notes payable of $2,984,472, net proceeds from notes payable of $2,095,000, and proceeds from the issuance of common stock of $7,950,343.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2018 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On July 2, 2018, a former employee of ours filed an action against us in the Superior Court of the State of Arizona in and for Maricopa County (Armstrong v. Mobivity Holdings Corp., et al. Case No. CV-2018-052706). The lawsuit generally alleges that we failed to pay the plaintiff a bonus and commissions totaling $284,350. The complaint seeks treble damages, totaling $853,050, and plaintiff’s attorneys’ fees and costs. The parties to the lawsuit participated in a private mediation held on September 25, 2018 that resulted in a settlement of the matter. The lawsuit was formally dismissed with prejudice on October 8, 2018 in consideration of our agreement to pay the plaintiff $200,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2018 and July 30, 2018, the Company sold 1,775,000 shares of common stock for cash of $1,775,000 as part of the private placement commenced in June 2018. See Note 7.

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

Mobivity Holdings Corp.

Date: November 14, 2018	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer (Principal Accounting Officer)