Form 10-K
period 2018-12-31
MOBIVITY HOLDINGS CORP.
filed 2019-04-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $33,416,152.

As of March 15, 2019, the registrant had 45,998,053 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2018

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

According to the U.S. Census Bureau, only 7% of commerce in the US occurs online which means 93% is still happening in the physical world. We believe that brands, and in particular restaurant and retail brands, need a better way to tie marketing activities to customer purchases, and then use the information to build a more relevant, personal experience for each customer, at a local and national level. Mobivity is giving brands the ability to connect (and measure) marketing communications in the physical world by unlocking POS and mobile data and marrying it with other traditional tactics to create a closed loop: in some cases, increasing response rates from 0.05% to 5% (or greater); improving online advertising conversion by 10X; and increasing revenue per ad by more than 2.5X.

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

Recurrency

Mobivity's Recurrency platform (formerly “SmartSuite”) unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions.  Recurrency is comprised of Recapture, Recognition, Receipt, Reach, Reup, and Belly Loyalty.

Recapture

Mobivity’s Recurrency begins with Recapture, which can capture, normalize, integrate, and store transaction data for almost any POS system. This provides a clean useful dataset upon which to predict and influence your customers’ buying behavior and deliver basket-level insights to your business.

Recognition

Mobivity’s Recognition is comprised of various reporting and analytics tools to uncover patterns in the buying behaviors of consumers and leverages that data to suggest pricing optimizations, and guide marketing campaigns.

Receipt

Mobivity’s Receipt unlocks the power of transactional data to create relevant and timely customer messages. Both clients and agencies are using Receipt to drive better results and make decisions around offers, promotions, and customer engagement through the medium of the printed receipt. Our Receipt solution enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system. Receipt is a software application that is installed on the POS, or directly onto receipt printer platforms, such as Epson’s OmniLink product, which dynamically controls what is printed on receipts such as coupons, announcements, or other calls-to-action, such as invitations to participate in a survey. Receipt includes a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to Receipt’s server back-end for storage and analysis via Recognition.

Reach

Mobivity’s Reach transforms standard short message service (“SMS”) and multimedia messaging service (“MMS”) messaging into a data-driven marketing medium. Mobivity’s Reach tracks and measures offer effectiveness at a more granular level than anything available in the industry, allowing clients to create smarter offers and drive higher redemption rates. Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s SMS/MMS mobile marketing campaign. Once the consumer has subscribed to our customer’s SMS/MMS mobile marketing campaign, our Web-based software solution serves as a tool by which our customers can initiate messages and other communications back to their subscribed consumers, as well as configure and administer their mobile marketing campaigns.

Reup

Mobivity’s Reup aids marketing to align focusing its attention on engaging the customer and trying to change their buying behavior. Reup allows clients to begin including, and rewarding, employee behavior as a key method to effect customer behavior and drive more revenue. By focusing on small changes - upsizing drinks, adding desserts, and promoting limited time offers - employees can have a dramatic impact on sales.

Belly Loyalty

Mobivity’s Belly Loyalty program focuses on a customer engagement with a customer-facing digital rewards platform via an app and digital pad. As a result of the Belly acquisition, Mobivity now has: a highly rated app (“Belly - Rewards Everyday”) on IOS and Android that leverages geolocation; an email messaging system that connects our clients to our customers; a loyalty program that rewards customer frequency.

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (SaaS) product that connects consumers to merchants and brands. The key elements to our strategy are:

•Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary Recapture POS technology. Several years of development went into designing Recapture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Reach platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS/MMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS/MMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our Recognition platform with Reach allows for full attribution of SMS/MMS offers, which we believe is a unique combination of both SMS/MMS text messaging and POS data.

•Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to increase significantly our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

•Acquire complementary businesses and technologies. We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong pipeline and growth prospects; (3) break-even or positive cash flow; (4) opportunities for substantial expense reductions through integration into our platform; (5) strong sales teams; and (6) technology and services that further build out and differentiate our platform. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.

•Build our intellectual property portfolio. We currently have seven issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Developments

We have entered into the following material transactions since January 1, 2017.

2017 Customer Contract Renewal and Expansion

On June 30, 2017 we renewed and expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of Mobivity’s Reach solution.  With personalized customer communications via text/social messaging (Reach), and optimized business performance (Recognition), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

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

November 2018 Acquisition of Certain Belly, Inc Assets

On November 14, 2018, we entered into an Asset Purchase Agreement with Belly, Inc., a Delaware corporation, pursuant to which we purchased from Belly, certain operating assets relating to Belly’s proprietary digital customer loyalty platform, including client contracts, accounts receivable and intellectual property, in exchange for our payment of $3,000,000, subject to working capital adjustments. Belly was founded in 2001 and was originally funded by Andreessen Horowitz, Lightbank, NEA, DAG Ventures, Cisco and 7-Ventures, LLC (a subsidiary of 7-Eleven, Inc). Belly is a platform-first technology company enabling businesses of all sizes to create digital connections that result in personal relationships with their customers. Belly’s platform has been deployed to more than 5,000 merchant locations and 7 million consumers. Our acquisition of the Belly assets is expected to be accretive to our top and bottom line revenue figures. The Asset Purchase Agreement contains customary representations, warranties and indemnities on the part of Belly. The closing of the acquisition took place on November 14, 2018, subject to usual and customary closing conditions. We financed the acquisition through our cash on hand.

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

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

The Mobivity Solution

Our Recurrency platform is designed to leverage point-of-sale data, along with cognitive computing, to increase visits, spend, and loyalty from consumers. We do this by capturing transaction detail, analyzing the data, and motivating customers and employees to take actions that improve business performance.

•Capture: Recall that more than 90% of our economy still functions “offline”. Our Recapture solution plays an integral part in bringing brick and mortar businesses into the digital future by creating an extensible point of access to their POS data. Recapture is a lightweight software client that can be installed in just about any POS system and immediately enables applications to operate off of real-time POS data. While our Reach and Receipt products utilize the data feed from Recapture, third party applications and other analytics tools can also leverage Recapture to expand their capabilities.

•Analyze. Often times marketers spend a large portion of their budget on marketing programs with little to no visibility into attributable sales. A 2016 IAB/Winterberry study reported cross-channel measurement and attribution would be the No. 1 tactic occupying respondents’ time last year, a whopping 63 percent year-over-year increase from the previous year. This is because understanding consumers’ offline behavior is mission-critical for brands and agencies looking to bridge the gap between the online and offline worlds. Our Recognition solution allows for easy access to POS data enabling full attribution of our Reach or Receipt campaigns, along with potentially linking offline POS data to other forms of digital marketing such as social or search advertising.

•Motivating Consumers. We motivate consumers and employees to improve business performance through our Receipt, Reach, and Reup applications that are powered by the POS data captured by Recapture, and analyzed by Recognition. This is where our ability to engage consumers through their mobile phone and track their behavior to any of these offline cash registers, combines with machine learning and artificial intelligence techniques to dial-in targeted marketing engagements that cause consumers to spend more. Our Reach solution has engaged more than nine million consumers across more than 30,000 retail locations while examining billions of purchase transactions. In one study, we worked with the analytics and data team of one of our largest clients where we studied the behavior of consumers both before and after their enrollment in a Reach marketing program. Together, we took a universe of hundreds of thousands of consumers and examined their purchases for a period of time before they joined the Reach program. We then tracked their purchases after they joined the program and learned that these consumers increased their overall spend by forty five percent. Restaurant’s fight tooth and nail for every 1% increase in spend, so this was an amazing result. Another brand challenged us to increase their customer frequency which had historically been an average of just one visit every 60 days. By leveraging our Receipt platform we were able to create a targeted offer program that printed coupons on consumers’ receipts. In some cases, consumers returned in eight days – far better than the historical average of 60 days. Within 90 days since launching the program, consumers are returning within days (instead of months) and the program is on pace to generate an ROI of more than 400%.

In the future, we intend to develop additional platform features with the goal of driving additional value by helping brick and mortar brands leverage POS data to drive business growth.

Marketing and Sales

We market and sell the services offered over our proprietary platform directly through our own sales force, via resellers, and in some cases through agents.

•Direct Sales. Our direct sales force is predominantly comprised of a small team of representatives employed by us to promote and sell our services in various geographical areas.

•Resellers. We sell our services via wholesale pricing of licensing and transactional fees to various resellers who market and sell the Mobivity services under their own brand.

•Agents. We also engage independent agents to market and sell our services under the Mobivity brand in return for payment of a commission or revenue share for customers they introduce to us.

•In addition to our direct and indirect sales channels, we also market our services online through our Website, Facebook, Twitter, LinkedIn, and other online channels. We also participate in various trade and industry events to build awareness and promote exposure to our services and brand.

Our services are predominantly marketed and sold in the form of a recurring software licensing fee that is determined by desired features and the number of physical locations our customers would like to deploy the services in. For example, a customer who exclusively utilizes our Reach feature for one location will pay a much lower recurring licensing fee that a marketer who desires our full breadth of product features and needs to drive localized marketing campaigns across 50 locations in various cities or locales.

In addition to license fees, we also arrange for a transaction fee in special cases where our customers require greater bandwidth or throughput to process large volumes of Reach-powered mobile messaging transactions. For example, a customer may want to utilize our services for a major sporting event when there may be tens of thousands of fans who are expecting a “score alert” sent to their mobile phone via a SMS/MMS text message. In this case, the required resources to facilitate a large number of SMS/MMS messages in a short period of time is much higher and therefore we may charge an additional per-SMS/MMS text message fee to our customer.

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

Our total engineering, research and development expenditures in 2018 and 2017 were $4,022,159 and $4,201,647, respectively.

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

We believe that the key competitive factors that differentiate us from our competitors include:

•Intellectual Property. We currently own seven patents that cover various approaches to facilitating SMS/MMS text messaging solutions and manipulating receipt content.

•Competitive pricing. We are unaware of any solution in the market that offers the ability to aggregate and analyze POS data (Recognition), activate mobile messaging campaigns (Reach), convert print receipts into targeted marketing transactions (Receipt), and shape employee performance in real-time (Reup) all from a single platform (Recurrency). Our platform approach will allow for bundled pricing strategies, or a la carte tactics, that could create unfair pricing advantages.

•Scalability. We believe that our platform is more scalable than most if not all of our competitors. We have scaled from around 1,000 POS integrations to more than 20,000 in just three years. Aside from the POS manufacturers themselves, we are unaware of any other solutions provider who is currently integrated with as many POS devices as we are.

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

U.S. Patent numbers 8,463,306 and 8,818,434 were issued on June 11, 2013 and August 26, 2014, respectively. U.S. Patent 9,307,430 was issued on April 5, 2016. These patents cover a method and system for testing a SMS/MMS text messaging network. The method and system allows for real-time testing of the initiation and completion of SMS/MMS text messages and any delivery delays across the major American mobile phone carriers, and accurately measures the progress on SMS/MMS broadcasts and records when a broadcast has been completed.

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

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

•Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be "clearly and conspicuously" disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer's attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.

•Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual's web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.

•Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC's discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.

•Marketing-Privacy Regulation. In addition, there are U.S. federal and state laws and EU member state and other country laws that govern SMS/MMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal, EU member state and other country laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.

•SMS/MMS and Location-Based Marketing Best Practices and Guidelines. We voluntarily comply with the guidelines of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct, which generally require notice and user consent for delivery of location-based services. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services.

•TCPA. The United States Telephone Consumer Protection Act, or TCPA, prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (ATDS) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.

•CAN-SPAM. The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given "express prior authorization." Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.

•Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage. EU member state laws also require consent for our receiving this information, and if our carrier customers fail to obtain such consent we could be subjected to civil or even criminal penalties.

•Security Breach Notification Requirements. EU member state laws require notice to the member state data protection authority of a data security breach involving personal data if the breach poses a risk to individuals. In addition, Germany enacted a broad requirement to notify individuals in the event of a data security breach that is likely to be followed by notification requirements to data subjects in other EU member states. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. Japan and Uruguay have also enacted security breach notice requirements. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.

•Children. The Children's Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

Employees

As of April 10, 2019, we had 58 employees, consisting of 37 full-time and two part-time in research and development, 13 full-time in sales and marketing, and seven full-time in general and administrative.

Item 1A.  Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2018, we had a working capital deficit of $(3,580,179).  While we believe that our working capital on hand, along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

Our sales efforts to large enterprises require significant time and effort and could hinder our ability to expand our customer base and increase revenue. Attracting new customers to our large enterprise division requires substantial time and expense, especially in an industry that is so heavily dependent on personal relationships with executives. We cannot assure that we will be successful in establishing new relationships or maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to customers who do not currently perform mobile marketing or advertising or are unfamiliar with our current services or platform. Further, many of our customers typically require input from one or more internal levels of approval. As a result, during our sales effort, we must identify multiple people involved in the purchasing decision and devote a sufficient amount of time to presenting our products and services to those individuals. The complexity of our services often requires us to spend substantial time and effort assisting potential customers in evaluating our products and services including providing demonstrations and benchmarking against other available technologies. We expect that our sales process will become less burdensome as our products and services become more widely known and used. However, if this change does not occur, we will not be able to expand our sales effort as quickly as anticipated and our sales will be adversely affected.

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

Failure to adequately manage our growth may seriously harm our business. We operate in an emerging technology market and have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our products and services may suffer, which could negatively affect our brand and operating results. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•implement additional management information systems;

•develop additional levels of management within our company;

•locate additional office space in various countries; and

•maintain close coordination among our engineering, operations, legal, finance, sales and marketing and customer service and support organizations.

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

The market price of our common stock may be, and is likely to continue to be, highly volatile and subject to wide fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•announcements of new acquisitions or other business initiatives by our competitors;

•our ability to take advantage of new acquisitions or other business initiatives;

•quarterly variations in our revenues and operating expenses;

•changes in the valuation of similarly situated companies, both in our industry and in other industries;

•changes in analysts’ estimates affecting us, our competitors and/or our industry;

•changes in the accounting methods used in or otherwise affecting our industry;

•additions and departures of key personnel;

•announcements by relevant governments pertaining to additional quota restrictions; and

•fluctuations in interest rates and the availability of capital in the capital markets.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through December 2020 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $20,416.

We have a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,458 per month, excluding common area maintenance charges.

Item 3.  Legal Proceedings.

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except as described below and for routine litigation incurred in the normal course of business.

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New Yotk by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19).  In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities.  On February 7, 2019 the court granted a preliminary injunction enjoining Mobivity and the individual employees from working together at Mobivity or using any of the alleged confidential information.  The court also directed expedited discovery.  The court has set a conference date in the case for June 21, 2019.   We deny all liability on the part of Mobivity and we intend to vigorously defend against this lawsuit.

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

Year Ended December 31, 2018	High	Low
Fourth Quarter	$1.88	$1.16
Third Quarter	$1.60	$0.99
Second Quarter	$1.12	$0.80
First Quarter	$1.40	$0.95

Year Ended December 31, 2018	High	Low
Fourth Quarter	$1.25	$1.00
Third Quarter	$1.18	$0.70
Second Quarter	$0.79	$0.60
First Quarter	$0.89	$0.70

Holders of Record

As of March 26, 2019, there were 580 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2018 or 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2018 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2018. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	5,012,218	$1.15	5,572,797
Equity compensation plans approved by security holders	-	-	-
Total	5,012,218	$1.15	5,572,797

(1)Comprised of our 2010, 2013, and 2016 Incentive Stock Plans.

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

According to the U.S. Census Bureau, only 7% of commerce in the US occurs online which means 93% is still happening in the physical world. We believe that brands, and in particular restaurant and retail brands, need a better way to tie marketing activities to customer purchases, and then use the information to build a more relevant, personal experience for each customer, at a local and national level. Mobivity is giving brands the ability to connect (and measure) marketing communications in the physical world by unlocking POS and mobile data and marrying it with other traditional tactics to create a closed loop: in some cases, increasing response rates from 0.05% to 5% (or greater); improving online advertising conversion by 10X; and increasing revenue per ad by more than 2.5X.

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

Mobivity's Recurrency platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. Recurrency is comprised of Recapture, Recognition, Receipt, Reach, and Reup.

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

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of December 31, 2018, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes.

2017 Customer Contract Renewal and Expansion

On June 30, 2017 we renewed and expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of the Mobivity platform.  With personalized customer communications via text/social messaging (Reach), and optimized business performance (Recognition), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of 5 years and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program.  The 5-year term includes a six figure monthly minimum commitment that is prepaid to Mobivity on an annual basis.

November 2018 Acquisition of Certain Belly, Inc Assets

On November 14, 2018, we entered into an Asset Purchase Agreement with Belly, Inc., a Delaware corporation, pursuant to which we purchased from Belly, certain operating assets relating to Belly’s proprietary digital customer loyalty platform, including client contracts, accounts receivable and intellectual property, in exchange for our payment of $3,000,000, subject to working capital adjustments. Belly was founded in 2001 and was originally funded by Andreessen Horowitz, Lightbank, NEA, DAG Ventures, Cisco and 7-Ventures, LLC (a subsidiary of 7-Eleven, Inc). Belly is a platform-first technology company enabling businesses of all sizes to create digital connections that result in personal relationships with their customers. Belly’s platform has been deployed to more than

5,000 merchant locations and 7 million consumers. Our acquisition of the Belly assets is expected to be accretive to our top and bottom line revenue figures. The Asset Purchase Agreement contains customary representations, warranties and indemnities on the part of Belly. The closing of the acquisition took place on November 14, 2018, subject to usual and customary closing conditions. We financed the acquisition through our cash on hand.

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenues consist primarily of a suite of products under the re•currency platform (formerly “SmartSuite”).  The re•currency platform is comprised of re•capture, re•cognition (formerly “SmartAnalytics”), re•ceipt (formerly “SmartReceipt”), re•ach (formerly “SmartMessenger”), re•up (formerly “SmartScore”), Belly Loyalty, advertising model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the twelve months ended December 31, 2018 were $11,556,536, an increase of $2,964,581, or 35%, compared to $8,591,955 for the twelve months ended December 31, 2017. This increase is primarily due to an increase in customer contracts and our adoption of ASC 606 as of January 1, 2018. The adoption of ASC 606 resulted in our realization of $2,692,692 of revenue for the twelve months ended December 31, 2018 that we would not have realized in period under the revenue recognition standards prior to the adoption of ASC 606.

The following table sets forth our unaudited quarterly consolidated revenue, adjustments under ASC 606, and revenue under the previous standard, for the year ended December 31, 2018.

	For the Quarters Ended
	2018
	December 31	September 30	June 30	March 31
Revenues, as reported	$1,935,601	$4,561,368	$1,366,239	$3,693,328
Adjustments under ASC 606	938,514	(2,188,590)	206,115	(1,648,731)
Revenues under previous standard	$2,874,115	$2,372,778	$1,572,354	$2,044,597

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2018 was $3,932,334, an increase of $1,139,596, or 41%, compared to $2,792,738 for the twelve months ended December 31, 2017. This increase is primarily due to higher SMS/MMS messages sent during the period and higher application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2018 were $4,197,539, an increase of $840,373, or 25%, compared to $3,357,166 for the twelve months ended December 31, 2017. The increase in general and administrative expense was primarily due to an increase in overall operating costs and the recognition of $148,287 in expenses related to the adoption of ASC 606.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2018 were $3,931,469, an increase of $299,742, or 8%, compared to $3,631,727 for the twelve months ended December 31, 2017. This increase was primarily attributable to the increase in commissioned sales during the period.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2018 were $3,713,787, a decrease of $487,860, or 12%, compared to $4,201,647 for the twelve months ended December 31, 2017. The decrease in engineering, research, and development expense was primarily due to a decrease in overall operating costs offset by the recognition of $1,334,582 in expenses related to the adoption of ASC 606.

Goodwill Impairment

During 2018 and 2017, we recorded goodwill impairment charges of $2,288,057 and $0, respectively. The impairment charges were based on our valuation of these assets at December 31, 2018 and 2017. In the fourth quarter of 2018, through our annual testing of goodwill, we determined that this one-time, non-cash impairment was required. This non-cash impairment charge does not impact our ability to generate cash flow in the future and it is not tax deductible.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2018 were $486,255, an increase of $99,951, or 26%, compared to $386,304 for the twelve months ended December 31, 2017. This increase is primarily attributable to the increased amortization of our developed and acquired technologies.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2018 were $210,422, an increase of $41,378, or 24%, compared to $169,044 for the twelve months ended December 31, 2017. The increase is primarily attributable to the interest on short and long term borrowings during the year.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2018 and 2017 was $1 Canadian equals $0.77 U.S. Dollars. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

•The Company sells products primarily in U.S. Dollars; therefore, reported revenues are not highly impacted by foreign currency volatility.

•A portion of the Company’s expenses are incurred in Canadian Dollars and therefore fluctuate in U.S. Dollars as the U.S. Dollar varies. A weaker U.S. Dollar results in an increase in translated expenses, and a stronger U.S. Dollar results in a decrease.

•Changes in foreign currency rates also impact the translated value of the Company’s working capital that is held in Canadian Dollars. Foreign exchange rate fluctuations result in foreign exchange gains or losses based upon movement in the translated value of Canadian working capital into U.S. Dollars.

The change in foreign currency was a loss of $7,745 and $3,978 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $2,471,091, including $554,255 in cash, and current liabilities of $6,051,270, resulting in working capital deficit of $(3,580,179). Since December 31, 2018 and through the date of this report, we issued an unsecured note in the amount of $1,500,000, which is due February 2021.  We believe that as of the date of this report, our working capital on hand plus our expected cash flow from operations will be adequate to support our working capital for at least the next 12 months. However, there can be no assurance that we will not require additional capital within the next 12 months. If we require additional capital, we will seek to obtain this through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Years ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(4,548,912)	$(2,370,324)
Investing activities	(3,525,151)	(424,817)
Financing activities	8,226,826	1,066,199
Effect of foreign currency translation on cash flow	70,523	516
Net change in cash	$94,196	$(1,728,426)

Operating Activities

We used cash in operating activities totaling $4,548,912 in 2018 and $2,370,324 in 2017, respectively. The increase in cash used in operating activities in 2018 compared to 2017 was due primarily to a decrease in other current assets and the non-cash impact of ASC606.

Investing Activities

Investing activities during 2018 includes the acquisition of certain Belly assets of $3,000,000, $504,845 of capitalized software development costs, and $20,306 of equipment purchases. Investing activities during 2017 includes $390,517 of capitalized software development costs, $17,490 of additions to fixed assets and $16,810 in capitalized patent costs.

Financing Activities

Financing activities for 2018 include net proceeds from the sale of common stock units of $8,051,958, proceeds from notes payable of $3,095,000 offset by payments on notes payable of $3,049,222. Financing activities for 2017 include net proceeds from the sale of common stock units of $82,798, proceeds from notes payable of $107,679, and borrowings on the line of credit facility of $890,722 offset by deferred financing issuance costs of $15,000.

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

Revenue Recognition and Concentrations

Our Receipt and Reach and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

Accounting Standards Update (“ASU“) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues.

We determine revenue recognition through the following steps:

•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.

During the years ended December 31, 2018 and 2017, two customers accounted for 67% and 71% of our revenues, respectively.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mobivity Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 15, 2019

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash	$554,255	$460,059
Accounts receivable, net of allowance for doubtful accounts of $10,104 and $2,280, respectively	601,658	885,743
Contracts receivable, current	578,869	-
Other current assets	736,309	209,536
Total current assets	2,471,091	1,555,338
Goodwill	537,550	803,118
Intangible assets, net	1,781,448	676,436
Contracts receivable, long term	2,113,823	-
Other assets	527,146	88,916
TOTAL ASSETS	$7,431,058	$3,123,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,731,628	$1,096,003
Accrued interest	9,167	1,168
Accrued and deferred personnel compensation	350,311	590,500
Deferred revenue and customer deposits	1,956,938	1,429,266
Notes payable, net - current maturities	1,279,590	2,236,224
Other current liabilities	723,636	226,355
Total current liabilities	6,051,270	5,579,516

Non-current liabilities
Notes payable, net - long term	194,328	180,810
Other long term liabilities	860,500	-
Total non-current liabilities	1,054,828	180,810
Total liabilities	7,106,098	5,760,326
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,998,053 and 37,025,140, shares issued and outstanding	45,998	37,025
Equity payable	100,862	100,862
Additional paid-in capital	88,008,473	77,910,842
Accumulated other comprehensive loss	4,759	(65,764)
Accumulated deficit	(87,835,132)	(80,619,483)
Total stockholders' equity	324,960	(2,636,518)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,431,058	$3,123,808

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2018	2017
Revenues
Revenues	$11,556,536	$8,591,955
Cost of revenues	3,932,334	2,792,738
Gross profit	7,624,202	5,799,217
Operating expenses
General and administrative	4,197,539	3,357,166
Sales and marketing	3,931,469	3,631,727
Engineering, research, and development	3,713,787	4,201,647
Goodwill impairment	2,288,057	-
Depreciation and amortization	486,255	386,304
Total operating expenses	14,617,107	11,576,844
Loss from operations	(6,992,905)	(5,777,627)
Other income/(expense)
Interest income	4,145	4,637
Interest expense	(210,422)	(169,044)
Gain on sale of fixed assets	(8,722)	-
Foreign currency (loss) gain	(7,745)	(3,978)
Total other income/(expense)	(222,744)	(168,385)
Loss before income taxes	(7,215,649)	(5,946,012)
Income tax expense	-	-
Net loss	(7,215,649)	(5,946,012)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	70,523	(32,765)
Comprehensive loss	$(7,145,126)	$(5,978,777)
Net loss per share:
Basic and diluted	$(0.17)	$(0.16)
Weighted average number of shares:
Basic and diluted	42,133,368	36,575,762

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2016	36,388,997	$36,389	$100,862	$76,698,383	$(32,999)	$(74,673,471)	2,129,164
Issuance of common stock for options exercised	152,085	152	-	82,646	-	-	82,798
Issuance of common stock for restricted stock awards	484,058	484	-	(484)	-	-	-
Stock based compensation	-	-	-	1,130,297	-	-	1,130,297
Foreign currency translation adjustment	-	-	-	-	(32,765)	-	(32,765)
Net loss	-	-	-	-	-	(5,946,012)	(5,946,012)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,102,804	2,103	-	2,253,359	-	-	2,255,462
Issuance of common stock for debt conversion	1,047,583	1,047	-	1,088,439	-	-	1,089,486
Issuance of common stock for cashless warrant conversion	10,234	10	-	(10)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	965,161	-	-	965,161
Foreign currency translation adjustment	-	-	-	-	70,523	-	70,523
Net loss	-	-	-	-	-	(7,215,649)	(7,215,649)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(7,215,649)	$(5,946,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	33,477	(6,857)
Loss on conversion of debt	41,903	-
Amortization of deferred financing costs	-	28,249
Stock-based compensation	965,161	1,130,297
Loss on disposal of fixed assets	8,722	-
Depreciation and amortization expense	425,247	386,304
Goodwill impairment	2,288,057	-
Adjustments due to ASC 606	(1,209,823)	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	249,479	365,716
Other current assets	(946,448)	(29,620)
Other assets	-	10,957
Accounts payable	582,700	394,006
Accrued interest	120,304	(852)
Accrued and deferred personnel compensation	(244,874)	(82,056)
Other liabilities - non-current	(157,630)	-
Other liabilities - current	(17,550)	111,033
Deferred revenue and customer deposits	528,012	1,268,511
Net cash used in operating activities	(4,548,912)	(2,370,324)
INVESTING ACTIVITIES
Purchases of equipment	(20,306)	(17,490)
Acquisition of Belly assets	(3,000,000)	-
Cash paid for patent	-	(16,810)
Capitalized software development costs	(504,845)	(390,517)
Net cash used in investing activities	(3,525,151)	(424,817)
FINANCING ACTIVITIES
Payments on notes payable	(3,049,222)	-
Deferred financing costs	-	(15,000)
Net borrowings under line of credit agreement	-	890,722
Proceeds from notes payable	3,095,000	107,679
Proceeds from issuance of common stock, net of issuance costs	8,051,958	82,798
Net cash provided by financing activities	8,097,736	1,066,199

Effect of foreign currency translation on cash flow	70,523	516

Net change in cash	94,196	(1,728,426)
Cash at beginning of period	460,059	2,188,485
Cash at end of period	$554,255	$460,059
Supplemental disclosures:
Cash paid during period for:
Interest	$210,422	$169,044
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$10	$-
Issuance of common stock for debt conversion	$1,047,584	$-
Issuance of common stock from restricted stock awards	$-	$484

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

According to the U.S. Census Bureau, only 7% of commerce in the US occurs online which means 93% is still happening in the physical world. We believe that brands, and in particular restaurant and retail brands, need a better way to tie marketing activities to customer purchases, and then use the information to build a more relevant, personal experience for each customer, at a local and national level. Mobivity is giving brands the ability to connect (and measure) marketing communications in the physical world by unlocking POS and mobile data and marrying it with other traditional tactics to create a closed loop: in some cases, increasing response rates from 0.05% to 5% (or greater); improving online advertising conversion by 10X; and increasing revenue per ad by more than 2.5X.

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

Mobivity's Recurrency platform (formerly “SmartSuite”) unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. Recurrency is comprised of Recapture, Recognition (formerly “SmartAnalytics”), Receipt (formerly “SmartReceipt”), Reach (formerly “SmartMessenger”), Reupbell.

We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees.

Liquidity

We have $554,255 of cash as of December 31, 2018. We had a net loss of $7.2 million for the year then ended, and we used $4.6 million of cash in our operating activities during 2018.  Since December 31, 2018 and through the date of this report, we issued an unsecured note in the amount of $1,500,000, which is due February 2021. This unsecured note alleviated the doubt of a going concern for the Company. Based on our projected 2018 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and operations, will be sufficient to finance our operations through the first quarter of 2019.

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

Accounts Receivable, Allowance for Doubtful Accounts and Concentrations

Accounts receivable are carried at their estimated collectible amounts. We grant unsecured credit to substantially all of our customers. Ongoing credit evaluations are performed, and potential credit losses are charged to operations at the time the account receivable is estimated to be uncollectible. Since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

As of December 31, 2018, and 2017, we recorded an allowance for doubtful accounts of $10,104 and $2,280, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2018, we had one customer whose balance represented 34% of total accounts receivable. As of December 31, 2017, we had one customer whose balance represented 51% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2018 and 2017. As a result of these tests, we recorded impairment charges to our goodwill of $2,288,057 and $0 for the years ended December 31, 2018 and 2017, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2018 and 2017 resulted in impairment charges of $0 and $0, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset completed during the years ended December 31, 2018 and 2017 resulted in impairment charges of $0 and $0, respectively.

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

Revenue Recognition and Concentrations

Our Receipt and Reach and customer relationship management are hosted solutions. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”) is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues.

During the years ended December 31, 2018 and 2017, two customers accounted for 67% and 71% of our revenues, respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $88,569 and $22,509 for years ended December 31, 2018 and 2017, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2018 and 2017 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2018	2017
Outstanding employee options	5,012,218	5,757,880
Outstanding restricted stock units	662,800	994,417
Outstanding warrants	2,087,060	5,134,349
	7,762,078	11,886,646

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

The Company adopted the modified retrospective approach to initially apply the update and recognize the remaining contract value at the date of application. The Company does not expect the adoption of ASU 2014-09 to have any impact on its total cash flows from operating, investing or financing activities.

Revenue pursuant to ASU 2014-09

The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and believes that the impact will be material. The most significant impact relates to the timing of revenue recognition for our Receipt product licenses sold with post contract support (“PCS”). Under the new guidance Vendor Specific Objective Evidence (“VSOE”) is eliminated and we will recognize revenue for the attributable contract license revenue upon the installation to the customer’s point-of-sale system.  This will result in accelerated revenue recognition for this product.

The Company believes that the new standard will impact the following policies and disclosures:

•removal of the current limitation on contingent revenue will result in revenue being recognized earlier for certain contracts;

•allocation of subscription and support revenue;

•estimation of variable consideration for arrangements with location and usage-based fees;

•required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue; and

•required disclosures including disaggregation of revenues, information about the remaining transaction price and when the Company expects to recognize revenue; and

•Capitalized costs to acquire a contract pursuant to ASU 2014-09

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

2. Acquisitions

We completed the following acquisition in furtherance of our strategy to acquire small, privately owned enterprises in the mobile marketing sector through asset purchase structures. We made the acquisitions to expand our market presence and product offerings.

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

Acquisition of Certain Belly, Inc. Assets

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

The acquisition was accounted for as an acquisition of asset and we valued all assets and liabilities acquired at their fair values on the date of acquisition. An independent valuation expert assisted us in determining these fair values. The assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

Estimated Tangible and Intangible Net Assets
Accounts receivable, net	$ 9,400
Property and equipment	21,522
Other current assets & Prepaid expenses	18,009
IP/Technology/Patents	991,300
Goodwill	2,022,489
Total identifiable assets acquired	3,062,720
Liabilities assumed	(62,720)
Net assets acquired	$ 3,000,000

The purchase price consisted of $3 million in cash on hand.

The following information presents unaudited pro forma consolidated results of operations for the years ended December 31, 2017 and 2018, as if the Belly asset acquisition described above had occurred on January 1, 2017. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

Mobivity Holdings Corp.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the year ended December 31, 2017

			Pro Forma
	Mobivity	Belly	Combined

Revenues
Revenues	$8,591,955	$3,305,808	$11,897,763
Cost of revenues	2,792,738	1,505,690	4,298,428
Gross profit	5,799,217	1,800,118	7,599,335

Operating expenses
General and administrative	3,357,166	1,961,830	5,318,996
Sales and marketing	3,631,727	302,231	3,933,958
Engineering, research, and development	4,201,647	70,028	4,271,675
Depreciation and amortization	386,304	43,230	429,534
Total operating expenses	11,576,844	2,377,319	13,954,163

Loss from operations	(5,777,627)	(577,201)	(6,354,828)

Other income/(expense)
Interest income	4,637	-	4,637
Interest expense	(169,044)	-	(169,044)
Foreign currency (loss) gain	(3,978)	-	(3,978)
Total other income/(expense)	(168,385)	-	(168,385)
Loss before income taxes	(5,946,012)	(577,201)	(6,523,213)
Income tax expense	-	-	-
Net loss	(5,946,012)	(577,201)	(6,523,213)
Other comprehensive lossnet of income tax
Foreign currency translation adjustments	(32,765)	-	(32,765)
Comprehensive loss	$(5,978,777)	$(577,201)	$(6,555,978)
Net loss per share:
Basic and diluted	$(0.16)		$(0.18)
Weighted average number of shares:
Basic and diluted	36,575,762		36,575,762

Mobivity Holdings Corp.
Unaudited Pro Forma Condensed Combined Statement of Operations
For the Year Ended December 31, 2018

			Pro Forma
	Mobivity	Belly	Combined

Revenues
Revenues	$11,556,536	$2,374,846	$13,931,382
Cost of revenues	3,932,334	658,999	4,591,333
Gross profit	7,624,202	1,715,847	9,340,049

Operating expenses
General and administrative	4,197,539	542,136	4,739,675
Sales and marketing	3,931,469	71,543	4,003,012
Engineering, research, and development	3,713,787	64,699	3,778,486
Goodwill impairment	2,288,057	-	2,288,057
Depreciation and amortization	486,255	18,926	505,181
Total operating expenses	14,617,107	697,304	15,314,411

Income (loss) from operations	(6,992,905)	1,018,543	(5,974,362)

Other income/(expense)
Interest income	4,145	-	4,145
Interest expense	(210,422)	-	(210,422)
Gain on sale of fixed assets	(8,722)	-	(8,722)
Other income	-	20,678	20,678
Foreign currency (loss) gain	(7,745)	-	(7,745)
Total other income/(expense)	(222,744)	20,678	(202,066)
Income (loss) before income taxes	(7,215,649)	1,039,221	(6,176,428)
Income tax expense	-	-	-
Net Income (loss)	(7,215,649)	1,039,221	(6,176,428)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	70,523	-	70,523
Comprehensive income (loss)	$(7,145,126)	$1,039,221	$(6,105,905)
Net loss per share:
Basic and diluted	$(0.17)		$(0.15)
Weighted average number of shares:
Basic and diluted	42,133,368		42,133,368

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

The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the year ended December 31, 2018 and our condensed consolidated balance sheet as of December 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Condensed Consolidated Statement of Operations

	Twelve Months Ended December 31, 2018
	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
Revenues
Revenues	$11,556,536	$2,692,692	$8,863,844
Cost of revenues	3,932,334	-	3,932,334
Gross profit	7,624,202	2,692,692	4,931,510

Operating expenses
General and administrative	4,197,539	148,287	4,049,252
Sales and marketing	3,931,469	-	3,931,469
Engineering, research, and development	3,713,787	1,334,582	2,379,205
Goodwill impairment	2,288,057	-	2,288,057
Depreciation and amortization	486,255	-	486,255
Total operating expenses	14,617,107	1,482,869	13,134,238
Income (loss) from operations	(6,992,905)	1,209,823	(8,202,728)
Other income/(expense)
Interest income	4,145	-	4,145
Interest expense	(210,422)	-	(210,422)
Gain on sale of fixed assets	(8,722)	-	(8,722)
Foreign currency (loss) gain	(7,745)	-	(7,745)
Total other income/(expense)	(222,744)	-	(222,744)
Income (loss) before income taxes	(7,215,649)	1,209,823	(8,425,472)
Income tax expense	-	-	-
Net income (loss)	(7,215,649)	1,209,823	(8,425,472)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	70,523	-	70,523
Comprehensive income (loss)	$(7,145,126)	$1,209,823	$(8,354,949)

Net income (loss) per share:
Basic	$(0.17)	$0.03	$(0.20)

Weighted average number of shares outstanding:
Basic	42,133,368	42,133,368	42,133,368

Condensed Consolidated Balance Sheet

	December 31, 2018 As Reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
ASSETS
Current assets
Cash	$554,255	$-	$554,255
Accounts receivable, net of allowance for doubtful accounts of $9,828	601,658	-	601,658
Contracts receivable, current	578,869	(578,869)	-
Other current assets	736,309	-	736,309
Total current assets	2,471,091	(578,869)	1,892,222
Goodwill	537,550	-	537,550
Intangible assets, net	1,781,448	-	1,781,448
Contracts receivable, long term	2,113,823	(2,113,823)	-
Other assets	527,146	-	527,146
TOTAL ASSETS	$7,431,058	$(2,692,692)	$4,738,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,731,628	$-	$1,731,628
Accrued interest	9,167	-	9,167
Accrued and deferred personnel compensation	350,311	-	350,311
Deferred revenue and customer deposits	1,956,938	-	1,956,938
Notes payable, net - current maturities	1,279,590	-	1,279,590
Other current liabilities	723,636	(622,369)	101,267
Total current liabilities	6,051,270	(622,369)	5,428,901

Non-current liabilities
Notes payable, net - long term	194,328	-	194,328
Other long term liabilities	860,500	(860,500)
Total non-current liabilities	1,054,828	(860,500)	194,328
Total liabilities	7,106,098	(1,482,869)	5,623,229

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,998,053 and 45,998,053, shares issued and outstanding	45,998	-	45,998
Equity payable	100,862	-	100,862
Additional paid-in capital	88,008,473	-	88,008,473
Accumulated other comprehensive loss	4,759	-	4,759
Accumulated deficit	(87,835,132)	(1,209,823)	(89,044,955)
Total stockholders' equity	324,960	(1,209,823)	(884,863)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,431,058	$(2,692,692)	$4,738,366

4. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2018 and 2017:

Goodwill
December 31, 2016	$803,118
Acquired	-
Impairment	-
December 31, 2017	803,118
Acquired	2,022,489
Impairment	(2,288,057)
December 31, 2018	$537,550

We conducted our annual impairment test of goodwill as of December 31, 2018 and 2017, which resulted in impairment charges of $2,288,057 and $0, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$177,944	$(72,957)	$104,986	15	$179,053	$(60,875)	$118,178	15
Customer and merchant relationships	2,343,112	(1,507,024)	836,088	10	1,620,112	(1,466,664)	153,448	10
Trade name	197,868	(137,872)	59,996	10	171,969	(130,936)	41,033	10
Acquired technology	684,540	(523,448)	161,092	10	521,540	(521,540)	-	10
Non-compete agreement	79,299	(2,508)	76,791	-	-	—	-	-
	$3,482,763	$(2,243,810)	$1,238,953		$2,492,674	$(2,180,015)	$312,659

During the years ended December 31, 2018 and 2017, we recorded amortization expense related to our intangible assets of $63,795 and $40,148, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2018 and 2017, we recorded impairment charges related to our intangible assets of $0 and $0, respectively.

Expected future intangible asset amortization as of December 31, 2018 is as follows:

Year ending December 31,	Amount
2019	$143,832
2020	143,832
2021	147,766
2022	145,886
2023	145,886
Thereafter	501,751
Total	$1,238,953

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

The following table presents details of our software development costs for the years ended December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Software Development Costs	$1,781,902	$(1,239,408)	$542,495	2	$886,539	$(597,616)	$288,923	2
	$1,781,902	$(1,239,408)	$542,495		$886,539	$(597,616)	$288,923

Software development costs are being amortized on a straight line basis over their estimated useful life of two years.

During the years ended December 31, 2018, we recorded amortization expense for software development costs of $326,631 and $315,663, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2018 and 2017, we recorded impairment charges of $0 and $417,816, respectively, related to our software development costs as a result of customer contracts that became impaired.

The estimated future amortization expense of software development costs as of December 31, 2018 is as follows:

Year ending December 31,	Amount
2019	$390,936
2020	151,559
2021	-
2022	-
2023	-
Thereafter	-
Total	$542,495

5. Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2018 and 2017:

Facility	Maturity	Interest Rate	Balance at December 31, 2018	Balance at December 31, 2017
BDC Term Loan	September 15, 2019	12%	$252,837	$358,466
ACOA Note	May 1, 2021	-	141,081	175,632
SVB Working Capital Line of Credit Facility	March 30, 2018	Variable	-	1,882,936
Wintrust Bank	November 1, 2021	6.75%	1,000,000	-
Related Party Note	March 31, 2020	15%	80,000	-
Total Debt			1,473,918	2,417,034
Debt discount			-	7,786
Less current portion			(1,279,590)	(2,244,010)
Long-term debt, net of current portion			$194,328	$180,810

BDC Term Loan

On January 8, 2016, Livelenz (a wholly-owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on December 15, 2018. The company recorded $1,529 of debt issuance costs as part of the acquisition of Livelenz. During the twelve months ended December 31, 2018, the company recorded $856 of amortization expense. As of December 31, 2018, the company has $0 of debt issuance costs remaining. On January 8, 2018, Livelenz (a wholly-

owned subsidiary of the Company,) entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on September 15, 2019. Under this amendment the interest rate on the loan increases to 20%.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2023.

SVB Working Capital Line of Credit Facility

In March 2016, we entered into a Working Capital Line of Credit Facility (the “Facility”) with Silicon Valley Bank (“SVB”) to provide up to $2 million to finance our general working capital needs. The Facility is funded based on cash on deposit balances and advances against our accounts receivable based on customer invoicing. Interest on Facility borrowings is calculated at rates between the prime rate minus 1.75% and prime rate plus 3.75% based on the borrowing base formula used at the time of borrowing. The Facility contains standard events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, and bankruptcy. During the twelve months ended December 31, 2017, the Company borrowed $1,000,000 under this Facility. As of March 31, 2018, this Facility was paid off and closed.

Under the terms of the Facility, the Company is obligated to pay a commitment fee on the available unused amount of the Facility commitments equal to 0.5% per annum.

The Company capitalized debt issuance costs of $47,287 as of December 31, 2017 related to the Facility, which are being amortized on a straight-line basis to interest expense over the two-year term of the Facility. During the twelve months ended December 31, 2018, the company recorded $27,393 of amortization expense. As of December 31, 2018, the company has $0 of debt issuance costs remaining.

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

Wintrust Loan

On November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Related Party Notes

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of December 31, 2018, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Interest expense	$210,421	$169,044
Total interest expense	$210,421	$169,044

6. Common Stock and Equity Payable

Common Stock

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

In June 2018, the Company commenced a private placement of its common shares at an offering price of $1.00 per share. As of September 30, 2018, the Company had sold 5,775,000 shares of its common stock for gross proceeds of $5,775,000. In addition the Company issued 1,047,583 shares of its common stock associated with the cancellation of $1,000,000 of principal, $47,583 of accrued interest, and a loss on conversion of $41,902 under its February 2018 private placement Notes (See Note 5).

On August 29, 2018, the Company issued 24,792 shares of our common stock, at a price of $0.48 per share, for the gross proceeds of $11,875 in conjunction with one employee that exercised vested stock options.

On October 19, 2018, the Company issued 84,679 shares of our common stock, at a price of $1.20 per share, for the gross proceeds of $101,615 in conjunction with the exercise of warrants.

On November 6, 2018, the Company issued 8,426 shares of our common stock in a cashless transaction related to a 25,000 warrant exercise.

On December 31, 2018, the Company recorded stock based compensation expense of $260,000 related to restricted stock units for members of our board of directors.

As of December 31, 2018, and 2017 we had an equity payable balance of $100,862.

7. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2018, 6,818,948 shares were authorized under the plans and (733,933) shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have five-year or 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,757,880	$1.37	8.12	$209,690
Granted	3,027,500	$0.69	-	$-
Exercised	(152,085)	0.54
Forfeit/canceled	(1,451,053)	$0.70	-	$-
Expired	(363,294)	$1.10	-	$-
Outstanding at December 31, 2017	6,818,948	$1.06	8.12	$209,690
Granted	855,000	$0.69	-	$-
Exercised	(12,500)	$0.75	-	$-
Forfeit/canceled	(1,566,589)	$0.74	-	$-
Expired	(1,082,641)	$1.18	-	$-
Outstanding at December 31, 2018	5,012,218	$1.15	7.11	$1,232,545

Expected to vest at December 31, 2018	3,001,272	$1.32	6.06	$570,946
Exercisable at December 31, 2018	3,011,272	$1.32	6.06	$564,337
Unrecognized expense at December 31, 2018	$1,232,545

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2018, options to purchase 3,079,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2018 and 2017 was $1.25 and $0.50, respectively.

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

In the six months ended June 30, 2018, the Company granted seven employees a total of 250,000 options to purchase shares of the Company common stock at prices ranging from $0.90 to $1.40 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 84% and an option value of $0.82 was $235,452.

In the three months ended December 31, 2018, the Company granted seven employees a total of 305,000 options to purchase shares of the Company common stock at prices ranging from $0.90 to $1.40 per share. The options vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 84% and an option value of $0.82 was $235,452.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2018 and 2017 was as follows:

	Years ended December 31,
	2018	2017
General and administrative	$311,303	$570,170
Sales and marketing	225,275	166,083
Engineering, research, and development	131,334	175,443
	$667,912	$911,696

As of December 31, 2018, there was approximately $2,080,959 of unearned stock-based compensation that will be expensed from 2018 through 2022. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017
Risk-free interest rate	2.24% to 3.10%	1.86% to 2.20%
Expected life (years)	6.06	6.00
Dividend yield	-	-
Expected volatility	90.88% to 104.06%	84.42% to 85.79%

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

The expected volatility in 2018 and 2017 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	994,417	$0.72	0.08		$731,845
Awarded	199,513	$0.73	0.70		$-
Released	(484,058)	$-		$
Forfeit	(47,072)	$0.72		$
Outstanding at December 31, 2017	662,800	$0.72	0.70		$795,360
Awarded	-	$-	-		$-
Released	-	$-	-		$-
Forfeit	-	$-	-		$-
Outstanding at December 31, 2018	662,800	$0.72	-		$785,418
Expected to vest at December 31, 2018	662,800	$0.72
Unrecognized expense at December 31, 2018	$-

2018

In the twelve months ended December 31, 2018, the Company did not issue and restricted stock units. In the twelve months ended December 31, 2018, the company recorded $37,249 in restricted stock units amortization and $260,000 in board compensation.

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

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2018 and 2017 was as follows:

	Years ended December 31,

	2018	2017
General and administrative	$297,249	$218,601
	$297,249	$218,601

8. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	5,134,349	$1.20	3.00
Granted	-	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	-	$-	-
Outstanding at December 31, 2017	5,134,349	$1.19	2.17
Granted	-	$-	-
Exercised	(2,152,804)	$-	-
Canceled/forfeited/expired	(894,485)	$-	-
Outstanding at December 31, 2018	2,087,060	$1.19	1.17

We recorded stock-based compensation expense of $0 and $208,195 in general and administrative expense for the year ended December 31, 2018 and 2017, respectively in connection with the exercise of investor-based warrants.

Warrants Exercised in 2018

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

In addition, during the twelve months ended December 31, 2018, warrant holders exercised warrants to purchase 84,679 shares of common stock at $1.20, resulting in additional capital of $101,615 and 50,000 warrants were exercised in cashless exercises resulting in the issuance of 10,234 shares of common stock.

9. Income Taxes

For the years ended December 31, 2018 and 2017 the provisions for income taxes were as follows:

	2018	2017
Federal – current	$-	$-
State – current	-	-
Foreign – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,621,000	$9,935,000
Stock based compensation	3,551,000	3,305,000
Accruals	16,000	23,000
Depreciation and amortization	4,759,000	4,575,000
Other compensation	20,000	41,000
Total deferred tax assets	19,967,000	17,879,000
Valuation allowance for net deferred tax assets	(19,967,000)	(17,879,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2018 and 2017 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of approximately $2,088,000. The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of approximately $5,413,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2018, the Company has available net operating loss carryforwards of approximately $42,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $42,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Computed expected tax expense	$(1,515,000)	$(2,022,000)
State taxes, net of federal benefit	(630,000)	(447,000)
Effect of tax rate changes on deferred tax assets and liabilities	-	7,657,000
Expiration of NOL carryforwards	44,000	188,000
Other	13,000	37,000
Change in valuation allowance	2,088,000	(5,413,000)
Total	$-	$-

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. It also files income tax returns in Nova Scotia, Canada.  Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2018, no accrued interest or penalties are recorded in the financial statements.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.  The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.  The Company completed the accounting for all of the enacted date income tax effects of the TCJA during 2018. No adjustments were recognized to the provisional amounts recorded at December 31, 2017.

10. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$1,781,448	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$803,118	$-
Intangibles, net (non-recurring)	$-	$-	$676,436	$-

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

11. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except as described below and for routine litigation incurred in the normal course of business.

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New Yotk by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19).  In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities.  On February 7, 2019 the court granted a preliminary injunction enjoining Mobivity and the individual employees from working together at Mobivity or using any of the alleged confidential information.  The court also directed expedited discovery.  The court has set a conference date in the case for June 21, 2019.   We deny all liability on the part of Mobivity and we intend to vigorously defend against this lawsuit.

Operating Lease

The Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $20,416. As of December 31, 2018, we have a deferred rent balance for this lease of $25,830 recorded in accordance with ASC 840.

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,458 per month, excluding common area maintenance charges. As of December 31, 2018, we have a deferred rent balance for this lease of $7,450 recorded in accordance with ASC 840.

The minimum lease payments that are required over the next five years are shown below.

Minimum Lease Payments
2019	$264,147
2020	271,848
2021	35,748
2022	11,916
2023	-
Thereafter	-
$857,740

Rent expense was $416,080 and $335,750 for the years ended December 31, 2018 and 2017.

12. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2018 and 2017, the Company made no contributions to the Plan.

13. Related Party Transactions

Unsecured Promissory Note Investments in 2018

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  As of the date of this report, Note investments of $1,080,000 have been received from certain investors, officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  As of December 31, 2018, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes.

14. Subsequent Events

Since December 31, 2018 and through the date of this report, we issued unsecured notes in the principle aggregate amount of $1,500,000, which is due February 2021.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, we determined that there was a control deficiency that constituted a material weakness:

(1)Due to the Company not having formal Control procedures related to the approval of related party transactions.

(2)Due to the one-time, non-recurring audit adjustments proposed by our external auditors and recorded in our accounting records as of December 31, 2018.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On December 31, 2017, William Van Epps resigned from our Board of Directors. Mr. Van Epps resignation did not result from any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2019:

Name	Age	Position
Dennis Becker	45	Chief Executive Officer and Chairman of the Board
Charles Mathews	55	Chief Financial Officer
John Harris	70	Lead Director and Chairman of Compensation Committee
Philip Guarascio	77	Chairman of Governance and Nominating Committee and Director
Doug Schneider	56	Director
Tom Akin	66	Chairman of Audit Committee and Director

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

Charles Mathews - Chief Financial Officer

On March 26, 2018 the board of directors of the Company appointed Charles Mathews to serve as Chief Financial Officer of the Company. Mr. Mathews has over 25 years of executive financial management experience with both public and private companies. Since 2000, Mr. Mathews has been a sole practitioner as Charles B. Mathews, CPA, an accounting and business consulting firm in Phoenix, Arizona. From July 2016 to April 2018, Mr. Mathews served as the Chief Financial Officer of Enssolutions Group Inc. (TSXV: ENV.H), a Toronto exchange traded company providing manufacturing and distribution of environmentally responsible dust control emulsion products. From April 2015 to April 2016, Mr. Mathews served as Chief Financial Officer for mCig, Inc. and Vitacig,

Inc., publicly traded companies in the ecig and cannabis related sector. From September 2011 to November 2015, Mr. Mathews was CFO of Café Serendipity, a publicly traded company in the recreational marijuana sector. From October 2010 to April 2011, Mr. Mathews was Chief Financial Officer for Global Entertainment Corporation, a publicly traded integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly traded leading Hispanic internet portal. Mr. Mathews, a Certified Public Accountant, earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

John Harris – Non-Executive Chairman and Chairman of Compensation Committee

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with Glendon Todd Capital, a Dallas based private equity firm from February 2011 to February 2015. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries. From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market. In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company. Previously, Mr. Harris served in various executive level positions with Electronic Data Systems over a 25-year period. Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business. He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the board of The Hackett Group and is the head of their compensation committee..

Mr. Harris has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Harris is qualified to serve as a director.

Philip Guarascio - Chairman of Governance and Nominating Committee and Director

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

Thomas Akin – Chairman of the Audit Committee and Director

Mr. Akin has been a director since March 2015. Mr. Akin has been the Managing General Partner of Talkot Partners I, Talkot Partners II, LLC, Talkot Crossover Fund, LP, and Talkot Capital LLC since 1996 and was appointed as a director in March 2015. Mr. Akin served as the Chief Executive Officer of Dynex Capital Inc, from February 2008 to 2013. Mr. Akin had been with Merrill Lynch and Co., including served as its Managing Director of the Western United States for Merrill Lynch Institutional Services from 1991 to

1994 and as Regional Director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991. Mr. Akin had been with Salomon Brothers from 1978 to 1981. He has been an Executive Chairman of Dynex Capital Inc. since January 2014 and has been its the Chairman since May 30, 2003. He served as the Chairman of Infotec since 2001. Mr. Akin has been a Director of Acacia Technologies Group of Acacia Research Corp. since May 1998, Dynex Capital Inc, since May 2003, Acacia Research Corp. since May 1998 and eFax.com, Inc. since July 1996. He serves as a Director of ADX. He served as a Director CombiMatrix Corporation since May 1998. Mr. Akin holds a B.A. in Biology from the University of California at Santa Cruz and an M.B.A. from the University of California at Los Angeles.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605 of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2018, our audit committee was comprised of Thomas Akin, John Harris, and Doug Schneider. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017. All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2018, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2018, our governance and nominating committee was comprised of Phil Guarscio, John Harris and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2018 and 2017.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2018	$310,000	$-	$-	$-	$-	$310,000
	2017	$333,556	$-	$-	$430,685	$-	$764,241
Charles Mathews, CFO	2018	$149,231	$-	$-	$265,575	$-	$414,806

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1)The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718.  For information on the method and assumptions used to calculate the compensation costs, see Note 7 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2018, including the value of the options awards.

Outstanding Equity Awards at December 31, 2018*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	-	$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	-	$1.80	6/17/2023
Dennis Becker, CEO & Chairman	458,334	541,666	$0.60	5/15/2027
Charles Mathews, CFO	68,750	231,250	$1.30	2/16/2025

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

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

In the event Mr. Mathews’ employment with the Company is terminated by the Company without cause, the Company shall pay Mr. Mathews, in addition to all other amounts then due and payable, six (6) additional monthly installments of his base salary.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

2018 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$-	$-	$-	$-	$-	$65,000
John Harris	$65,000	$-	$-	$-	$-	$-	$65,000
Thomas Akin	$65,000	$-	$-	$-	$-	$-	$65,000
Phil Guarascio	$65,000	$-	$-	$-	$-	$-	$65,000

As of December 31, 2018, the Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 15, 2019, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 55 N. Arizona Place, Suite 310, Chandler, AZ 85225.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	2,085,648	4%
Charles Mathews (3)	88,750
Doug Schneider (4)	301,518	* %
John Harris (5)	337,288	* %
Phil Guarascio (6)	249,391	* %
Thomas Akin (7)	9,009,673	20%
Executive Officers and Directors as a Group (six persons)	12,072,268	26%

5% Beneficial Owners
Ballyshannon Family Partners	4,936,082	11%
Cornelis F. Wit	3,754,169	8%
Porter Partners, L.P.	3,531,612	8%

*	Denotes 1% or less

(1)Applicable percentage of ownership is based upon 37,039,448 shares of common stock outstanding as of March 15, 2019.

(2)Includes 1,893,645 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 15, 2019.

(3)Includes 68,750 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 15, 2019.

(3)Includes 161,203 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 15, 2019. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(4)Includes 211,456 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 15, 2019.

(5)Includes 172,394 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 15, 2019.

(7)Includes 4,257,242 shares of Common Stock owned of record by Talkot Fund, L.P. and 110,527 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 15, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of December 31, 2018, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2018 and 2017 by M&K CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2018	2017
Audit Fees	$65,172	$64,000
Audit-Related Fees	41,100	25,200
Tax Fees	3,900	6,416
All Other Fees	-	2,950
Total Fees	$110,172	$98,566

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Bylaws (2)
3.4	Articles of Merger filed August 6, 2012 (4)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (6)
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (7)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (3)**
10.2	Employment Agreement dated March 26, 2018 with Charles Mathews (9)**
10.4	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (5) **
10.5	Securities Purchase Agreement dated June 28, 2018 between the Company and the Buyers named therein (10)
10.6	Asset Purchase Agreement dated November 14, 2018 between the Company and Belly, Inc. *
10.7	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank *
21.1	List of Subsidiaries *
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Charles Mathews, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Charles Mathews, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2018
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 5, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 15, 2019	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	April 15, 2019

/s/ Charles Mathews	Chief Financial Officer	April 15, 2019

/s/ Philip Guarascio	Director	April 15, 2019

/s/ John Harris	Director	April 15, 2019

/s/ Doug Schneider	Director	April 15, 2019

/s/ Thomas Akin	Director	April 15, 2019