Form 10-Q
period 2019-03-31
MOBIVITY HOLDINGS CORP.
filed 2019-05-15
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 9, 2019, the registrant had 45,998,053 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION1

Item 1.  Financial Statements1

Condensed Consolidated Balance Sheets1

Condensed Consolidated Statements of Operations and Comprehensive Income2

Consolidated Statement of Stockholders’ Equity3

Consolidated Statements of Cash Flows4

Notes to Condensed Consolidated Financial Statements5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.21

Item 4.  Controls and Procedures.21

PART II – OTHER INFORMATION22

Item 6.  Exhibits22

SIGNATURES22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$283,411	$554,255
Accounts receivable, net of allowance for doubtful accounts of $8,122 and $10,104, respectively	1,072,985	601,658
Contracts receivable, current	941,154	578,869
Other current assets	834,344	736,309
Total current assets	3,131,894	2,471,091
Goodwill	537,550	537,550
Right to use lease assets	480,370	-
Intangible assets, net	1,771,976	1,781,448
Contracts receivable, long term	1,625,201	2,113,823
Other assets	396,397	527,146
TOTAL ASSETS	$7,943,388	$7,431,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,375,059	$1,731,628
Accrued interest	22,792	9,167
Accrued and deferred personnel compensation	238,823	350,311
Deferred revenue and customer deposits	1,743,532	1,956,938
Notes payable, net - current maturities	617,140	1,279,590
Other current liabilities	705,570	723,636
Total current liabilities	5,702,916	6,051,270

Non-current liabilities
Notes payable, net - long term	772,985	194,328
Notes payable, net - long term - related party	1,580,000	-
Other long term liabilities	1,231,874	860,500
Total non-current liabilities	3,584,859	1,054,828
Total liabilities	9,287,775	7,106,098
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,998,053 and 45,998,053, shares issued and outstanding	45,998	45,998
Equity payable	100,862	100,862
Additional paid-in capital	88,189,222	88,008,473
Accumulated other comprehensive loss	(23,690)	4,759
Accumulated deficit	(89,656,779)	(87,835,132)
Total stockholders' equity	(1,344,387)	324,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,943,388	$7,431,058

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues
Revenues	$2,416,617	$3,693,328
Cost of revenues	1,171,909	793,389
Gross profit	1,244,708	2,899,939
Operating expenses
General and administrative	1,323,935	1,248,343
Sales and marketing	838,567	1,461,580
Engineering, research, and development	577,733	1,531,598
Depreciation and amortization	284,094	96,970
Total operating expenses	3,024,329	4,338,491
Income (loss) from operations	(1,779,621)	(1,438,552)
Other income/(expense)
Interest income	17	456
Interest expense	(41,905)	(57,489)
Gain on sale of fixed assets	-	(8,722)
Foreign currency (loss) gain	(138)	330
Total other income/(expense)	(42,026)	(65,425)
Income (loss) before income taxes	(1,821,647)	(1,503,977)
Income tax expense	-	-
Net Income (loss)	(1,821,647)	(1,503,977)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(28,449)	(12,615)
Comprehensive income (loss)	$(1,850,096)	$(1,516,592)
Net income (loss) per share:
Basic	$(0.04)	$(0.04)
Weighted average number of shares:
Basic	45,998,053	38,018,733

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,102,804	2,103	-	2,253,359	-	-	2,255,462
Issuance of common stock for debt conversion	1,047,583	1,047	-	1,088,439	-	-	1,089,486
Issuance of common stock for cashless warrant conversion	10,234	10	-	(10)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	965,161	-	-	965,161
Foreign currency translation adjustment	-	-	-	-	70,523	-	70,523
Net loss	-	-	-	-	-	(7,215,649)	(7,215,649)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Stock based compensation	-	-	-	180,749	-	-	180,749
Foreign currency translation adjustment	-	-	-	-	(28,449)	-	(28,449)
Net loss	-	-	-	-	-	(1,821,647)	(1,821,647)
Balance, March 31, 2019	45,998,053	$45,998	$100,862	$88,189,222	$(23,690)	$(89,656,779)	$(1,344,387)

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(1,821,647)	$(1,503,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(1,982)	-
Stock-based compensation	180,749	252,842
Amortization of debt discount	-	7,786
Loss on disposal of fixed assets	-	8,722
Depreciation and amortization expense	167,649	96,970
Adjustments due to ASC 606	60,583	(713,568)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(469,345)	265,936
Other current assets	24,108	4,151
Other assets	-	264
Accounts payable	555,953	41,690
Accrued interest	-	13,915
Accrued and deferred personnel compensation	(111,488)	149,156
Other liabilities - non-current	-	58,474
Right to use leases	62,753	-
Other liabilities - current	(29,960)	(185,652)
Deferred revenue and customer deposits	(213,406)	166,750
Net cash used in operating activities	(1,596,033)	(1,336,541)
INVESTING ACTIVITIES
Purchases of equipment	-	(18,078)
Capitalized software development costs	(139,570)	(13,948)
Net cash used in investing activities	(139,570)	(32,026)
FINANCING ACTIVITIES
Payments on notes payable	(6,792)	(1,902,947)
Proceeds from notes payable – related party	1,500,000	1,080,000
Proceeds from issuance of common stock, net of issuance costs	-	2,163,443
Net cash provided by financing activities	1,493,208	1,340,496

Effect of foreign currency translation on cash flow	(28,449)	(12,615)

Net change in cash	(270,844)	(40,686)
Cash at beginning of period	554,255	460,059
Cash at end of period	$283,411	$419,373
Supplemental disclosures:
Cash paid during period for:
Interest	$41,906	$57,489
Non cash investing and financing activities:
Lease adoption	$538,740	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and Point of Sale (“POS”) systems, allow resellers, brands and enterprises to market their products and services to consumers through text messages sent directly to consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. On November 14, 2018, we completed the acquisition of certain operating assets relating to Belly, Inc.’s proprietary digital customer loyalty platform, including client contracts, accounts receivable and intellectual property. We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 15, 2019.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019.

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

As of March 31, 2019, and December 31, 2018, we recorded an allowance for doubtful accounts of $8,122 and $10,104 respectively.

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

Accounting Standards Update (“ASU “) No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues.

We determine revenue recognition under ASC 606 through the following steps:

•identification of the contract, or contracts, with a customer;

•identification of the performance obligations in the contract;

•identification of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.

During the three months ended March 31, 2019 and 2018, two customers accounted for 78% and 66% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2019 and 2018, the comprehensive loss was $1,850,096 and $1,516,592, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2019 and 2018, we had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard as of January 1, 2019.

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

3.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2019 and December 31, 2018 was $537,550.

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2019 and December 31, 2018:

	Balance at December 31, 2018	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2019
Patents and trademarks	$104,986	$-	$-	$(3,196)	$656	$102,446
Customer and merchant relationships	836,088	-	-	(24,803)	-	811,285
Trade name	59,996	-	-	(2,320)	60	57,736
Acquired technology	161,092	-	-	(4,075)	-	157,017
Non-compete agreements	76,791	-	-	(3,965)	-	72,826
	$1,238,953	$-	$-	$(38,359)	$716	$1,201,310

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,769 and $10,669 for the three months ended March 31, 2019 and 2018, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2019 is as follows:

Year ending December 31,	Amount
2019	$151,078
2020	150,154
2021	148,220
2022	147,208
2023	140,600
Thereafter	464,050
Total	$1,201,310

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

The following table presents details of our software development costs as of March 31, 2019 and December 31, 2018:

	Balance at December 31, 2018	Additions	Amortization	Balance at March 31, 2019
Software Development Costs	$542,495	$139,570	$(111,399)	$570,666
	$542,495	$139,570	$(111,399)	$570,666

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $111,399 and $79,016 for the three months ended March 31, 2019 and 2018, respectively.

The estimated future amortization expense of software development costs as of March 31, 2019 is as follows:

Year ending December 31,	Amount
2019	$265,578
2020	266,993
2021	38,095
2022	-
2023	-
Thereafter	-
Total	$570,666

5.  Operating Lease Assets

Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases." We adopted Topic 842 on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods.

The following are additional details related to leases recorded on our Balance Sheet as of March 31, 2019:

Leases	Classification	As of March 31, 2019
Assets
Operating lease assets	Operating lease assets	$480,370
Total lease assets		$480,370
Liabilities
Current
Operating lease liabilities	Other current liabilities	$240,231
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	241,461
Total lease liabilities		$481,692

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

As of
March 31, 2019
2019	$198,327
2020	270,982
2021	35,748
2022	11,916
2023	-
Thereafter	-
Total future lease payments	516,973
Less: imputed interest	(35,281)
Total	$481,692

Weighted Average Remaining Lease Term (years)
Operating leases	2

Weighted Average Discount Rate
Operating leases	6.2%

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2019 and December 31, 2018:

Facility	Maturity	Interest Rate	Balance at March 31, 2019	Balance at December 31, 2018
BDC Term Loan	September 15, 2019	12%	$252,730	$252,837
ACOA Note	May 1, 2021	-	137,395	141,081
Wintrust Bank	November 1, 2021	6.75%	1,000,000	1,000,000
Related Party Note	March 31, 2021	15%	1,580,000	80,000
Total Debt			2,970,125	1,473,918
Less current portion			(617,140)	(1,279,590)
Long-term debt, net of current portion			$2,352,985	$194,328

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on September 15, 2019.

ACOA Note

On April 29, 2016, Livelenz, a wholly-owned subsidiary of the Company, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement, repayments began on June 1, 2016, and the note will mature and the commitments will terminate on May 1, 2021.

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

The Company capitalized debt issuance costs of $42,287 as of March 31, 2018 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of March 31, 2018, the Company has fully amortized these costs.

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

Related Party Notes

During the three months ended March 31, 2019 we issued unsecured notes in the principle aggregate amount of $1,500,000, which are due March 2021.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

Interest Expense

Interest expense was $41,905 and $57,489 during the three months ended March 31, 2019 and 2018, respectively.

7.  Stockholders’ Equity

Common Stock

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

2019

On March 31, 2019, the Company recorded stock based compensation expense of $65,000 related to restricted stock units for members of our board of directors.

As of March 31, 2019, and December 31, 2018 we had an equity payable balance of $100,862 and $100,862, respectively.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2018 and for the three months ended March 31, 2019:

Options
Outstanding at December 31, 2017	6,818,948
Granted	855,000
Exercised	(12,500)
Forfeit/canceled	(1,566,589)
Expired	(1,082,641)
Outstanding at December 31, 2018	5,012,218
Granted	290,000
Exercised	-
Forfeit/canceled	(507,557)
Expired	(360,418)
Outstanding at March 31, 2019	4,434,243

The weighted average exercise price of stock options granted during the period was $0.72 and the related weighted average grant date fair value was $0.52 per share.

2018

On March 26, 2018, the Company granted one employee a total of 300,000 options to purchase shares of the Company common stock at the closing price as of March 26, 2018 of $1.10 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until March 26, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102% and an option fair value of $.88 was $265,575.

On February 7, 2018, the Company issued 12,500 shares of our common stock, at a price of $0.78 per share, for the gross proceeds of $9,595 in conjunction with one employee that exercised vested stock options.

2019

During the three months ended March 31, 2019, the Company granted six employees a total of 290,000 options to purchase shares of the Company common stock at prices ranging between $1.00 and $1.17 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until the period ending March 31, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.83% and an option fair value of $.77 was $123,430.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
General and administrative	$54,232	$125,118
Sales and marketing	39,914	68,480
Engineering, research, and development	21,602	28,698
	$115,748	$222,296

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.53%	2.68%
Expected life (years)	6.00	6.00
Expected dividend yield	-	-
Expected volatility	90.83%	101.94%

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

The expected volatility in 2018 and 2018 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2018 and for the three months ended March 31, 2019:

RSU's
Outstanding at December 31, 2017	662,800
Granted	-
Exercised	-
Forfeit/canceled	-
Expired	-
Outstanding at December 31, 2018	662,800
Granted	222,224
Exercised	-
Forfeit/canceled	-
Expired	-
Outstanding at March 31, 2019	885,024

2018

In the twelve months ended December 31, 2018, the Company did not issue and restricted stock units. In the twelve months ended December 31, 2018, the company recorded $37,249 in restricted stock units amortization and $260,000 in board compensation.

2019

On January 1, 2019, the Company granted four independent directors a total of 222,224 restricted stock units. The units were valued at $260,000 or $1.17 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) April 1, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
General and administrative	$65,002	$30,546
	$65,002	$30,546

As of March 31, 2019, there was unearned restricted stock unit compensation as described in the tables above. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned restricted unit compensation expense. Future unearned restricted unit compensation will increase to the extent we grant additional equity awards.

Warrants Issued to Investors and Placement Agents

At March 31, 2019, we have warrants to purchase 432,500 shares of common stock at $1.20 per share and 284,500 at $1.00 per share, respectively, which are outstanding. All of these warrants expire in March 2020.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2019 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$1,771,976	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2018 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$1,781,448	$-

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except as described below and for routine litigation incurred in the normal course of business.

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New York by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19). In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities. On February 7, 2019 the court granted a preliminary injunction enjoining Mobivity and the individual employees from working together at Mobivity or using any of the alleged confidential information.  The court also directed expedited discovery. The court has set a conference date in the case for June 21, 2019. We deny all liability on the part of Mobivity and we intend to vigorously defend against this lawsuit.

10.  Related Party Transactions

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  As of December 31, 2018, the Note investments of $1,080,000 have been received from certain investors, officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

In the three months ended March 31, 2019, we issued unsecured notes in the principle aggregate amount of $1,500,000, which is due March 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

11. Subsequent Events

On April 1, 2019, the Company granted four independent directors a total of 72,224 restricted stock units. The units were valued at $65,002 or $0.90 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) April 1, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk

Factors” included in our 2018 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 15, 2019 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

The core of our business is our proprietary Recapture POS technology. Several years of development went into designing Recapture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Reach platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our Recognition platform with Reach allows for full attribution of SMS offers, which we believe is a unique combination of both SMS text messaging and POS data.

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

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers, and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of twelve percent (12%) per annum and the principal and accrued interest is due and payable no later than March 30, 2020. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

June 2018 Private Placement

In June and July 2018, we conducted a private placement of our common shares at an offering price of $1.00 per shares. We had sold a total of 6,822,583 shares of our common stock for gross proceeds of $6,822,583 including $5,775,000 of cash and the cancellation of $1,000,000 of principal $47,583 of accrued interest under our February 2018 private placement Notes.

June 30, 2018 Customer Contract Expansion

On June 30, 2018 we expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of Mobivity’s Receipt solution. With our Receipt solution which enables our customers with the ability to control the content on receipts printed from their point of sale, or POS system, and optimized business performance (Recognition), we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

The renewed and expanded partnership utilizes the Mobivity platform for all of our customer’s locations for a term of five years and includes a co-marketing commitment from both companies to ensure the continued growth in consumer subscribers to the program. The five-year term includes a six figure monthly minimum commitment that is prepaid to Mobivity on a quarterly basis.

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

During the three months ended March 31, 2019 we issued unsecured notes in the principle aggregate amount of $1,500,000, which are due March 2021.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of Recapture, Recognition, Receipt, Reach, Reup, Belly Loyalty, advertising model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended March 31, 2019 were $2,416,617, a decrease of $1,276,711, or 35%, compared to the same period in 2018. This decrease is primarily due to the recognition of revenue under ASC 606 of $1,648,731 during the three months ended March 31, 2018 compared to the reduction of revenue under ASC 606 of $126,336 during the three months ended March 31, 2019.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2019 was $1,171,909, an increase of $378,520, or 48%, compared to the same period in 2018. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $75,592, or 6%, to $1,323,935 during the three months ended March 31, 2019 compared to $1,248,343 for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in personnel and share based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $623,013, or 43%, to $838,567 during the three months ended March 31, 2019 compared to $1,461,580 for the same period in 2018. The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $953,865, or 62%, to $577,733 during the three months ended March 31, 2019 compared to $1,531,598 for the same period in 2018. This decrease is primarily due to the recognition of expenses under ASC 606 of $841,647 during the three months ended March 31, 2018 compared to the reduction of engineering, research & development expenses under ASC 606 of $68,179 during the three months ended March 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $187,126 or 193%, during the three months ended March 31, 2019 compared to the same period in 2018. This increase is primarily due to the increase in amortization of intangibles and pre-paid assets.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $15,584, or 27%, during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in interest expense for the three months ended March 31, 2019 is primarily related to the reduction in borrowings.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for three months ended March 31, 2019 and 2018 was $1 Canadian equals $0.75 and $0.78 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $931 and $4,120 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we had current assets of $3,131,894, including $283,411 in cash, and current liabilities of $5,702,916, resulting in a working capital deficit of $2,571,022. During the three months ended March 31, 2019 we issued unsecured notes in the principle aggregate amount of $1,500,000, which are due March 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

We believe as of the date of this report, we have the working capital on hand, along with our expected cash flow from operations, to fund our current level of operations at least through the end of the next twelve months.  However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(1,596,033)	$(1,336,541)
Investing activities	(139,570)	(32,026)
Financing activities	1,493,208	1,340,496
Effect of foreign currency translation on cash flow	(28,449)	(12,615)
Net change in cash	$(270,844)	$(40,686)

Operating Activities

We used cash from operating activities totaling $1,596,033 during the three months ended March 31, 2019. The operating activities included non-cash items related to the stock based compensation of $180,749, depreciation and amortization of $167,649, and the adjustments related to ASC 606 of $60,583.

During the three months ended March 31, 2018, we used cash from operating activities totaling $1,336,543. The operating activities included non-cash items related to the stock based compensation of $252,842 and the adjustments related to ASC 606 of $713,568.

Investing Activities

We used $139,570 for investing activities during the three months ended March 31, 2019 consisted of $139,570 of capitalized software development costs.

During the three months ended March 31, 2018, we used $32,026 for investing activities consisted of $18,078 in purchased equipment and $13,948 of capitalized software development costs.

Financing Activities

Financing activities provided $1,493,208 for the three months ended March 31, 2019 includes payments on notes payable of $6,792 and net proceeds from notes payable from related parties of $1,500,000.

During the three months ended March 31, 2018, financing activities provided $1,340,496 which included payments on notes payable of $6,792 and net proceeds from notes payable from related parties of $1,500,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New York by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19).  In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities.  On February 7, 2019 the court granted a preliminary injunction enjoining Mobivity and the individual employees from working together at Mobivity or using any of the alleged confidential information.  The court also directed expedited discovery.  The court has set a conference date in the case for June 21, 2019.   We deny all liability on the part of Mobivity and we intend to vigorously defend against this lawsuit.

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

Mobivity Holdings Corp.

Date: May 15, 2019	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May15, 2019	By:	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer (Principal Accounting Officer)