Form 10-Q
period 2019-06-30
MOBIVITY HOLDINGS CORP.
filed 2019-08-14
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(877) 282-7660

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Company	☐

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

As of August 14, 2019, the registrant had 47,148,053 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION1

Item 1.  Financial Statements1

Condensed Consolidated Balance Sheets1

Condensed Consolidated Statements of Operations and Comprehensive Income2

Consolidated Statement of Stockholders’ Equity3

Consolidated Statements of Cash Flows4

Notes to Condensed Consolidated Financial Statements5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.23

Item 4.  Controls and Procedures.23

PART II – OTHER INFORMATION25

Item 5.Other Information25

Item 6.  Exhibits25

SIGNATURES25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$154,825	$554,255
Accounts receivable, net of allowance for doubtful accounts of $48,038 and $10,104, respectively	427,801	601,658
Contracts receivable, current	791,724	578,869
Other current assets	797,371	736,309
Total current assets	2,171,721	2,471,091
Goodwill	537,550	537,550
Operating lease assets	421,032	-
Intangible assets, net	1,741,092	1,781,448
Contracts receivable, long term	1,512,445	2,113,823
Other assets	266,777	527,146
TOTAL ASSETS	$6,650,617	$7,431,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,729,110	$1,731,628
Accrued interest	96,033	9,167
Accrued and deferred personnel compensation	223,573	350,311
Deferred revenue and customer deposits	1,183,311	1,956,938
Related party notes payable, net - current maturities	127,954	131,392
Notes payable, net - current maturities	721,577	1,148,198
Other current liabilities	729,596	723,636
Total current liabilities	5,811,154	6,051,270

Non-current liabilities
Related party notes payable, net - long term	2,500,000	-
Notes payable, net - long term	667,059	194,328
Other long term liabilities	1,100,091	860,500
Total non-current liabilities	4,267,150	1,054,828
Total liabilities	10,078,304	7,106,098
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,998,053 and 45,998,053, shares issued and outstanding	45,998	45,998
Equity payable	100,862	100,862
Additional paid-in capital	88,685,027	88,008,473
Accumulated other comprehensive loss	(12,795)	4,759
Accumulated deficit	(92,246,779)	(87,835,132)
Total stockholders' equity	(3,427,687)	324,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,650,617	$7,431,058

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Revenues	$2,434,841	$1,366,239	$4,851,436	$5,059,567
Cost of revenues	1,626,823	756,130	2,798,649	1,549,519
Gross profit	808,018	610,109	2,052,787	3,510,048

Operating expenses
General and administrative	1,581,266	770,591	2,726,502	2,018,934
Sales and marketing	802,050	792,263	1,559,192	2,253,843
Engineering, research, and development	761,320	422,660	1,739,428	1,954,258
Goodwill impairment	-	-	-	-
Depreciation and amortization	148,391	98,728	307,481	195,698
Total operating expenses	3,293,027	2,084,242	6,332,603	6,422,733

Income (loss) from operations	(2,485,009)	(1,474,133)	(4,279,816)	(2,912,685)

Other income/(expense)
Interest income	-	146	17	602
Interest expense	(89,855)	(109,635)	(130,992)	(167,124)
Gain on sale of fixed assets	-	-	-	(8,722)
Foreign currency (loss) gain	(35)	(1,290)	(856)	(1,620)
Total other income/(expense)	(89,890)	(110,779)	(131,831)	(176,864)
Income (loss) before income taxes	(2,574,899)	(1,584,912)	(4,411,647)	(3,089,549)
Income tax expense	-	-	-	-
Net Income (loss)	(2,574,899)	(1,584,912)	(4,411,647)	(3,089,549)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	6,136	69,710	(17,554)	57,097
Comprehensive income (loss)	$(2,568,763)	$(1,515,202)	$(4,429,201)	$(3,032,452)
Net income (loss) per share:
Basic	$(0.06)	$(0.04)	$(0.10)	$(0.08)
Weighted average number of shares:
Basic	45,998,053	38,018,733	45,998,053	37,952,427

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock			Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Equity Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2017	37,025,140	37,025	100,862	77,910,842	(65,764)	(80,619,483)	(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,102,804	2,103	-	2,253,359	-	-	2,255,462
Issuance of common stock for debt conversion	1,047,583	1,047	-	1,088,439	-	-	1,089,486
Issuance of common stock for cashless warrant conversion	10,234	10	-	(10)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	965,161	-	-	965,161
Foreign currency translation adjustment	-	-	-	-	70,523	-	70,523
Net loss	-	-	-	-	-	(7,215,649)	(7,215,649)
Balance, December 31, 2018	45,998,053	45,997	100,862	88,008,473	4,759	(87,835,132)	324,959
Stock based compensation	-	-	-	676,554	-	-	676,554
Foreign currency translation adjustment	-	-	-	-	(17,554)	-	(17,554)
Net loss	-	-	-	-	-	(4,411,647)	(4,411,647)
Balance, June 30, 2019	45,998,053	45,998	100,862	88,685,027	(12,795)	(92,246,779)	(3,427,687)

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(4,411,647)	$(3,089,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	38,522	118
Loss on conversion of debt	-	41,902
Stock-based compensation	676,554	407,744
Loss on disposal of fixed assets & patents	10,975	8,722
Depreciation and amortization expense	307,481	195,698
Adjustments due to ASC 606	191,065	(610,206)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	136,608	142,646
Other current assets	214,294	(11,996)
Other assets	(24,567)	-
Accounts payable	995,000	(92,157)
Accrued interest	86,866	114,997
Accrued and deferred personnel compensation	(128,007)	141,430
Other liabilities - non-current	(15,081)	(259,623)
Other liabilities - current	69,860	(15,491)
Deferred revenue and customer deposits	(773,015)	819,339
Net cash used in operating activities	(2,625,092)	(2,206,426)
INVESTING ACTIVITIES
Purchases of equipment	(8,183)	(9,953)
Capitalized software development costs	(256,963)	(175,614)
Net cash used in investing activities	(265,146)	(185,567)
FINANCING ACTIVITIES
Payments on notes payable	(5,139)	(2,140,722)
Proceeds from notes payable	-	2,015,000
Proceeds from related party notes payable, net of repayments	2,496,562	80,000
Proceeds from issuance of common stock, net of issuance costs	-	6,163,443
Net cash provided by financing activities	2,491,423	6,117,721

Effect of foreign currency translation on cash flow	(615)	57,097

Net change in cash	(399,430)	3,782,825
Cash at beginning of period	554,255	460,059
Cash at end of period	$154,825	$4,242,884
Supplemental disclosures:
Cash paid during period for:
Interest	$71,091	$109,635
Non-cash investing and financing activities:
Lease adoption	$538,740	$-
Issuance of common stock for debt conversion	$-	$1,047,584
Issuance of common stock for cashless exercise	$-	$2

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019.

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

As of June 30, 2019, and December 31, 2018, we recorded an allowance for doubtful accounts of $48,038 and $10,104, respectively.

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

During the six months ended June 30, 2019, two customers accounted for 71% of our revenues. During the six months ended June 30, 2018, three customers accounted for 74% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the six months ended June 30, 2019 and 2018, the comprehensive loss was $4,411,647 and $3,032,452, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2019 and 2018, we had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2019 and December 31, 2018 was $537,550.

Intangible assets

	Balance at December 31, 2018	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2019
Patents and trademarks	$104,986	-	(10,975)	(6,384)	190	87,817
Customer and merchant relationships	836,088	-	-	(48,425)	-	787,663
Trade name	59,996	-	-	(4,640)	17	55,373
Acquired technology	161,092	-	-	(8,150)	-	152,942
Non-compete agreements	76,791	-	-	(7,930)	-	68,861
	$1,238,953	-	(10,975)	(75,529)	207	1,152,656

The following table presents details of our purchased intangible assets as of June 30, 2019 and December 31, 2018:

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,760 and $11,096 for the three months ended June 30, 2019 and 2018, respectively.

Amortization expense for intangible assets was $75,529 and $21,765 for the six months ended June 30, 2019 and 2018, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2019 is as follows:

Year ending December 31,	Amount
2019	$75,530
2020	150,154
2021	147,321
2022	147,208
2023	140,600
Thereafter	491,843
Total	$1,152,656

4.  Software Development Costs

The Company has capitalized certain costs for software developed or obtained for internal use during the application development stage as it relates to specific contracts. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities

The following table presents details of our software development costs as of June 30, 2019 and December 31, 2018:

	Balance at December 31, 2018	Additions	Amortization	Balance at June 30, 2019
Software Development Costs	$542,495	$256,963	$(211,022)	$588,436
	$542,495	$256,963	$(211,022)	$588,436

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $99,623 and $80,372 for the three months ended June 30, 2019 and 2018, respectively.

Amortization expense for software development costs was $211,022 and $159,388 for the six months ended June 30, 2019 and 2018, respectively.

The estimated future amortization expense of software development costs as of June 30, 2019 is as follows:

Year ending December 31,	Amount
2019	$203,545
2020	338,097
2021	46,794
2022	-
2023	-
Thereafter	-
Total	$588,436

5.  Operating Lease Assets

Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases." The Company adopted Topic 842 on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods.

The following are additional details related to leases recorded on our balance sheet as of June 30, 2019:

Leases	Classification	Balance at June 30, 2019
Assets
Operating lease assets	Operating lease assets	$421,032
Total lease assets		$421,032

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$246,243
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$177,432
Total lease liabilities		$423,675

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2019	$132,507
2020	270,982
2021	35,748
2022	11,916
2023	-
Thereafter	-
Total future lease payments	451,153
Less: imputed interest	(27,478)
Total	$423,675

Weighted Average Remaining Lease Term (years)
Operating leases	2

Weighted Average Discount Rate
Operating leases	6.20%

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2019 and December 31, 2018:

Facility	Maturity	Interest Rate	Balance at June 30, 2019	Balance at December 31, 2018
BDC Term Loan	September 15, 2019	20%	$257,701	$252,837
ACOA Note	May 1, 2021	-	130,935	141,081
Wintrust Bank	November 1, 2021	6.75%	1,000,000	1,000,000
Related Party Note	3/31/2021-6/30/2021	15%	2,627,954	80,000
Total Debt			4,016,590	1,473,918
Less current portion			(849,531)	(1,279,590)
Long-term debt, net of current portion			$3,167,059	$194,328

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livlenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021.

ACOA Note

On April 29, 2016, Livelenz, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement, repayments began on June 1, 2016, and the note will mature and the commitments will terminate on May 1, 2021.

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

The Company capitalized debt issuance costs of $42,287 as of March 31, 2018 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of June 30, 2019, the Company has fully amortized these costs.

Wintrust Loan

On November 14, 2018, the Company entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, the Company will commence monthly payments of principal in the amount of $33,333.33 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Related Party Notes

During the six months ended June 30, 2019 we issued unsecured notes in the principle aggregate amount of $2,500,000, which are due in the first and second quarters of 2021.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

Interest Expense

Interest expense was $89,855 and $109,635 during the three months ended June 30, 2019 and 2018, respectively.

Interest expense was $130,992 and $167,124 during the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, and December 31, 2018 we had an equity payable balance of $100,862 and $100,862, respectively.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2018 and for the six months ended June 30, 2019:

Options
Outstanding at December 31, 2017	6,818,948
Granted	855,000
Exercised	(12,500)
Forfeit/canceled	(1,566,589)
Expired	(1,082,641)
Outstanding at December 31, 2018	5,012,218
Granted	2,065,000
Exercised	-
Forfeit/canceled	(524,848)
Expired	(444,652)
Outstanding at June 30, 2019	6,107,718

The weighted average exercise price of stock options granted during the period was $1.04 and the related weighted average grant date fair value was $0.73 per share.

2018

On January 1, 2018, the Company granted two employees a total of 10,000 options to purchase shares of the Company common stock at the closing price as of January 1, 2018 of $1.20 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until January 1, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 104.04% and an option fair value of $.97 was $9,729.

On January 8, 2018, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of January 8, 2018 of $1.20 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until January 8, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 104.06% and an option fair value of $.97 was $48,682.

On January 29, 2018, the Company granted one employee a total of 20,000 options to purchase shares of the Company common stock at the closing price as of January 29, 2018 of $1.03 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until January 29, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 103.49% and an option fair value of $.83 was $16,690.

On February 7, 2018, the Company issued 12,500 shares of our common stock, at a price of $0.78 per share, for the gross proceeds of $9,595 in conjunction with one employee that exercised vested stock options.

On February 15, 2018, the Company granted one employee a total of 100,000 options to purchase shares of the Company common stock at the closing price as of February 15, 2018 of $1.12 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until February 15, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 103.60% and an option fair value of $.91 was $90,904.

On March 26, 2018, the Company granted one employee a total of 300,000 options to purchase shares of the Company common stock at the closing price as of March 26, 2018 of $1.10 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until March 26, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 101.94% and an option fair value of $.88 was $265,575.

On April 16, 2018, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of April 16, 2018 of $1.06 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until April 16, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102.07% and an option fair value of $.85 was $42,693.

On May 7, 2018, the Company granted one employee a total of 10,000 options to purchase shares of the Company common stock at the closing price as of May 7, 2018 of $0.90 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until May 7, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 101.42% and an option fair value of $.72 was $7,231.

On June 1, 2018, the Company granted one employee a total of 10,000 options to purchase shares of the Company common stock at the closing price as of June 1, 2018 of $1.12 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until June 1, 2028. The total estimated value using the Black-Scholes Model, based on a volatility rate of 95.44% and an option fair value of $.87 was $8,705.

2019

On January 7, 2019, the Company granted one employee a total of 10,000 options to purchase shares of the Company common stock at the closing price as of January 7, 2019 of $1.17 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until January 7, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.82% and an option fair value of $.88 was $8,821.

On January 21, 2019, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of January 21, 2019 of $1.17 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until January 21, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.75% and an option fair value of $.88 was $13,239.

On February 12, 2019, the Company granted one employee a total of 150,000 options to purchase shares of the Company common stock at the closing price as of February 12, 2019 of $1.00 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until February 12, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.79% and an option fair value of $.75 was $113,046.

On February 18, 2019, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of February 18, 2019 of $1.05 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until February 18, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.88% and an option fair value of $.84 was $12,537.

On February 25, 2019, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of February 25, 2019 of $1.00 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until February 25, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.88% and an option fair value of $.75 was $37,697.

On March 11, 2019, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of March 11, 2019 of $1.00 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until March 11, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.90% and an option fair value of $.75 was $37,688.

On May 17, 2019, the Company granted three employees a total of 1,775,000 options to purchase shares of the Company common stock at the closing price as of May 17, 2019 of $1.04 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until May 17, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 80.17% and an option fair value of $.72 was $1,283,178.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$438,283	$62,187	$490,037	$217,851
Sales and marketing	26,152	55,617	58,097	124,097
Engineering, research, and development	31,370	37,098	63,418	65,796
	$495,805	$154,902	$611,552	$407,744

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,
	2019	2018
Risk-free interest rate	2.25%	2.68%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	81.67%	101.94%

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

The expected volatility in 2019 and 2018 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2018 and for the six months ended June 30, 2019:

Shares
Outstanding at December 31, 2017	662,800
Awarded	-
Released	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2018	662,800
Awarded	294,448
Released	-
Canceled/forfeited/expired	-
Outstanding at June 30, 2019	957,248

Expected to vest at June 30, 2019	957,248
Vested at June 30, 2019	957,248
Unvested at June 30, 2019	-
Unrecognized expense at June 30, 2019	$-

2018

During the twelve months ended December 31, 2018, the Company did not issue any restricted stock units. During the twelve months ended December 31, 2018, the Company recorded $37,249 in restricted stock units amortization and $260,000 in board compensation.

2019

On January 1, 2019, the Company granted four independent directors a total of 222,224 restricted stock units. The units were valued at $260,000 or $1.17 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) January 1, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On March 31, 2019, the Company granted four independent directors a total of 72,224 restricted stock units. The units were valued at $65,000 or $0.90 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 31, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$-	$8,702	$65,002	$30,546
	$-	$8,702	$65,002	$30,546

As of June 30, 2019, there was no unearned restricted stock unit compensation.

Warrants Issued to Investors and Placement Agents

At June 30, 2019, we have warrants to purchase 432,500 shares of common stock at $1.20 per share and 234,500 at $1.00 per share, respectively, which are outstanding. All of these warrants expire in March 2020.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2019 on a recurring and non-recurring basis:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$--	$--	$537,550	--
Intangibles, net (non-recurring)	$--	$--	$1,741,092	--

The following table presents assets that are measured and recognized at fair value as of December 31, 2018 on a recurring and non-recurring basis:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$--	$--	$537,550	--
Intangibles, net (non-recurring)	$--	$--	$1,781,448	--

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New York by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19). In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities. On August 14, 2019 we entered into a settlement agreement with mGage pursuant to which we and mGage released each other of all claims and we agreed to pay mGage $300,000 over a period of time.

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

During the six months ended June 30, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $2,500,000, which are due and payable in the first two quarters of 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As noted in subsequent events, we conducted a private placement of our securities in July 2019. The note holder participated in the private placement described in Note 11, by converting all principal and accrued interest under the notes, totaling $3,082,916, into 3,082,916 units of our securities, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share.

11. Subsequent Events

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two year period, at an exercise price of $1.25 per share. As of the date of this report, gross proceeds of $4,882,916 have been received.  The offering was conducted by our management and no commission or other selling fees were paid by us.  One director of the company participated in this private placement as described in Note 10.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021.

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

November 2018 Acquisition of Certain Belly, Inc. Assets

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

Unsecured Promissory Note Investments in 2019

During the six months ended June 30, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $2,500,000, which are due and payable in the first two quarters of 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As noted in subsequent events, we conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting all principal and accrued interest under the notes totaling $3,082,916, into 3,082,916 units of our securities.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of Recapture, Recognition, Receipt, Reach, Reup, Belly Loyalty, advertising model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended June 30, 2019 were $2,434,841, an increase of $1,068,602, or 78%, compared to the same period in 2018. This increase is primarily due to the acquisition of Belly which comprises $359,651 of the increase along with an increase in revenue from our existing customers.

Revenues for the six months ended June 30, 2019 was $4,851,436, a decrease of $208,131, or 4%, compared to the same period in 2018. This decrease is primarily due to the recognition of revenue under ASC 606 of $1,442,616 during the six months ended June 30, 2018 compared to the reduction of revenue under ASC 606 of $388,522 during the six months ended June 30, 2019.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2019 was $1,626,823, an increase of $870,693, or 115%, compared to the same period in 2018. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

Cost of revenues for the six months ended June 30, 2019 was $2,798,649, an increase of $1,249,130, or 81%, compared to the same period in 2018. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $810,675, or 105%, to $1,581,363 during the three months ended June 30, 2019 compared to $770,591 for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in personnel and stock-based compensation expenses. Share based compensation increased $376,096 for the same period ended 2018.

General and administrative expenses increased $707,568, or 35%, to $2,726,502 during the six months ended June 30, 2019 compared to $2,018,934 for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in personnel and stock-based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses increased $9,787, or 1%, to $802,050 during the three months ended June 30, 2019 compared to $792,263 for the same period in 2018. The increase was primarily due to lower personnel and share based compensation expenses.

Sales and marketing expenses decreased $694,651, or 31%, to $1,559,192 during the six months ended June 30, 2019 compared to $2,253,843 for the same period in 2018. The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $338,660 or 80%, to $761,320 during the three months ended June 30, 2019 compared to $422,660 for the same period in 2018. This increase is primarily due to an increase in external consulting fees.

Engineering, research & development expenses decreased $214,830 or 11%, to $1,739,428 during the six months ended June 30, 2019 compared to $1,954,258 for the same period in 2018. This decrease is primarily due to the recognition of expenses under ASC 606 of $749,169 during the six months ended June 30, 2018 compared to the reduction of engineering, research & development expenses under ASC 606 of $177,712 during the six months ended June 30, 2019. This decrease is offset by an increase in external consulting fees.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $49,663 or 50%, during the three months ended June 30, 2019 compared to the same period in 2018. This increase is primarily due to the increase in amortization of intangibles.

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $111,783 or 57%, during the six months ended June 30, 2019 compared to the same period in 2018. This increase is primarily due to the increase in amortization of intangibles.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $19,780, or 18%, during the three months ended June 30, 2019 compared to the same period in 2018. The decrease in interest expense is primarily related to the reduction in borrowings.

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $36,132, or 22%, during the six months ended June 30, 2019 compared to the same period in 2018. The decrease in interest expense is primarily related to the reduction in borrowings.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2019 was $1 Canadian equals $0.75 and $0.75 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.78 and $0.75 U.S. Dollars, respectively during the same periods of 2018. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $35 and $1,290 for the three months ended June 30, 2019 and 2018, respectively.

The change in foreign currency was a loss of $856 and $1,620 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $2,171,721, including $154,825 in cash, and current liabilities of $5,811,154, resulting in a working capital deficit of $3,693,433. This does not give effect to our receipt of net proceeds of $4,882,916, including the conversion of $3,082,916 of debt to equity, in connection with our private placement of securities, which commenced in July 2019, and described below

During the six months ended June 30, 2019 we issued unsecured notes in the principle aggregate amount of $2,500,000, which are due in the first two quarters of 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two year period, at an exercise price of $1.25 per share. As of the date of this report, gross proceeds of $4,882,916 have been received, including the conversion $3,082,916 of principal and accrued interest under the above-mentioned notes.

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

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(2,625,092)	$(2,206,426)
Investing activities	(265,146)	(185,567)
Financing activities	2,491,423	6,117,721
Effect of foreign currency translation on cash flow	(615)	57,097
Net change in cash	$(399,430)	$3,782,825

Operating Activities

We used cash from operating activities totaling $2,625,092 during the six months ended June 30, 2019 and used cash from operating activities totaling $2,206,426 during the six months ended June 30, 2018. The increase in cash used in operations was primarily due to a decrease in deferred revenue from customer prepayments.

Investing Activities

Investing activities during the six months ended June 30, 2019 consisted of $8,183 of equipment purchases and $256,963 of capitalized software development costs.

Investing activities during the six months ended June 30, 2018 consisted of $9,953 of equipment purchases and $175,614 of capitalized software development costs.

Financing Activities

Financing activities during the six months ended June 30, 2019 consisted of $5,139 of payments on notes payable and net proceeds of $2,496,562 from the issuance of related party debt.

Financing activities during the six months ended June 30, 2018 consisted of net payments of $125,722 on notes payable, net proceeds of $80,000 from the issuance of related party debt and $6,163,443 of net proceeds from the sale of common stock units.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.Other Information

In July 2019, we commenced conducted the private placement of 7,000,000 units of our securities, at a price of $1.00 per unit, with each unit consisting of one share of our common stock and a warrant to purchase one-half share of our common stock, over a two-year period, at an exercise price of $1.25 per share. As of the date of this report, we had sold 4,882,916 units, for the gross proceeds of $4,882,916, including the conversion $3,082,916 of principal and accrued interest under outstanding unsecured promissory notes.  The private placement investors were existing stockholders of the Company who were accredited investors under Rule 501(a) under the Securities Act of 1933 (“Securities Act”).  The placement was conducted by our management and no commissions or other selling fees were paid by us.  The units were offered and sold pursuant to exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 thereunder. We intend to continue the private placement until all 7,000,000 units are sold or until our earlier decision to terminate the placement.

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

Mobivity Holdings Corp.

Date: August 14, 2019	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Charles B. Mathews
Charles B. Mathews
Chief Financial Officer (Principal Accounting Officer)