Form 10-Q
period 2019-09-30
MOBIVITY HOLDINGS CORP.
filed 2019-11-14
CIK 1447380

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the registrant had 51,380,969 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$975,669	$554,255
Accounts receivable, net of allowance for doubtful accounts of $65,306 and $10,104, respectively	774,669	601,658
Contracts receivable, current	655,574	578,869
Other current assets	751,820	736,309
Total current assets	3,157,732	2,471,091
Goodwill	537,550	537,550
Operating lease assets	360,709	-
Intangible assets, net	2,200,962	1,781,448
Contracts receivable, long term	1,386,408	2,113,823
Other assets	132,546	527,146
TOTAL ASSETS	$7,775,907	$7,431,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,739,522	$1,731,628
Accrued interest	18,267	9,167
Accrued and deferred personnel compensation	313,575	350,311
Deferred revenue and customer deposits	1,375,408	1,956,938
Related party notes payable	90,461	131,392
Notes payable, net - current maturities	528,331	1,148,198
Other current liabilities	618,163	723,636
Total current liabilities	5,683,727	6,051,270

Non-current liabilities
Notes payable, net - long term	702,072	194,328
Other long term liabilities	940,632	860,500
Total non-current liabilities	1,642,704	1,054,828
Total liabilities	7,326,431	7,106,098
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,380,969 and 45,998,053, shares issued and outstanding	51,381	45,998
Equity payable	100,862	100,862
Additional paid-in capital	94,442,771	88,008,473
Accumulated other comprehensive income	17,698	4,759
Accumulated deficit	(94,163,236)	(87,835,132)
Total stockholders' equity	449,476	324,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,775,907	$7,431,058

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Revenues	$2,481,986	$4,561,368	$7,333,407	$9,620,935
Cost of revenues	1,586,411	1,021,285	4,385,106	2,570,804
Gross profit	895,575	3,540,083	2,948,301	7,050,131

Operating expenses
General and administrative	1,381,361	857,095	4,101,340	2,876,029
Sales and marketing	636,757	792,678	2,025,055	3,046,521
Engineering, research, and development	380,539	1,683,738	2,298,405	3,637,996
Goodwill impairment	-	-	-	-
Depreciation and amortization	155,598	87,526	463,086	283,224
Total operating expenses	2,554,255	3,421,037	8,887,886	9,843,770

Income (loss) from operations	(1,658,680)	119,046	(5,939,585)	(2,793,639)

Other income/(expense)
Interest income	26,636	279	26,654	881
Interest expense	(57,569)	(25,913)	(188,451)	(193,036)
Loss on conversion of debt	(232,462)	-	(232,462)	-
Loss on sale of fixed assets	-	-	-	(8,722)
Foreign currency gain (loss)	6,642	(2,106)	5,740	(3,726)
Total other income/(expense)	(256,753)	(27,740)	(388,519)	(204,603)
Income (loss) before income taxes	(1,915,433)	91,306	(6,328,104)	(2,998,242)
Income tax expense	-	-	-	-
Net Income (loss)	(1,915,433)	91,306	(6,328,104)	(2,998,242)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	35,252	38,179	12,939	18,918
Comprehensive income (loss)	$(1,880,181)	$129,485	$(6,315,165)	$(2,979,324)
Net income (loss) per share:
Basic	$(0.04)	$-	$(0.14)	$(0.07)
Diluted	$(0.04)	$-	$(0.14)	$(0.07)
Weighted average number of shares:
Basic	47,488,574	45,719,664	46,500,353	41,325,443
Diluted	47,488,574	53,394,242	46,500,353	41,325,443

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,102,804	2,103	-	2,253,358	-	-	2,255,461
Issuance of common stock for debt conversion	1,047,583	1,048	-	1,088,439	-	-	1,089,487
Issuance of common stock for cashless warrant conversion	10,234	10	-	(10)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	965,161	-	-	965,161
Foreign currency translation adjustment	-	-	-	-	70,523	-	70,523
Net loss	-	-	-	-	-	(7,215,649)	(7,215,649)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for debt conversion	2,582,916	2,583	-	2,812,795	-	-	2,815,378
Issuance of common stock for cash	2,800,000	2,800	-	2,797,200	-	-	2,800,000
Stock based compensation	-	-	-	824,303	-	-	824,303
Foreign currency translation adjustment	-	-	-	-	12,939	-	12,939
Net loss	-	-	-	-	-	(6,328,104)	(6,328,104)
Balance, September 30, 2019	51,380,969	$51,381	$100,862	$94,442,771	$17,698	$(94,163,236)	$449,476

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(6,328,104)	$(2,998,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	56,360	9,878
Loss on conversion of debt	232,462	41,903
Stock-based compensation	824,303	558,254
Loss on disposal of fixed assets & patents	21,400	8,722
Depreciation and amortization expense	463,086	283,224
Adjustments due to ASC 606	331,550	(1,495,290)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(228,804)	(348,260)
Other current assets	402,518	(6,347)
Other assets	(42,408)	-
Accounts payable	1,006,183	27,371
Accrued interest	92,016	(62,615)
Accrued and deferred personnel compensation	(37,123)	(36,340)
Other liabilities - non-current	(22,621)	4,705
Other liabilities - current	(506)	(19,176)
Deferred revenue and customer deposits	(581,609)	1,989,098
Net cash used in operating activities	(3,811,297)	(2,043,115)
INVESTING ACTIVITIES
Purchases of equipment	(8,183)	(20,306)
Cash paid for patent activities	(10,425)	-
Capitalized software development costs	(861,914)	(356,865)
Net cash used in investing activities	(880,522)	(377,171)
FINANCING ACTIVITIES
Payments on notes payable	(212,089)	(2,984,472)
Proceeds from notes payable	-	2,095,000
Proceeds from related party notes payable, net of repayments	2,500,000	-
Proceeds from issuance of common stock, net of issuance costs	2,800,000	7,950,343
Net cash provided by financing activities	5,087,911	7,060,871

Effect of foreign currency translation on cash flow	25,322	18,918

Net change in cash	421,414	4,659,503
Cash at beginning of period	554,255	460,059
Cash at end of period	$975,669	$5,119,562
Supplemental disclosures:
Cash paid during period for:
Interest	$179,3511	$25,913
Non-cash investing and financing activities:
Lease adoption	$538,740	$-
Issuance of common stock for debt conversion	$2,582,916	$1,047,584
Issuance of common stock for cashless exercise	$-	$2

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019.

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

As of September 30, 2019, and December 31, 2018, we recorded an allowance for doubtful accounts of $65,306 and $10,104, respectively.

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

During the nine months ended September 30, 2019, two customers accounted for 71% of our revenues. During the nine months ended September 30, 2018, three customers accounted for 73% of our revenues.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the nine months ended September 30, 2019 and 2018, the comprehensive loss was $6,315,165 and $2,979,234, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2019 and 2018, we had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. This guidance was effective for the Company for its fiscal year beginning January 1, 2018. The Company adopted the modified retrospective approach to initially apply the update and recognize the remaining contract value at the date of application.

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

3.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2019 and December 31, 2018 was $537,550.

The following table presents details of our purchased intangible assets as of September 30, 2019 and December 31, 2018:

Intangible assets

	Balance at December 31, 2018	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2019
Patents and trademarks	$104,986	$10,425	$(21,400)	$(9,589)	$150	$84,572
Customer and merchant relationships	836,088	-	-	(72,639)	-	763,449
Trade name	59,996	-	-	(6,961)	14	53,049
Acquired technology	161,092	-	-	(12,225)	-	148,867
Non-compete agreements	76,791	-	-	(11,895)	-	64,896
	$1,238,953	$10,425	$(21,400)	$(113,309)	$164	$1,114,833

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,779 and $9,976 for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense for intangible assets was $113,309 and $31,741 for the nine months ended September 30, 2019 and 2018, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2019 is as follows:

Year ending December 31,	Amount
2019	$37,769
2020	150,154
2021	147,258
2022	147,208
2023	140,600
Thereafter	491,844
Total	$1,114,833

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

The following table presents details of our software development costs as of September 30, 2019 and December 31, 2018:

	Balance at December 31, 2018	Additions	Amortization	Balance at September 30, 2019
Software Development Costs	$542,495	$861,914	$(318,280)	$1,086,129
	$542,495	$861,914	$(318,280)	$1,086,129

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $107,258 and $68,788 for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense for software development costs was $318,280 and $228,175 for the nine months ended September 30, 2019 and 2018, respectively.

The estimated future amortization expense of software development costs as of September 30, 2019 is as follows:

Year ending December 31,	Amount
2019	$171,905
2020	640,572
2021	273,652
2022	-
2023	-
Thereafter	-
Total	$1,086,129

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

The following are additional details related to leases recorded on our balance sheet as of September 30, 2019:

Leases	Classification	Balance at September 30, 2019
Assets
Operating lease assets	Operating lease assets	$360,709
Total lease assets		$360,709

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$252,672
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$112,012
Total lease liabilities		$364,684

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2019	$66,686
2020	270,982
2021	35,748
2022	11,927
2023	-
Thereafter	-
Total future lease payments	385,343
Less: imputed interest	(20,659)
Total	$364,684

Weighted Average Remaining Lease Term (years)
Operating leases	2

Weighted Average Discount Rate
Operating leases	6.20%

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2019 and December 31, 2018:

Facility	Maturity	Interest Rate	Balance at September 30, 2019	Balance at December 31, 2018
BDC Term Loan	October 15,2021	25%	$241,941	$252,837
ACOA Note	May 1,2021	-	122,655	141,081
Wintrust Bank	November 1,2021	6.75%	865,807	1,000,000
Related Party Note	March 31,2020	15%	90,461	80,000
Total Debt			1,320,864	1,473,918
Less current portion			(618,792)	(1,279,590)
Long-term debt, net of current portion			$702,072	$194,328

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 in addition to the monthly payment of accrued interest. These payments will increase to $10,000 on November 15, 2019, $12,000 on May 15, 2020, $14,000 on November 15, 2020 and $16,000 on May 15, 2021 in addition to the monthly interest.

ACOA Note

On April 29, 2016, Livelenz, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement, repayments began on June 1, 2016, and the note will mature and the commitments will terminate on May 1, 2021. The monthly principal payment amount of $3,000 will increase to $3,500 beginning on November 1, 2020.

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

The Company capitalized debt issuance costs of $42,287 as of March 31, 2018 related to the Facility, which have been amortized on a straight-line basis to interest expense over the two-year term of the Facility. As of September 30, 2019, the Company has fully amortized these costs.

Wintrust Loan

On November 14, 2018, the Company entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, the Company will commence monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Related Party Notes

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2020. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of September 30, 2019, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes plus accrued interest of $18,267.

During the nine months ended September 30, 2019 we issued unsecured notes in the principle aggregate amount of $2,500,000, which are due in the first and second quarters of 2021.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

On July 2, 2019 this note was converted into equity and we recorded a loss on conversion of debt of $232,462 for the three and nine months ended September 30, 2019.

Interest Expense

Interest expense was $57,569 and $25,913 during the three months ended September 30, 2019 and 2018, respectively.

Interest expense was $188,451 and $193,036 during the nine months ended September 30, 2019 and 2018, respectively.

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

In June 2018, the Company commenced a private placement of its common shares at an offering price of $1.00 per share. As of September 30, 2018, the Company had sold 5,775,000 shares of its common stock for gross proceeds of $5,775,000. In addition, the Company issued 1,047,583 shares of its common stock associated with the cancellation of $1,000,000 of principal, $47,583 of accrued interest, and a loss on conversion of $41,902 under its February 2018 private placement Notes (See Note 6).

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

On December 31, 2018, the Company recorded stock-based compensation expense of $260,000 related to restricted stock units for members of our board of directors.

2019

In July 2019, the Company commenced a private placement of its common stock units, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share at an offering price of $1.00 per unit. As of September 30, 2019, the Company had sold 2,800,000 units of its common stock for gross proceeds of $2,800,000. In addition, the Company issued 2,582,916 units of its common stock associated with the conversion of $2,500,000 of principal, $82,916 of accrued interest, and a loss on conversion of $232,462 (See Note 6).

As of September 30, 2019, and December 31, 2018 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2018 and for the nine months ended September 30, 2019:

Options
Outstanding at December 31, 2017	6,818,948
Granted	855,000
Exercised	(12,500)
Forfeit/canceled	(1,566,589)
Expired	(1,082,641)
Outstanding at December 31, 2018	5,012,218
Granted	2,205,000
Exercised	-
Forfeit/canceled	(738,389)
Expired	(628,402)
Outstanding at September 30, 2019	5,850,427

The weighted average exercise price of stock options granted during the period was $1.03 and the related weighted average grant date fair value was $0.72 per share.

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

On August 21, 2019, the Company granted four employees a total of 140,000 options to purchase shares of the Company common stock at the closing price as of August 21, 2019 of $0.95 per share. The Option Shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 21, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 80.17% and an option fair value of $.65 was $91,537.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	$94,122	$111,003	$584,160	$328,854
Sales and marketing	13,020	4,982	63,575	129,079
Engineering, research, and development	40,607	34,525	111,567	100,321
	$147,749	$150,510	$759,302	$558,254

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,
	2019	2018
Risk-free interest rate	2.21%	1.96%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	81.57%	84.94%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2018 and for the nine months ended September 30, 2019:

Shares
Outstanding at December 31, 2017	662,800
Awarded	-
Released	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2018	662,800
Awarded	294,448
Released	-
Canceled/forfeited/expired	-
Outstanding at September 30, 2019	957,248

Expected to vest at September 30, 2019	957,248
Vested at September 30, 2019	957,248
Unvested at September 30, 2019	-
Unrecognized expense at September 30, 2019	$-

2018

During the twelve months ended December 31, 2018, the Company did not issue any restricted stock units. During the twelve months ended December 31, 2018, the Company recorded $37,249 in restricted stock units amortization and $260,000 in board compensation.

2019

On January 1, 2019, the Company issued to four independent directors a total of 222,224 restricted stock units. These restricted stock units were issued for the $260,000 of board compensation earned in 2018. The units were valued at $260,000 or $1.17 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) January 1, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On March 31, 2019, the Company granted four independent directors a total of 72,224 restricted stock units. The units were valued at $65,001 or $0.90 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 31, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	$-	$-	$65,001	$30,546
	$-	$-	$65,001	$30,546

As of September 30, 2019, there was no unearned restricted stock unit compensation.

Warrants Issued to Investors and Placement Agents

At September 30, 2019, we have warrants to purchase 432,500 shares of common stock at $1.20 per share, 234,500 at $1.00 per share, and 2,691,459 at $1.25 per share, respectively, which are outstanding. Of the outstanding warrants, 667,000 expire in 2020 and 2,691,459 expire in 2021.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2019 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$2,200,962	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2018 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$1,781,448	$-

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

During the nine months ended September 30, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $2,500,000, which are due and payable in the first two quarters of 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted a private placement of our securities in July 2019. The note holder participated in the private placement described in Note 7, by converting the principal of $2,500,000 and accrued interest of $82,916 under the notes, totaling $2,582,916, into 2,582,916 units of our securities, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share.

11. Subsequent Events

None

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

Unsecured Promissory Note Investments in 2019

During the nine months ended September 30, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $2,500,000, which are due and payable in the first two quarters of 2021. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As noted in subsequent events, we conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting all principal and accrued interest under the notes totaling $2,582,916, into 2,582,916 units of our securities.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two- year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.  During the nine months ended September 30, 2019 we issued 5,382,916 units under this placement, of which 2,582,916 units were issued in connection with a conversion of related party notes payable.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of Recapture, Recognition, Receipt, Reach, Reup, Belly Loyalty, advertising model revenues which are paid on a per coupon redemption basis, and other revenues.

Revenues for the three months ended September 30, 2019 were $2,481,986, a decrease of $2,079,382, or 46%, compared to the same period in 2018. This decrease is primarily due to the recognition of revenue under ASC 606 of $2,188,590 during the three months ended September 30, 2018 compared to the reduction of revenue under ASC 606 of $262,187 during the three months ended September 30, 2019.

Revenues for the nine months ended September 30, 2019 were $7,333,407, a decrease of $2,287,528, or 24%, compared to the same period in 2018. This decrease is primarily due to the recognition of revenue under ASC 606 of $3,631,206 during the nine months ended September 30, 2018 compared to the reduction of revenue under ASC 606 of $650,709 during the nine months ended September 30, 2019.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2019 was $1,586,411, an increase of $565,126, or 55%, compared to the same period in 2018. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

Cost of revenues for the nine months ended September 30, 2019 was $4,385,106, an increase of $1,814,302, or 71%, compared to the same period in 2018. This increase is primarily due to higher SMS and application costs associated with messaging fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $524,266, or 61%, to $1,381,361 during the three months ended September 30, 2019 compared to $857,095 for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in personnel, legal fees, and stock-based compensation expenses.

General and administrative expenses increased $1,225,311, or 43%, to $4,101,340 during the nine months ended September 30, 2019 compared to $2,876,029 for the same period in 2018. The increase in general and administrative expense was primarily due to an increase in personnel, legal fees, and stock-based compensation expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $155,921, or 20%, to $636,757 during the three months ended September 30, 2019 compared to $792,678 for the same period in 2018. The decrease was primarily due to lower personnel and share based compensation expenses.

Sales and marketing expenses decreased $1,021,466, or 34%, to $2,025,055 during the nine months ended September 30, 2019 compared to $3,046,521 for the same period in 2018. The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $1,303,199 or 77%, to $380,539 during the three months ended September 30, 2019 compared to $1,683,738 for the same period in 2018. This decrease is primarily due to the recognition of expenses under ASC 606 of $1,303,661 during the three months ended September 30, 2018 compared to the reduction of engineering, research & development expenses under ASC 606 of $121,703 during the three months ended September 30, 2019.This decrease is also attributed to increased software capitalization.

Engineering, research & development expenses decreased $1,339,591 or 37%, to $2,298,405 during the nine months ended September 30, 2019 compared to $3,637,996 for the same period in 2018. This decrease is primarily due to the recognition of expenses under ASC 606 of $2,136,071 during the nine months ended September 30, 2018 compared to the reduction of engineering, research & development expenses under ASC 606 of $319,161 during the nine months ended September 30, 2019. This decrease is offset by an increase in external consulting fees.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $68,072 or 78%, during the three months ended September 30, 2019 compared to the same period in 2018. This increase is primarily due to the increase in amortization of intangibles.

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $179,862 or 64%, during the nine months ended September 30, 2019 compared to the same period in 2018. This increase is primarily due to the increase in amortization of intangibles.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $31,656, or 122%, during the three months ended September 30, 2019 compared to the same period in 2018. The increase in interest expense is primarily related to the Wintrust note.

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $4,585, or 2%, during the nine months ended September 30, 2019 compared to the same period in 2018.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2019 was $1 Canadian equals $0.76 and $0.75 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.78 and $0.75 U.S. Dollars, respectively during the same periods of 2018. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $6,642 and a loss of $2,106 for the three months ended September 30, 2019 and 2018, respectively.

The change in foreign currency was a gain of $5,740 and a loss of $3,726 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $3,157,732, including $975,669 in cash, and current liabilities of $5,683,727, resulting in a working capital deficit of $2,525,995.

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

Cash Flows

	Nine Months
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(3,811,297)	$(2,043,115)
Investing activities	(880,522)	(377,171)
Financing activities	5,087,911	7,060,871
Effect of foreign currency translation on cash flow	25,322	18,918
Net change in cash	$421,414	$4,659,503

Operating Activities

We used cash from operating activities totaling $3,811,297 during the nine months ended September 30, 2019 and used cash from operating activities totaling $2,043,115 during the nine months ended September 30, 2018. The increase in cash used in operations was primarily due to a decrease in deferred revenue from customer prepayments of $2,570,707.

Investing Activities

Investing activities during the nine months ended September 30, 2019 consisted of $8,183 of equipment purchases, $10,425 of cash paid for patents and $861,914 of capitalized software development costs.

Investing activities during the nine months ended September 30, 2018 consisted of $20,306 of equipment purchases and $356,865 of capitalized software development costs.

Financing Activities

Financing activities during the nine months ended September 30, 2019 consisted of $212,089 of payments on notes payable, $2,800,000 of net proceeds from the sale of common stock units and net proceeds of $2,500,000 from the issuance of related party debt.

Financing activities during the nine months ended September 30, 2018 consisted of net payments of $889,472 on notes payable and $7,950,343 of net proceeds from issuance of common stock.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2019 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

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

In July 2019, we conducted the private placement of 7,000,000 units of our securities, at a price of $1.00 per unit, with each unit consisting of one share of our common stock and a warrant to purchase one-half share of our common stock, over a two-year period, at an exercise price of $1.25 per share. As of the date of this report, we had sold 5,382,916 units, for the gross proceeds of $5,382,916, including the conversion $3,082,916 of principal and accrued interest under outstanding unsecured promissory notes.  The private placement investors were existing stockholders of the Company who were accredited investors under Rule 501(a) under the Securities Act of 1933 (“Securities Act”).  The placement was conducted by our management and no commissions or other selling fees were paid by us.  The units were offered and sold pursuant to exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506 thereunder. We intend to continue the private placement until all 7,000,000 units are sold or until our earlier decision to terminate the placement.

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

Mobivity Holdings Corp.

Date: November 14, 2019	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Lynn Tiscareno
Lynn Tiscareno
Chief Financial Officer (Principal Accounting Officer)