Form 10-K
period 2019-12-31
MOBIVITY HOLDINGS CORP.
filed 2020-03-30
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was $30,741,668.

As of March 15, 2020, the registrant had 51,615,469 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2019

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.

•Measure, predict, and boost guest frequency and spend by channel.

•Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.

•Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a Software-as-a-Service (“SaaS”) platform, is used by leading brands including Subway, Sonic Drive-In, Baskin Robbins, Chick-fil-A and Checkers/Rally’s across more than 40,000 retail locations globally.

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two day as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

The challenge for multi-unit retailers isn’t that they don’t have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply don’t have. Which is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks and Yum Brands.

Mobivity’s Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average Return on Marketing Spend of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

The Recurrency Platform

Mobivity's Recurrency™ platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions.  Recurrency is comprised of seven components.

POS Data Capture

Recurrency captures, normalizes, integrates, and stores transaction data and is compatible with most POS systems used by restaurants and retailers today. The result is a clean useful dataset upon which to predict and influence customers’ buying behavior and deliver basket-level insights.

Analytics Powered by Machine Learning

Recurrency uses Machine Learning (“ML”) to uncover patterns in the buying behaviors of consumers and leverages that data to suggest pricing optimizations, and guide marketing campaigns.

Offers and Promotions

Recurrency provides a digital wallet system for creating and managing dynamic offers and promotions, enabling accurate and complete closed-loop attribution across all channels, media and marketing efforts. Retailers can deploy one-time, limited-use and multi-use promotions across all online and offline marketing channels that are scannable at the POS or redeemable online, enabling fraud-free, controllable promotion delivery and attribution at scale. Marketing teams can use the comprehensive attribution analysis and insights to optimize media mix and spend for maximum Return on Marketing Spend (“ROMS”).

Predictive Offers

Recurrency leverages the normalized data captured at the POS and applies Artificial Intelligence (“AI”) to build profiles of both known and anonymous customers, analyzes pre and post-redemption behavior and then predicts offers that will drive the highest increases in customer spend and frequency at the lowest discount possible. The result is optimized, personalized promotions that produce the highest ROMS possible.

Personalized Receipt Promotions

Recurrency unlocks the power of transactional data to create relevant and timely customer messages printed on the receipts already being generated at the POS. Both clients and agencies are using Recurrency to drive better results and make decisions around offers, promotions, and customer engagement through the medium of the printed receipt. Software integrated with leading POS systems, such as Oracle, MICROS, or installed directly onto receipt printer platforms, such as Epson’s OmniLink product, dynamically controls what is printed on receipts including images, coupons, announcements, or other calls-to-action, such as invitations to participate in a survey. Recurrency offers a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is also transmitted to cloud-based Recurrency for storage and analysis.

Customized Mobile Messaging

Recurrency transforms standard short message service (“SMS”), multimedia messaging service (“MMS”), and rich communication services (“RCS”) into a data-driven marketing medium. Recurrency tracks and measures offer effectiveness at a more granular level than other solutions, allowing clients to create smarter offers and drive higher redemption rates. Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s SMS/MMS mobile marketing campaign. Our customers use Recurrency’s self-service interface to build, segment, target and optimize mobile messaging campaigns to drive increased guest frequency and spend. Recurrency is an industry leader in RCS messaging and has an industry leading broadcast reach.

Belly Loyalty

Mobivity’s Belly Loyalty solution drives increased customer engagement and freqency with a customer-facing digital rewards platform via an app and digital pad. Using Belly, customers can customize rewards and leverage pre-built email campaigns and triggers to encourage greater frequency as well as identify and reactivate lapsed customers.

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (“SaaS”) product that connects consumers to merchants and brands. The key elements to our strategy are:

•Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary POS Data Capture technology. Several years of development went into designing POS Data Capture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Recurrency platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS/MMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS/MMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our Recurrency platform allows for full attribution of SMS/MMS offers, which we believe is a unique combination of both SMS/MMS text messaging and POS data.

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

•Build our intellectual property portfolio. We currently have nine issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Developments

We have entered into the following material transactions since January 1, 2018.

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

June 30, 2018 Customer Contract Expansion

On June 30, 2018 we expanded our partnership with one of our largest customers to foster additional customer engagement and long-term growth through utilization of Mobivity’s Recurrency Platform. Recurrency enables our customers with the ability to control the content on receipts printed from their POS, and optimized business performance, we have crafted a complete and self-optimizing solution for increasing customer acquisition, frequency and spend.

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

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of December 31, 2019, we have $1,000,000 as a remaining balance of these notes and accrued interest of $13,958.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two- year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.  During the year ended December 31, 2019 we issued 5,382,916 units under this placement, of which 2,582,916 units were issued in connection with a conversion of related party notes payable.

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

•Capture: Recall that more than 90% of our economy still functions “offline”. Our Recurrency solution plays an integral part in bringing brick and mortar businesses into the digital future by creating an extensible point of access to their POS data. Recapture is a lightweight software client that can be installed in just about any POS system and immediately enables applications to operate off of real-time POS data.

•Analyze. Often times marketers spend a large portion of their budget on marketing programs with little to no visibility into attributable sales. A 2016 IAB/Winterberry study reported cross-channel measurement and attribution would be the No. 1 tactic occupying respondents’ time last year, a whopping 63 percent year-over-year increase from the previous year. This is because understanding consumers’ offline behavior is mission-critical for brands and agencies looking to bridge the gap between the online and offline worlds. Our Recurrency solution allows for easy access to POS data enabling full attribution of our campaigns, along with potentially linking offline POS data to other forms of digital marketing such as social or search advertising.

•Motivating Consumers. We motivate consumers and employees to improve business performance through our Recurrency solution. This is where our ability to engage consumers through their mobile phone and track their behavior to any of these offline cash registers, combines with machine learning and artificial intelligence techniques to dial-in targeted marketing engagements that cause consumers to spend more. Recurrency has engaged more than nine million consumers across more than 30,000 retail locations while examining billions of purchase transactions. In one study, we worked with the analytics and data team of one of our largest clients where we studied the behavior of consumers both before and after their enrollment in an SMS marketing program. Together, we took a universe of hundreds of thousands of consumers and examined their purchases for a period of time before they joined. We then tracked their purchases after they joined the program and learned that these consumers increased their overall spend by forty five percent. Restaurants fight tooth and nail for every 1% increase in spend, so this was an amazing result. Another brand challenged us to increase their customer frequency which had historically been an average of just one visit every 60 days. By leveraging our Recurrency platform, we were able to create a targeted offer program that printed coupons on consumers’ receipts. In some cases, consumers returned in eight days – far better than the historical average of 60 days. Within 90 days since launching the program, consumers were returning within days (instead of months) and the program is on pace to generate an ROI of more than 400%.

In the future, we intend to develop additional platform features with the goal of driving additional value by helping brick and mortar brands leverage POS data to drive business growth.

Marketing and Sales

We market and sell the services offered over our proprietary platform directly through our own sales force, via resellers, and in some cases through agents.

•Direct Sales. Our direct sales force is predominantly comprised of a team of representatives employed by us to promote and sell our services both domestically and internationally.

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

Our services are predominantly marketed and sold in the form of a recurring software licensing fee that is determined by desired features and the number of physical locations our customers would like to deploy the services in. For example, a customer who exclusively utilizes our SMS/MMS feature for one location will pay a much lower recurring licensing fee than a marketer who desires our full breadth of product features and needs to drive localized marketing campaigns across 500 locations in various cities or locales.

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

Our total engineering, research and development expenditures in 2019 and 2018 were $3,609,968 and $3,713,787, respectively.

Competition

Combining POS data, cognitive computing, and various marketing applications is relatively new. The majority of our competitors are start-ups or early stage growth companies helping to pioneer the technology necessary to extract POS data and integrate that data with technology channels such as mobile messaging, e-mail, social media, and others. Competitors in this arena include Punchh, Fishbowl Marketing, Bridg, Sparkfly, Paytronix and PosIQ.

We also believe that POS manufacturers could also pose a competitive threat by vertically integrating similar features and capabilities into their core products. Leading vendors in the POS space include Oracle/Micros, NCR, IBM, Square, First Data/Clover, and others.

We believe that the key competitive factors that differentiate us from our competitors include:

•Intellectual Property. We currently own nine patents that cover various approaches to facilitating SMS/MMS text messaging solutions and manipulating receipt content.

•Competitive pricing. We are unaware of any solution in the market that offers the ability to aggregate and analyze POS data, activate mobile messaging campaigns, convert print receipts into targeted marketing transactions, and shape employee performance in real-time all from a single platform (Recurrency). Our platform approach will allow for bundled pricing strategies, or a la carte tactics, that could create unfair pricing advantages.

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

As of the date of this report we own nine patents. U.S. Patent numbers 7,991,388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

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

U.S Patent number 9,495,671 was granted on November 15, 2016. U.S. Patent 9,727,853 was issued on August 8, 2017.  These patents cover a system to generate value added messages on receipts printed by point-of-sale (POS) systems based on various rules determined by information conveyed on the purchase receipt such as location, time of day, or other purchase data. The patent application claims priority to a patent application filed in 2006.

U.S. Patent number 10,475,017 B2 was granted on November 12, 2019. This patent covers a point-of-sale terminal and a computer-readable storage medium that generates transaction information for a commercial transaction, the transaction information including customer information and purchase information. The point-of-sale terminal may generate nutritional information based on the purchase information. The point-of-sale terminal may send the customer information, the purchase information, and location information identifying a location of the POS terminal to an advertising server and may receive responsive advertising content from the advertising server. The point-of-sale terminal may print a receipt including the transaction information, the nutritional information, and the advertising content.

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

As of the date of this report we own trademarks for Boomtext, SmartReceipt, Livelenz, and several trademarks from the Belly acquisition.

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

•TCPA. The United States Telephone Consumer Protection Act, or TCPA, prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (“ATDS”) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.

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

•Data Privacy Acts. Individual states and countries have enacted or are moving forward with privacy compliance rules based on industry and types of data collected, such as the California Consumer Privacy Act (“CCPA”), Nevada’s Senate Bill 220 and the EU’s General Data Protection Regulation (“GDPR”). The acts provide residents the right to know what data is being collected about them and have access to it, whether that information is sold and the ability to refuse that data being sold, as well as the ability to opt out of it’s collection. Penalties for non-compliance vary by state and country, for instance the maximum penalty of the CCPA is $7,500 for intentional violations. The largest financial impact of CCPA on a business is the provisioning of the right of consumers to bring forward lawsuits. These situations may arise from instances where their “non-encrypted or non-redacted personal information” is breached, regardless of the harm done to the data. Under the CCPA, consumers can collect between $100 and $750 for each event. If the damages are greater than $750, then the consumer may receive even more.

Employees

As of March 9, 2020, we had 58 employees, consisting of 32 full-time and two part-time in research and development, 16 full-time in sales and marketing, and eight full-time in general and administrative.

Item 1A.  Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2019, we had a working capital deficit of $(3,208,504).  While we believe that our working capital on hand, along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

Our business may be adversely affected by the recent COVID-19 outbreak. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. At this time, the United States and certain other countries are the subject of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. Further, the outbreak and any preventative or protective actions that we or our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

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

We may not be able to enhance our platform to keep pace with technological and market developments, or to remain competitive against potential new entrants in our markets. The market for mobile marketing and advertising services is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. Our current platform and services may not in the future be acceptable to marketers and advertisers. To keep pace with technological developments, satisfy increasing customer requirements and achieve acceptance of our marketing and advertising campaigns, we will need to enhance our current mobile marketing solutions and continue to develop and introduce on a timely basis new, innovative mobile marketing services offering compatibility, enhanced features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce and deliver compelling mobile marketing services in a timely manner, or at all, in response to changing market conditions, technologies or customer expectations could have a material adverse effect on our operating results or could result in our mobile marketing services platform becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering staff and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our mobile marketing services platform with evolving industry standards and protocols. In addition, as we believe the mobile marketing market is likely to grow substantially, other companies which are larger and have significantly more capital to invest than us may emerge as competitors. For example, in August of 2019 Attentive Mobile raised $40M in private venture financing. Similarly, in November of 2019, Punchh raised $40M in private venture funding. New entrants could seek to gain market share by introducing new technology or reducing pricing. This may make it more difficult for us to sell our products and services, and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

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

We currently operate in limited vertical markets. Our customers primarily operate in the quick serve restaurant (“QSR”) industry. Should this industry be impacted by economical or other unforeseen events, it could have a significant negative impact on our financial performance.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through December 2020 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $19,707.

We have a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,666 to $2,979 per month, excluding common area maintenance charges.

Item 3.  Legal Proceedings.

None.

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

Year Ended December 31, 2019	High	Low
Fourth Quarter	$1.04	$0.88
Third Quarter	$1.14	$0.85
Second Quarter	$1.19	$0.79
First Quarter	$1.20	$0.90

Year Ended December 31, 2018	High	Low
Fourth Quarter	$1.88	$1.16
Third Quarter	$1.60	$0.99
Second Quarter	$1.12	$0.80
First Quarter	$1.40	$0.95

Holders of Record

As of March 12, 2020, there were 171 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2019 or 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2019 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2019. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	5,781,884	$1.15	303,131
Equity compensation plans approved by security holders	-	-	-
Total	5,781,884	$1.15	303,131

(1)Comprised of our 2010 and 2013 Incentive Stock Plans.

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.

•Measure, predict, and boost guest frequency and spend by channel.

•Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.

•Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a SaaS platform, is used by leading brands including Subway, Sonic Drive-In, Baskin Robbins, Chick-fil-A and Checkers/Rally’s across more than 40,000 retail locations globally.

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two day as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

The challenge for multi-unit retailers isn’t that they don’t have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply don’t have. Which is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks and Yum Brands.

Mobivity’s Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average Return on Marketing Spend of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

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

Unsecured Promissory Note Investments in 2018

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of December 31, 2019, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes and accrued interest of $21,333.

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

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

Unsecured Promissory Note Investments in 2019

During year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of December 31, 2019, we have $1,000,000 as a remaining balance of these notes.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two- year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.  During the year ended December 31, 2019 we issued 5,382,916 units under this placement, of which 2,582,916 units were issued in connection with a conversion of related party notes payable.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty , and other revenues.

Revenues for the twelve months ended December 31, 2019 were $10,056,922, a decrease of $1,499,614, or 13%, compared to $11,556,536 for the twelve months ended December 31, 2018. This decrease is primarily due to a decrease in revenue recognition from our adoption of ASC 606 as of January 1, 2018. The adoption of ASC 606 resulted in a deduction of $905,372 of revenue for the twelve months ended December 31, 2019, that we would not have realized in period under the revenue recognition standards prior to the adoption of ASC 606. The adoption of ASC 606 resulted in our realization of $2,692,692 of revenue for the twelve months ended December 31, 2018 that we would not have realized in period under the revenue recognition standards prior to the adoption of ASC 606.

The following table sets forth our unaudited quarterly consolidated revenue, adjustments under ASC 606, and revenue under the previous standard, for the years ended December 31, 2018 and 2019.

	For the Quarters Ended
	2019
	December 31	September 30	June 30	March 31
Revenues, as reported	$2,723,478	$2,481,986	$2,434,841	$2,416,617
Adjustments under ASC 606	254,662	262,187	262,187	126,336
Revenues under previous standard	$2,978,140	$2,744,173	$2,697,028	$2,542,953
	For the Quarters Ended
	2018
	December 31	September 30	June 30	March 31
Revenues, as reported	$1,935,601	$4,561,368	$1,366,239	$3,693,328
Adjustments under ASC 606	938,514	(2,188,590)	206,115	(1,648,731)
Revenues under previous standard	$2,874,115	$2,372,778	$1,572,354	$2,044,597

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2019 was $5,938,298, an increase of $2,005,964, or 51%, compared to $3,932,334 for the twelve months ended December 31, 2018. This increase is primarily due to higher SMS/MMS messages sent during the period and higher application costs associated with messaging fees and surcharges charged by text messaging carriers.

The gross profit margin was also impacted by adjustments to revenue under ASC 606. The gross profit margin was 41% and 66% for the for the twelve months ended December 31, 2019 and 2018, respectively. The gross profit margin was 46% and 56% for the twelve months ended December 31, 2019 and 2018, respectively, when adjusted for ASC 606 revenues. For the for the twelve months ended December 31, 2019 we excluded $905,372 of revenues under ASC 606.  For the for the twelve months ended December 31, 2018 we included an additional $2,692,692 of revenues under ASC 606.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2019 were $5,588,329, an increase of $1,432,693, or 34%, compared to $4,155,636 for the twelve months ended December 31, 2018. The increase in general and administrative expense was primarily due to an increase in personnel, legal fees, and stock-based compensation expenses.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2019 were $2,707,356, a decrease of $1,224,113, or 31%, compared to $3,931,469 for the twelve months ended December 31, 2018. The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2019 were $3,609,968, a decrease of $103,819, or 3%, compared to $3,713,787 for the twelve months ended December 31, 2018. The decrease in engineering, research, and development expense was primarily due to a decrease in expenses related to the adoption of ASC 606.

Goodwill Impairment

During 2019 and 2018, we recorded goodwill impairment charges of $0 and $2,288,057, respectively. The impairment charges were based on our valuation of these assets at December 31, 2019 and 2018. In the fourth quarter of 2018, through our annual testing of goodwill, we determined that this one-time, non-cash impairment was required. This non-cash impairment charge does not impact our ability to generate cash flow in the future and it is not tax deductible.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2019 were $600,066, an increase of $113,811, or 23%, compared to $486,255 for the twelve months ended December 31, 2018. This increase is primarily attributable to the increased amortization of our developed and acquired technologies.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2019 was $236,706, an increase of $26,284, or 12%, compared to $210,422 for the twelve months ended December 31, 2018. The increase is primarily attributable to the interest on short and long term borrowings during the year.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2019 and 2018 was $1 Canadian equals $0.75 and $0.77 U.S. Dollars, respectively.

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

The change in foreign currency was a gain of $6,129 and a loss of $7,745 for the years ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We have $273,599 of cash as of December 31, 2019. We had a net loss of $8.8 million for the year then ended, and we used $5.7 million of cash in our operating activities during 2019.  Since December 31, 2019 and through the date of this report, we issued an unsecured note in the amount of $200,000, which is due February 2022. On March 2, 2020 we received proceeds of $234,500 in conjunction with a shareholder exercising stock warrants. This exercise was at a strike price of $1.00 in exchange for 234,500 shares of common stock. This unsecured note alleviated the doubt of a going concern for the Company. Based on our projected 2020 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and operations, will be sufficient to finance our operations through the first quarter of 2021.

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

Cash Flows

	Years ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(5,740,287)	$(4,548,912)
Investing activities	(557,233)	(3,525,151)
Financing activities	5,994,655	8,097,736
Effect of foreign currency translation on cash flow	22,209	70,523
Net change in cash	$(280,656)	$94,196

Operating Activities

We used cash in operating activities totaling $5,740,287 in 2019 and $4,548,912 in 2018, respectively. The increase in cash used in operating activities in 2019 compared to 2018 was due primarily to decrease in deferred revenue from customer prepayments.

Investing Activities

Investing activities during 2019 includes $539,931 of capitalized software development costs, $5,025 of purchases related to securing new patents and $12,277 of equipment purchases. Investing activities during 2018 includes the acquisition of certain Belly assets of $3,000,000, $504,845 of capitalized software development costs, and $20,306 of equipment purchases.

Financing Activities

Financing activities for 2019 include net proceeds from the sale of common stock units of $2,800,000, proceeds from related party notes payable of $3,500,000 offset by payments on notes payable of $305,345. Financing activities for 2018 include net proceeds from the sale of common stock units of $8,051,958, proceeds from notes payable of $3,095,000 offset by payments on notes payable of $3,049,222.

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

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2019 and 2018, two customers accounted for 70% and 67% of our revenues, respectively.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mobivity Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

March 30, 2020

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash	$273,599	$554,255
Accounts receivable, net of allowance for doubtful accounts of $88,071 and $10,104, respectively	614,726	601,658
Contracts receivable, current	526,948	578,869
Other current assets	601,749	736,309
Total current assets	2,017,022	2,471,091

Goodwill	496,352	537,550
Right to use lease assets	260,645	-
Intangible assets, net	1,762,211	1,781,448
Contracts receivable, long term	1,260,371	2,113,823
Other assets	67,787	527,146
TOTAL ASSETS	$5,864,388	$7,431,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,256,888	$1,731,628
Accrued interest	35,292	9,167
Accrued and deferred personnel compensation	244,953	350,311
Deferred revenue and customer deposits	440,309	1,956,938
Related party notes payable, net - current maturities	140,700	131,392
Notes payable, net - current maturities	540,576	1,148,198
Operating lease liability	258,343	-
Other current liabilities	308,465	723,636
Total current liabilities	5,225,526	6,051,270

Non-current liabilities
Related party notes payable, net - long term	1,000,000	-
Notes payable, net - long term	567,529	194,328
Operating lease liability	45,460	-
Other long term liabilities	740,218	860,500
Total non-current liabilities	2,353,207	1,054,828
Total liabilities	7,578,733	7,106,098
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,380,969 and 45,998,053, shares issued and outstanding	51,381	45,998
Equity payable	100,862	100,862
Additional paid-in capital	94,781,738	88,008,473
Accumulated other comprehensive loss	8,780	4,759
Accumulated deficit	(96,657,106)	(87,835,132)
Total stockholders' equity	(1,714,345)	324,960
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,864,388	$7,431,058

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2019	2018
Revenues
Revenues	$10,056,922	$11,556,536
Cost of revenues	5,938,298	3,932,334
Gross profit	4,118,624	7,624,202
Operating expenses
General and administrative	5,588,329	4,155,636
Sales and marketing	2,707,356	3,931,469
Engineering, research, and development	3,609,968	3,713,787
Goodwill impairment	-	2,288,057
Depreciation and amortization	600,066	486,255
Total operating expenses	12,505,719	14,575,204
Income (loss) from operations	(8,387,095)	(6,951,002)
Other income/(expense)
Interest income	28,160	4,145
Interest expense	(236,706)	(210,422)
Loss on sale of fixed assets	-	(8,722)
Loss on conversion of debt	(232,462)	(41,903)
Foreign currency gain (loss)	6,129	(7,745)
Total other income/(expense)	(434,879)	(264,647)
Income (loss) before income taxes	(8,821,974)	(7,215,649)
Income tax expense	-	-
Net Income (loss)	(8,821,974)	(7,215,649)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	4,021	70,523
Comprehensive income (loss)	$(8,817,953)	$(7,145,126)
Net income (loss) per share:
Basic and Diluted	$(0.18)	$(0.17)
Weighted average number of shares:
Basic and Diluted	47,720,507	42,133,368

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity(Deficit)
Balance, December 31, 2017	37,025,140	$37,025	$100,862	$77,910,842	$(65,764)	$(80,619,483)	$(2,636,518)
Issuance of common stock for cash	5,775,000	5,775	-	5,769,225	-	-	5,775,000
Issuance of common stock for warrant conversion	2,102,804	2,103	-	2,253,358	-	-	2,255,461
Issuance of common stock for debt conversion	1,047,583	1,048	-	1,088,439	-	-	1,089,487
Issuance of common stock for cashless warrant conversion	10,234	10	-	(10)	-	-	-
Issuance of common stock for options exercised	37,292	37	-	21,458	-	-	21,495
Stock based compensation	-	-	-	965,161	-	-	965,161
Foreign currency translation adjustment	-	-	-	-	70,523	-	70,523
Net loss	-	-	-	-	-	(7,215,649)	(7,215,649)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for cash	2,800,000	2,800	-	2,797,200	-	-	2,800,000
Issuance of common stock for debt conversion	2,582,916	2,583	-	2,812,795	-	-	2,815,378
Stock based compensation	-	-	-	1,163,270	-	-	1,163,270
Foreign currency translation adjustment	-	-	-		4,021	-	4,021
Net loss	-	-	-	-	-	(8,821,974)	(8,821,974)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(8,821,974)	$(7,215,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	103,284	33,477
Loss on conversion of debt	232,462	41,903
Amortization of deferred financing costs	-	-
Stock-based compensation	1,163,270	965,161
Loss on disposal of fixed assets	-	8,722
Depreciation and amortization expense	600,066	425,247
Goodwill impairment	-	2,288,057
Adjustments due to ASC 606	464,510	(1,209,823)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(115,288)	249,479
Other current assets	569,430	(946,448)
Operating lease assets/liabilities	14,887	-
Other assets	8,615	-
Accounts payable	1,581,238	582,700
Accrued interest	109,041	120,304
Accrued and deferred personnel compensation	(96,790)	(244,874)
Other liabilities - non-current	(31,028)	(157,630)
Other liabilities - current	(5,178)	(17,550)
Deferred revenue and customer deposits	(1,516,832)	528,012
Net cash used in operating activities	(5,740,287)	(4,548,912)
INVESTING ACTIVITIES
Purchases of equipment	(12,277)	(20,306)
Acquisition of Belly	-	(3,000,000)
Cash paid for patent	(5,025)	-
Capitalized software development costs	(539,931)	(504,845)
Net cash used in investing activities	(557,233)	(3,525,151)
FINANCING ACTIVITIES
Payments on notes payable	(305,345)	(3,049,222)
Proceeds from related party notes payable	3,500,000	-
Proceeds from notes payable	-	3,095,000
Proceeds from issuance of common stock, net of issuance costs	2,800,000	8,051,958
Net cash provided by financing activities	5,994,655	8,097,736

Effect of foreign currency translation on cash flow	22,209	70,523

Net change in cash	(280,656)	94,196
Cash at beginning of period	554,255	460,059
Cash at end of period	$273,599	$554,255
Supplemental disclosures:
Cash paid during period for:
Interest	$210,581	$210,422
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$-	$10
Issuance of common stock for debt conversion	$2,582,916	$1,047,584
Lease adoption	$538,740	$-

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.

•Measure, predict, and boost guest frequency and spend by channel.

•Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.

•Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a SaaS platform, is used by leading brands including Subway, Sonic Drive-In, Baskin Robbins, Chick-fil-A and Checkers/Rally’s across more than 40,000 retail locations globally.

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two day as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

The challenge for multi-unit retailers isn’t that they don’t have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply don’t have. Which is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks and Yum Brands.

Mobivity’s Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average Return on Marketing Spend of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

We generate revenue by charging the resellers, brands and enterprises a per-message transactional fee, or through fixed or variable software licensing fees.

Liquidity

We have $273,599 of cash as of December 31, 2019. We had a net loss of $8.8 million for the year then ended, and we used $5.7 million of cash in our operating activities during 2019.  Since December 31, 2019 and through the date of this report, we issued an unsecured note in the amount of $200,000, which is due February 2022. On March 2, 2020 we received proceeds of $234,500 in conjunction with a shareholder exercising stock warrants. This exercise was at a strike price of $1.00 in exchange for 234,500 shares of common stock. This unsecured note alleviated the doubt of a going concern for the Company. Based on our projected 2020 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and operations, will be sufficient to finance our operations through the first quarter of 2021.

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

As of December 31, 2019, and 2018, we recorded an allowance for doubtful accounts of $88,071 and $10,104, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2019, we had two customer whose balance represented 53% of total accounts receivable. As of December 31, 2018, we had one customer whose balance represented 34% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2019 and 2018. As a result of these tests, we recorded impairment charges to our goodwill of $0 and $2,288,057 for the years ended December 31, 2019 and 2018, respectively.

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

The Company’s evaluation of its long-lived assets completed during the years ended December 31, 2019 and 2018 resulted in no impairment charges.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset completed during the years ended December 31, 2019 and 2018 resulted in no impairment charges.

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

Going Concern Assumption

These financial statements are prepared on a going concern basis. This requires management to evaluate whether it is probable that known conditions or events, considered in the aggregate, would raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. If such conditions or events are identified, the standard requires management’s mitigation plans to alleviate the doubt or a statement of the substantial doubt about the entity’s ability to continue as a going concern to be disclosed in the financial statements. During management’s evaluation, substantial doubt was raised about the entity’s ability to continue as a going concern.  As a result of this evaluation, the Company has undertaken financing efforts (as further described in Note 16) to provide continuing financial support so that the Company is able to pay its debts as and when they fall due. Management has concluded that the doubt raised has been alleviated by the additional financing.

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month to month basis with no contractual term and are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2019 and 2018, two customers accounted for 70% and 67% of our revenues, respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements and other direct costs. Advertising expense was $40,993 and $88,569 for years ended December 31, 2019 and 2018, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $139,392 and $127,827 of expense related to those activities for the years ended December 31, 2019 and 2018, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2019 and 2018 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2019	2018
Outstanding employee options	5,781,884	5,012,218
Outstanding restricted stock units	1,152,248	662,800
Outstanding warrants	3,358,459	2,087,060
	10,292,591	7,762,078

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

In connection with our acquisition of the Belly assets, on November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property.

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

The purchase price consisted of $3,000,000 of cash on hand.

The following information presents unaudited pro forma consolidated results of operations for the years ended December 31, 2018, as if the Belly asset acquisition described above had occurred on January 1, 2017. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition been consummated as of the date indicated, nor are they necessarily indicative of future operating results.

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

	December 31,		Adjusted
	2017	Adjustments	January 1,
	As Reported	due to ASC 606	2018
ASSETS
Current assets
Cash	$460,059	$-	$460,059
Accounts receivable, net of allowance for doubtful accounts of $2,280	885,743	544,599	1,430,342
Other current assets	209,536	-	209,536
Total current assets	1,555,338	544,599	2,099,937
Goodwill	803,118	-	803,118
Intangible assets, net	676,436	-	676,436
Accounts receivable, long term	-	424,023	424,023
Other assets	88,916	-	88,916
TOTAL ASSETS	$3,123,808	$968,622	$4,092,430
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,096,003	$-	$1,096,003
Accrued interest	1,168	-	1,168
Accrued and deferred personnel compensation	590,500	-	590,500
Deferred revenue and customer deposits	1,429,266	-	1,429,266
Notes payable, net - current maturities	2,236,224	-	2,236,224
Other current liabilities	226,355	191,121	417,476
Total current liabilities	5,579,516	191,121	5,770,637

Non-current liabilities
Notes payable, net - long term	180,810	-	180,810
Other long term liabilities	-	150,477	150,477
Total non-current liabilities	180,810	150,477	331,287
Total liabilities	5,760,326	341,598	6,101,924
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,025,140 and 37,025,140, shares issued and outstanding	37,025	-	37,025
Equity payable	100,862	-	100,862
Additional paid-in capital	77,910,842	-	77,910,842
Accumulated other comprehensive loss	(65,764)	-	(65,764)
Accumulated deficit	(80,619,483)	627,024	(79,992,459)
Total stockholders' equity	(2,636,518)	627,024	(2,009,494)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,123,808	$968,622	$4,092,430

The following tables reflect the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the year ended December 31, 2018 and our condensed consolidated balance sheet as of December 31, 2018 and the amounts as if the Previous Standards were in effect (“Amounts Under Previous Standards”):

Condensed Consolidated Statement of Operations

	Twelve Months Ended December 31, 2018
	As reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
Revenues
Revenues	$11,556,536	$2,692,692	$8,863,844
Cost of revenues	3,932,334	-	3,932,334
Gross profit	7,624,202	2,692,692	4,931,510

Operating expenses
General and administrative	4,155,636	148,287	4,007,349
Sales and marketing	3,931,469	-	3,931,469
Engineering, research, and development	3,713,787	1,334,582	2,379,205
Depreciation and amortization	486,255	-	486,255
Total operating expenses	12,287,147	1,482,869	10,804,278
Income (loss) from operations	(4,662,944)	1,209,823	(5,872,768)
Other income/(expense)
Interest income	4,145	-	4,145
Interest expense	(210,422)	-	(210,422)
Goodwill impairment	(2,288,057)	-	(2,288,057)
Loss on sale of fixed assets	(8,722)		(8,722)
Loss on conversion of debt	(41,903)		(41,903)
Foreign currency loss	(7,745)	-	(7,745)
Total other income/(expense)	(2,552,704)	-	(2,552,704)
Income (loss) before income taxes	(7,215,649)	1,209,823	(8,425,472)
Income tax expense	-	-	-
Net income (loss)	(7,215,649)	1,209,823	(8,425,472)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	70,523	-	70,523
Comprehensive income (loss)	$(7,145,126)	$1,209,823	$(8,354,949)

Net income (loss) per share:
Basic	$(0.17)	$0.03	$(0.20)

Weighted average number of shares outstanding:
Basic	42,133,368	42,133,368	42,133,368

Condensed Consolidated Balance Sheet

	December 31, 2018 As Reported	Total Adjustments Under ASC 606	Amounts Under Previous Standards
ASSETS
Current assets
Cash	$554,255	$-	$554,255
Accounts receivable, net of allowance for doubtful accounts of $9,828	601,658	-	601,658
Contracts receivable, current	578,869	(578,869)	-
Other current assets	736,309	-	736,309
Total current assets	2,471,091	(578,869)	1,892,222
Goodwill	537,550	-	537,550
Intangible assets, net	1,781,448	-	1,781,448
Contracts receivable, long term	2,113,823	(2,113,823)	-
Other assets	527,146	-	527,146
TOTAL ASSETS	$7,431,058	$(2,692,692)	$4,738,366
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,731,628	$-	$1,731,628
Accrued interest	9,167	-	9,167
Accrued and deferred personnel compensation	350,311	-	350,311
Deferred revenue and customer deposits	1,956,938	-	1,956,938
Notes payable, net - current maturities	1,279,590	-	1,279,590
Other current liabilities	723,636	(622,369)	101,267
Total current liabilities	6,051,270	(622,369)	5,428,901

Non-current liabilities
Notes payable, net - long term	194,328	-	194,328
Other long term liabilities	860,500	(860,500)
Total non-current liabilities	1,054,828	(860,500)	194,328
Total liabilities	7,106,098	(1,482,869)	5,623,229

Commitments and Contingencies (See Note 9)

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,998,053 and 45,998,053, shares issued and outstanding	45,998	-	45,998
Equity payable	100,862	-	100,862
Additional paid-in capital	88,008,473	-	88,008,473
Accumulated other comprehensive loss	4,759	-	4,759
Accumulated deficit	(87,835,132)	(1,209,823)	(89,044,955)
Total stockholders' equity	324,960	(1,209,823)	(884,863)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,431,058	$(2,692,692)	$4,738,366

4. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2019 and 2018:

Goodwill
December 31, 2017	$803,118
Acquired	2,022,489
Impairment	(2,288,057)
December 31, 2018	537,550
Acquired	(41,198)
Impairment	-
December 31, 2019	$496,352

We conducted our annual impairment test of goodwill as of December 31, 2019 and 2018, which resulted in impairment charges of $0 and $2,288,057, respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$183,583	$(113,730)	$69,853	14	$177,944	$(72,957)	$104,987	15
Customer and merchant relationships	2,321,112	(1,581,876)	739,236	10	2,343,112	(1,507,024)	836,088	10
Trade name	197,924	(147,192)	50,732	10	197,868	(137,872)	59,996	10
Acquired technology	684,540	(539,748)	144,792	10	684,540	(523,448)	161,092	10
Non-compete agreement	79,299	(18,368)	60,931	2	79,299	(2,508)	76,791	2
	$3,466,458	$(2,400,914)	$1,065,544		$3,482,763	$(2,243,809)	$1,238,954

During the years ended December 31, 2019 and 2018, we recorded amortization expense related to our intangible assets of $178,653 and $63,795, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2019 and 2018, we recorded no impairment charges related to our intangible assets.

Expected future intangible asset amortization as of December 31, 2019 is as follows:

Year ending December 31,	Amount
2020	$150,737
2021	148,045
2022	147,868
2023	145,359
2024	108,764
Thereafter	364,771
Total	$1,065,544

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

The following table presents details of our software development costs for the years ended December 31, 2019 and 2018:

December 31, 2019				December 31, 2018

Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,245,811	$(1,549,144)	$696,667	2	$1,781,902	$(1,239,408)	$542,494	2
$2,245,811	$(1,549,144)	$696,667		$1,781,902	$(1,239,408)	$542,494

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2019 and 2018, we recorded amortization expense for software development costs of $309,736 and $326,631, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2019 and 2018, we recorded no impairment charges related to our software development costs.

The estimated future amortization expense of software development costs as of December 31, 2019 is as follows:

Year ending December 31,	Amount
2019	$479,188
2020	217,092
2021	398
2022	-
2023	-
Thereafter	-
Total	$696,667

6.  Operating Lease Assets

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2019:

Leases	Classification	Amount
Assets
Operating lease assets	Operating lease assets	$260,645
Total lease assets		$260,645

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$258,343
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$45,460
Total lease liabilities		$303,803

During the year ended December 31, 2019, we recorded amortization expense of $4,419 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $320,496 and $416,080 for the years ended December 31, 2019 and 2018, respectively.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2020	$270,982
2021	35,748
2022	11,916
2023	-
2024	-
Thereafter	-
Total future lease payments	318,646
Less: imputed interest	(14,843)
Total	$303,803

Weighted Average Remaining Lease Term (years)
Operating leases	1.34

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2019 and 2018:

Facility	Maturity	Interest Rate	Balance at December 31, 2019	Balance at December 31, 2018
BDC Term Loan	October 15, 2021	25%	$224,307	$252,837
ACOA Note	May 1, 2021	-	117,131	141,081
Wintrust Bank	November 1, 2021	Prime + 1.5%	766,667	1,000,000
Related Party Note	March 31, 2020	15%	1,140,700	80,000
Total Debt			2,248,805	1,473,918
Less current portion			(681,276)	(1,279,590)
Long-term debt, net of current portion			$1,567,529	$194,328

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2020	$681,276
2021	1,521,070
2022	37,971
2023	8,488
2024	-
Thereafter	-
Total future debt payments	2,248,805

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

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 in addition to the monthly payment of accrued interest. These payments increase to $10,000 on November 15, 2019, $12,000 on May 15, 2020, $14,000 on November 15, 2020 and $16,000 on May 15, 2021 in addition to the monthly interest.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, repayments began on June 1, 2016, and the commitments will terminate on May 1, 2023. The monthly principal payment amount of $3,000 increased to $3,500 beginning on November 1, 2019, $4,000 on November 1, 2020, $4,500 on November 1, 2021 and $2,215 during the remaining term of the agreement.

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

Wintrust Loan

On November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we will commence monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets. As of December 31,2019, we did not comply with our debt service coverage ratio covenant under this Loan.

Related Party Notes

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. As of December 31, 2019, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes plus accrued interest for $21,333.

During the year ended December 31, 2019 we issued unsecured notes in the principle aggregate amount of $3,500,000, which become due two years after the date of issuance.  These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

On July 2, 2019 $2,500,000 this note and the accrued interest of $82,916 was converted into equity and we recorded a loss on conversion of debt of $232,462 for the year ended December 31, 2019. As of December 31, 2019, we have a principal balance of $1,000,000 and accrued interest of $13,958 outstanding.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Interest expense	$236,706	$210,422
Total interest expense	$236,706	$210,422

8. Common Stock and Equity Payable

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

2019

In July 2019, the Company commenced a private placement of its common stock units, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share at an offering price of $1.00 per unit. As of December 31, 2019, the Company had sold 2,800,000 units of its common stock for gross proceeds of $2,800,000. In addition, the Company issued 2,582,916 units of its common stock associated with the conversion of $2,500,000 of principal, $82,916 of accrued interest, and a loss on conversion of $232,462 (See Note 7).

As of December 31, 2019, and 2018 we had an equity payable balance of $100,862.

9. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2019, 5,781,884 shares were authorized under the plans and 30,728,202 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,818,948	$1.06	8.12	$209,690
Granted	855,000	$1.25	-	$-
Exercised	(37,292)	0.57
Forfeit/canceled	(1,566,589)	$0.74	-	$-
Expired	(1,082,641)	$1.18	-	$-
Outstanding at December 31, 2018	4,987,426	$1.16	7.12	$1,215,067
Granted	2,592,500	$1.01	-	$-
Exercised	-	$-	-	$-
Forfeit/canceled	(923,389)	$1.00	-	$-
Expired	(874,653)	$0.93	-	$-
Outstanding at December 31, 2019	5,781,884	$1.15	7.16	$527,868

Expected to vest at December 31, 2019	5,781,884	$1.15	7.16	$527,868
Exercisable at December 31, 2019	3,339,437	$1.29	5.76	$343,255
Unrecognized expense at December 31, 2019	$1,568,273

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2019, options to purchase 1,969,208 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2019 and 2018 was $0.71 and $1.25, respectively.

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

On October 21, 2019, the Company granted one employee 150,000 options to purchase shares of the Company common stock at the closing price as of October 21, 2019 of $0.98 per share. The Option Shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until October 21, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.18% and an option fair value of $.64 was $96,165.

On November 19, 2019, the Company granted twelve employees a total of 237,500 options to purchase shares of the Company common stock at the closing price as of November 19, 2019 of $0.88 per share. The Option Shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 19, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 78.70% and an option fair value of $.60 was $142,409.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2019 and 2018 was as follows:

	Years ended December 31,
	2019	2018
General and administrative	$670,188	$311,303
Sales and marketing	74,229	225,275
Engineering, research, and development	155,475	131,334
	$899,892	$667,912

As of December 31, 2019, there was approximately $1,568,273 of unearned stock-based compensation that will be expensed from 2020 through 2024. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Risk-free interest rate	1.49% to 2.65%	2.24% to 3.10%
Expected life (years)	6.00	6.06
Dividend yield	-	-
Expected volatility	74.18% to 90.90%	90.88% to 104.06%

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

The expected volatility in 2019 and 2018 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	662,800	$0.72	0.70	$795,360
Awarded	-	$-	-	$-
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2018	662,800	$0.72	-	$785,418
Awarded	489,448	$1.04	-	$325,044
Released	-	$-	-	$-
Canceled/forfeited/expired	-	$-	-	$-
Outstanding at December 31, 2019	1,152,248	$0.86	-	$1,120,404

Vested at December 31, 2018	1,152,248	$-	-	$1,152,248
Unvested at December 31, 2018	-	$-	-	$-
Unrecognized expense at December 31, 2018	$-

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

On December 31, 2019, the Company granted four independent directors a total of 195,000 restricted stock units. The units were valued at $195,000 or $1.00 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 31, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

2018

In the twelve months ended December 31, 2018, the Company did not issue and restricted stock units. In the twelve months ended December 31, 2018, the company recorded $37,249 in restricted stock units amortization and $260,000 in board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2019 and 2018 was as follows:

	Years ended December 31,

	2019	2018
General and administrative	$263,378	$297,249
	$263,378	$297,249

10. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	5,134,349	$1.19	2.17
Granted	-	$-	-
Exercised	(2,127,804)	$-	-
Canceled/forfeited/expired	(894,485)	$-	-
Outstanding at December 31, 2018	2,112,060	$1.19	1.17
Granted	2,691,459	$-	-
Exercised	-	$-	-
Canceled/forfeited/expired	(1,445,060)	$-	-
Outstanding at December 31, 2019	3,358,459	$1.23	1.27

We did not record any stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively in connection with the exercise of investor-based warrants.

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

11. Income Taxes

For the years ended December 31, 2019 and 2018 the provisions for income taxes were as follows:

	2019	2018
Federal – current	$-	$-
State – current	-	-
Foreign – current	-	-
Total	$-	$-

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,136,000	$11,621,000
Stock based compensation	3,877,000	3,551,000
Accrued compensation	34,000	16,000
Depreciation and amortization	4,241,000	4,759,000
Other	5,000	20,000
Total deferred tax assets	22,293,000	19,967,000
Valuation allowance for net deferred tax assets	(22,293,000)	(19,967,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2019 and 2018 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of approximately $2,326,000. The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of approximately $2,088,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2019, the Company has available net operating loss carryforwards of approximately $51,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $51,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Computed expected tax expense	$(1,853,000)	$(1,515,000)
State taxes, net of federal benefit	(581,000)	(630,000)
Expiration of NOL carryforwards	44,000	44,000
Other	64,000	13,000
Change in valuation allowance	2,326,000	2,088,000
Total	$-	$-

The Company has determined that during 2010 it experienced a “change of ownership” as defined by Section 382 of the Internal Revenue Code. As such, utilization of net operating loss carryforwards and credits generated before the 2010 change in ownership will be limited to approximately $207,000 per year until such carryforwards are fully utilized. The pre change net operating loss carryforward was approximately $6,000,000. Since 2010 the Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since 2010, utilization of the net operating loss carryforwards tax credit carryforwards would be subject to further annual limitation under Section 382. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization.

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2019, no accrued interest or penalties are recorded in the financial statements.

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

12. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,532	$-
Intangibles, net (non-recurring)	$-	$-	$1,762,211	$-

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$537,550	$-
Intangibles, net (non-recurring)	$-	$-	$1,781,448	$-

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

13. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except as described below and for routine litigation incurred in the normal course of business.

In February 2019, a complaint was filed against us and five of our employees in the U.S. Federal District Court for the Southern District of New York by mGage, LLC (mGage, LLC v. Glenn Stansbury, et al., No. 19-cv-1165-CM (S.D.N.Y. Filed 2/7/19). In the complaint, the plaintiff alleged that we and five of our employees, who previously worked at mGage, misappropriated confidential information belonging to mGage in violation of the federal Defend Trade Secrets Act, that those same individuals violated non-compete agreements through their employment at Mobivity and that we tortiously interfered with mGage’s business opportunities. On August 14, 2019 we entered into a settlement agreement with mGage pursuant to which we and mGage released each other of all claims and we agreed to pay mGage $300,000 over a period of time. As of December 31, 2019, the settlement has been paid in full.

Operating Lease

As described in Note 6, the Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $19,707, to $20,140. As of December 31, 2019, we have an operating lease asset balance for this lease of $194,869 and an operating lease liability balance for this lease of $228,062 recorded in accordance with ASC 840.

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $2,979 per month, excluding common area maintenance charges. As of December 31, 2019, we have an operating lease asset balance for this lease of $65,776 and an operating lease liability balance for this lease of $75,741 recorded in accordance with ASC 840.

14. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2019 and 2018, the Company made no contributions to the Plan.

15. Related Party Transactions

Unsecured Promissory Note Investments in 2018

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  As of December 31, 2019, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes and accrued interest of $21,333.

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of December 31, 2019, we have $1,000,000 as a remaining balance of these notes and accrued interest of $13,958.

16. Subsequent Events

Unsecured Promissory Note Investments in 2020

One February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this note without notice, subject to a two percent (2%) pre-payment penalty.

Warrants Exercised in 2020

On March 2, 2020 one shareholder exercised 234,500 warrants in exchange for 234,500 shares of common stock. This exercise was at the strike price of $1.00 and the company received proceeds of $234,500.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, we determined that there was a control deficiency that constituted a material weakness:

(1)Due to the Company not having formal Control procedures related to the approval of related party transactions.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On August 30, 2019, Charles Matthews resigned from his position as Chief Financial Officer. Mr. Matthews resignation did not result from any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2020:

Name	Age	Position
Dennis Becker	46	Chief Executive Officer and Chairman of the Board
Lynn Tiscareno	41	Chief Financial Officer
John Harris	71	Lead Director and Chairman of Compensation Committee
Philip Guarascio	78	Chairman of Governance and Nominating Committee and Director
Doug Schneider	57	Director
Tom Akin	67	Chairman of Audit Committee and Director

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

Lynn Tiscareno - Chief Financial Officer

On August 30, 2019 the board of directors of the Company appointed Lynn Tiscareno to serve as Chief Financial Officer of the Company. Ms. Tiscareno has served as our Controller and Vice President of Finance since June 2019 and previously served as our Controller from July 2015 to June 2018. From July 2018 to June 2019, Ms. Tiscareno served as Controller of Park Place Communities, a national real estate firm based in Phoenix, Arizona. From February 2015 to July 2015, Ms. Tiscareno served as Chief Financial Officer of Spindle, Inc., a provider of software-based commerce solutions for merchants of all sizes. Ms. Tiscareno has over 18 years of accounting experience, including two years spent as a Senior Associate with PricewaterhouseCoopers. Ms. Tiscareno received her undergraduate degree from the WP Carey School of Business at Arizona State University, where she graduated Magna

Cum Laude. Ms. Tiscareno also received an MBA from the University of Phoenix. Ms. Tiscareno is a licensed certified public accountant with the State of Arizona.

Ms. Tiscareno has extensive knowledge of Generally Accepted Accounting Principles and preparation of financial statements for a publicity traded company. As a result of these and other professional qualifications, we have concluded that Ms. Tiscareno is qualified to serve as an officer.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2019, our audit committee was comprised of Thomas Akin, John Harris, and Doug Schneider. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2019, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2019, our governance and nominating committee was comprised of Phil Guarscio, John Harris and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2019 and 2018. In reviewing the table, please note that:

•Charles Mathews served as our Chief Financial Officer from March 2018 to July 2019; and

•Lynn Tiscareno has served as our Chief Financial Officer since August 2019 and previously served as our Controller from June 2019 to August 2019 and from July 2018 to June 2018.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2019	$310,000	$-	$-	$-	$-	$310,000
	2018	$310,000	$-	$-	$-	$-	$310,000
LynnTiscareno, CFO	2019	$94,538	$-	$-	$65,384	$-	$159,922
	2018	$80,052	$-	$-	$-	$-	$80,052
Charles Matthews, former CFO	2019	$200,949	$-	$-	$-	$-	$200,949
	2018	$149,231	$-	$-	$265,575	$-	$414,806

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1)The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718.  For information on the method and assumptions used to calculate the compensation costs, see Note 9 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2019, including the value of the options awards.

Outstanding Equity Awards at December 31, 2019*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	-	$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	-	$1.80	6/17/2023
Dennis Becker, CEO & Chairman	645,834	354,166	$0.60	5/15/2027
Dennis Becker, CEO & Chairman	500,000	500,000	$1.04	5/17/2029
Lynn Tiscareno, CFO	-	100,000	$0.95	8/21/2029

*	In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

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

2019 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$-	$-	$-	$-	$-	$65,000
John Harris	$65,000	$-	$-	$-	$-	$-	$65,000
Thomas Akin	$65,000	$-	$-	$-	$-	$-	$65,000
Phil Guarascio	$65,000	$-	$-	$-	$-	$-	$65,000

As of December 31, 2019, the Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 6, 2020, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 6, 2020. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 55 N. Arizona Place, Suite 310, Chandler, AZ 85225.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	2,877,315	5%
Lynn Tiscareno (3)	-	-
Doug Schneider (4)	425,685	1%
John Harris (5)	461,455	1%
Phil Guarascio (6)	373,558	1%
Thomas Akin (7)	13,656,675	26%

Executive Officers and Directors as a Group (six persons)	17,794,688	34%

5% Beneficial Owners
Bruce Terker (8)	5,461,082	11%
Cornelis F. Wit	4,027,669	8%
Porter Partners, L.P.	3,731,612	7%

(1)Applicable percentage of ownership is based upon 51,615,469 shares of common stock outstanding as of March 6, 2020.

(2)Includes 2,685,312 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 6, 2020.

(3)Includes no shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 6, 2020.

(4)Includes 285,370 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 6, 2020. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(5)Includes 335,623 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 6, 2020.

(6)Includes 296,561 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 6, 2020.

(7)Includes 6,810,036 shares of Common Stock owned of record by Talkot Fund, L.P., 234,694 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 6, 2020 and 517,292 of stock warrants to purchase Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During February 2018, we commenced an offer to certain investors, officers and directors of the Company of up to $750,000 in Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than March 31, 2020. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  As of the date of this report, Note investments of $1,080,000 have been received from certain investors, officers and directors of the Company.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.  As of December 31, 2019, we have repaid $1,000,000 and have $80,000 as a remaining balance of these notes and accrued interest of $21,333.

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of December 31, 2019, we have $1,000,000 as a remaining balance of these notes and accrued interest of $13,958.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018 by M&K CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2019	2018
Audit Fees	$82,400	$65,172
Audit-Related Fees	31,650	41,100
Tax Fees	9,006	3,900
All Other Fees	-	-
Total Fees	$123,056	$110,172

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Bylaws (2)
3.4	Articles of Merger filed August 6, 2012 (4)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (6)
4.6	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated March 2, 2015 (7)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (3)**
10.4	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (5) **
10.5	Securities Purchase Agreement dated June 28, 2018 between the Company and the Buyers named therein (9)
10.6	Asset Purchase Agreement dated November 14, 2018 between the Company and Belly, Inc. *
10.7	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank *
21.1	List of Subsidiaries *
31.1	Certification of Dennis Becker, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Lynn Tiscareno, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Dennis Becker, Chief Executive Officer, and Lynn Tiscareno, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 6, 2015
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 5, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2020	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	March 30, 2020

/s/ Lynn Tiscareno	Chief Financial Officer	March 30, 2020

/s/ Philip Guarascio	Director	March 30, 2020

/s/ John Harris	Director	March 30, 2020

/s/ Doug Schneider	Director	March 30, 2020

/s/ Thomas Akin	Director	March 30, 2020