Form 10-Q
period 2020-03-31
MOBIVITY HOLDINGS CORP.
filed 2020-04-29
CIK 1447380

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 29, 2020, the registrant had 51,615,469 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$208,217	$273,599
Accounts receivable, net of allowance for doubtful accounts of $104,581 and $88,071, respectively	973,307	614,726
Contracts receivable, current	943,904	526,948
Right to use lease assets	178,015	-
Other current assets	525,027	601,749
Total current assets	2,828,470	2,017,022
Goodwill	496,352	496,352
Right to use lease assets	33,069	260,645
Intangible assets, net	1,609,853	1,762,211
Contracts receivable, long term	2,123,784	1,260,371
Other assets	66,646	67,787
TOTAL ASSETS	$7,158,174	$5,864,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,623,957	$3,256,888
Accrued interest	86,385	35,292
Accrued and deferred personnel compensation	403,918	244,953
Deferred revenue and customer deposits	1,016,680	440,309
Related party notes payable	143,296	140,700
Notes payable, net - current maturities	540,410	540,576
Operating lease liability	205,042	258,343
Other current liabilities	524,666	308,465
Total current liabilities	6,544,354	5,225,526

Non-current liabilities
Related party notes payable, net - long term	1,200,000	1,000,000
Notes payable, net - long term	438,767	567,529
Operating lease liability	37,244	45,460
Other long term liabilities	1,247,301	740,218
Total non-current liabilities	2,923,312	2,353,207
Total liabilities	9,467,666	7,578,733
Commitments and Contingencies (See Note 9)
Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,615,469 and 51,380,969, shares issued and outstanding	51,616	51,381
Equity payable	100,862	100,862
Additional paid-in capital	95,215,216	94,781,738
Accumulated other comprehensive income	(4,301)	8,780
Accumulated deficit	(97,672,885)	(96,657,106)
Total stockholders' deficit	(2,309,492)	(1,714,345)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,158,174	$5,864,388

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Revenues	$4,549,992	$2,416,617
Cost of revenues	1,584,402	1,171,909
Gross profit	2,965,590	1,244,708

Operating expenses
General and administrative	1,246,794	1,323,935
Sales and marketing	807,999	838,567
Engineering, research, and development	1,677,442	577,733
Depreciation and amortization	173,937	284,094
Total operating expenses	3,906,172	3,024,329

Income (loss) from operations	(940,582)	(1,779,621)

Other income/(expense)
Interest income	837	17
Interest expense	(77,189)	(41,905)
Foreign currency gain (loss)	1,155	(138)
Total other income/(expense)	(75,197)	(42,026)
Income (loss) before income taxes	(1,015,779)	(1,821,647)
Income tax expense	-	-
Net Income (loss)	(1,015,779)	(1,821,647)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(13,081)	(28,449)
Comprehensive income (loss)	$(1,028,860)	$(1,850,096)
Net income (loss) per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average number of shares:
Basic	51,435,084	45,998,053
Diluted	51,435,084	45,998,053

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for cash	2,800,000	2,800	-	2,797,200	-	-	2,800,000
Issuance of common stock for debt conversion	2,582,916	2,583	-	2,812,795	-	-	2,815,378
Stock based compensation	-	-	-	1,163,270	-	-	1,163,270
Foreign currency translation adjustment	-	-	-	-	4,021	-	4,021
Net loss	-	-	-	-	-	(8,821,974)	(8,821,974)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for warrant conversion	234,500	235	-	234,265	-	-	234,500
Stock based compensation	-	-	-	199,213	-	-	199,213
Foreign currency translation adjustment	-	-	-	-	(13,081)	-	(13,081)
Net loss	-	-	-	-	-	(1,015,779)	(1,015,779)
Balance, March 31, 2020	51,615,469	$51,616	$100,862	$95,215,216	$(4,301)	$(97,672,885)	$(2,309,492)

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,015,779)	$(1,821,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	43,607	(1,982)
Stock-based compensation	199,213	180,749
Depreciation and amortization expense	173,937	167,649
Adjustments due to ASC 606	(520,717)	60,583
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(402,641)	(469,345)
Other current assets	76,665	24,108
Other assets	(429)	-
Accounts payable	367,565	555,953
Accrued interest	51,041	-
Accrued and deferred personnel compensation	159,357	(111,488)
Right to use leases	(11,730)	62,753
Other liabilities - current	(36,368)	(29,960)
Deferred revenue and customer deposits	576,371	(213,406)
Net cash used in operating activities	(339,908)	(1,596,033)
INVESTING ACTIVITIES
Purchases of equipment	(4,907)	-
Capitalized software development costs	(15,592)	(139,570)
Net cash used in investing activities	(20,499)	(139,570)
FINANCING ACTIVITIES
Payments on notes payable	(122,743)	(6,792)
Proceeds from related party notes payable, net of repayments	202,596	1,500,000
Proceeds from conversion of common stock warrants	234,500	-
Net cash provided by financing activities	314,353	1,493,208

Effect of foreign currency translation on cash flow	(19,328)	(28,449)

Net change in cash	(65,382)	(270,844)
Cash at beginning of period	273,599	554,255
Cash at end of period	$208,217	$283,411
Supplemental disclosures:
Cash paid during period for:
Interest	$26,096	$41,906
Non-cash investing and financing activities:
Lease adoption	$-	$538,740

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020.

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

As of March 31, 2020, and December 31, 2019, we recorded an allowance for doubtful accounts of $104,581 and $88,071, respectively.

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

During the three months ended March 31, 2020 and 2019, two customers accounted for 81% and 78% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the comprehensive loss was $1,028,860 and $1,850,096, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2020 and 2019, we had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard as of January 1, 2020.

3.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2020 and December 31, 2019 was $496,352.

The following table presents details of our purchased intangible assets as of March 31, 2020 and December 31, 2019:

Intangible assets

	Balance at December 31, 2019	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2020
Patents and trademarks	$69,853	$-	$-	$(3,104)	$(56)	$66,693
Customer and merchant relationships	739,236	-	-	(24,213)	-	715,023
Trade name	50,732	-	-	(2,320)	(5)	48,407
Acquired technology	144,792	-	-	(4,075)	-	140,717
Non-compete agreements	60,931	-	-	(3,965)	-	56,966
	$1,065,544	$-	$-	$(37,677)	$(61)	$1,027,806

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,677 and $37,769 for the three months ended March 31, 2020 and 2019, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2020 is as follows:

Year ending December 31,	Amount
2020	$113,030
2021	148,014
2022	147,868
2023	145,360
2024	108,764
Thereafter	364,770
Total	$1,027,806

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

The following table presents details of our software development costs as of March 31, 2020 and December 31, 2019:

	Balance at December 31, 2019	Additions	Amortization	Balance at March 31, 2020
Software Development Costs	$696,667	$15,592	$(130,212)	$582,047
	$696,667	$15,592	$(130,212)	$582,047

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $130,212 and $111,399 for the three months ended March 31, 2020 and 2019, respectively.

The estimated future amortization expense of software development costs as of March 31, 2020 is as follows:

Year ending December 31,	Amount
2020	$354,826
2021	224,892
2022	2,329
2023	-
2024	-
Thereafter	-
Total	$582,047

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

The following are additional details related to leases recorded on our balance sheet as of March 31, 2020:

Leases	Classification	Balance at March 31, 2020
Assets
Current
Operating lease assets	Operating lease assets	$178,015
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$33,069
Total lease assets		$211,084

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$205,042
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$37,244
Total lease liabilities		$242,286

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2020	$204,729
2021	35,748
2022	11,916
2023	-
2024	-
Thereafter	-
Total future lease payments	252,393
Less: imputed interest	(10,107)
Total	$242,286

Weighted Average Remaining Lease Term (years)
Operating leases	1

Weighted Average Discount Rate
Operating leases	6.75%

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2020 and December 31, 2019:

Facility	Maturity	Interest Rate	Balance at March 31, 2020	Balance at December 31, 2019
BDC Term Loan	October 15, 2021	25%	$205,330	$224,307
ACOA Note	May 1, 2023	-	107,179	117,131
Wintrust Bank	November 1, 2021	Prime + 1.5%	666,667	766,667
Related Party Note	various	15%	1,343,297	1,140,700
Total Debt			2,322,473	2,248,805
Less current portion			(683,706)	(681,276)
Long-term debt, net of current portion			$1,638,767	$1,567,529

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

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on May 1, 2023. The monthly principal payment amount of $3,000 increased to $3,500 beginning on November 1, 2019, $4,000 on November 1, 2020, $4,500 on November 1, 2021 and $2,215 during the remaining term of the agreement.

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

On April 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement the covenant calculation was amended to include certain non-cash items to be included in the available amounts for the fixed charge coverage ratio.

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

On July 2, 2019, a total of $2,500,000 of principal under the above-mentioned notes and the accrued interest of $82,916 was converted into equity and we recorded a loss on conversion of debt of $232,462 for the year ended December 31, 2019.

On February 26, 2020, we issued an unsecured note in the principle aggregate amount of $200,000, which becomes due two years after the date of issuance.  This note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this note without notice, subject to a two percent (2%) pre-payment penalty.

As of March 31, 2020, we have unpaid reimbursable expenses to an officer of the company in the amount of $63,296.

As of March 31, 2020, we have a principal balance of $1,280,000 and accrued interest of $79,075 outstanding.

Interest Expense

Interest expense was $77,189 and $41,905 during the three months ended March 31, 2020 and 2019, respectively.

7.  Stockholders’ Equity

Common Stock

2019

In July 2019, the Company commenced a private placement of its common stock units, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share at an offering price of $1.00 per unit. The Company sold 2,800,000 units of its common stock for gross proceeds of $2,800,000. In addition, the Company issued 2,582,916 units of its common stock associated with the conversion of $2,500,000 of principal, $82,916 of accrued interest, and a loss on conversion of $232,462 (See Note 6).

2020

On March 2, 2020, the Company issued 234,500 shares of common stock in exchange for cash in conjunction with a warrant exercise. The shares were exercised at the strike price of $1.00 per share.

As of March 31, 2020 and December 31, 2019 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2019 and for the three months ended March 31 2020:

Options
Outstanding at December 31, 2018	4,987,426
Granted	2,592,500
Exercised	-
Forfeit/canceled	(923,389)
Expired	(874,653)
Outstanding at December 31, 2019	5,781,884
Granted	15,000
Exercised	-
Forfeit/canceled	(28,447)
Expired	(131,667)
Outstanding at March 31, 2020	5,636,770

The weighted average exercise price of stock options granted during the period was $0.65 and the related weighted average grant date fair value was $0.43 per share.

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

2020

On March 24, 2020, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of March 24, 2020 of $0.65 per share. The Option Shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 24, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 77.56% and an option fair value of $.43 was $6,472.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
General and administrative	$78,549	$54,232
Sales and marketing	13,677	39,914
Engineering, research, and development	41,987	21,602
	$134,213	$115,748

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	0.58%	2.53%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	77.57%	90.83%

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

The expected volatility in 2020 and 2019 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2019 and for the three months ended March 31, 2020:

Shares
Outstanding at December 31, 2018	662,800
Awarded	489,448
Released	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2019	1,152,248
Awarded	100,000
Released	-
Canceled/forfeited/expired	-
Outstanding at March 31, 2020	1,252,248

Expected to vest at March 31, 2020	1,252,248
Vested at March 31, 2020	1,252,248
Unvested at March 31, 2020	-
Unrecognized expense at March 31, 2020	$-

2019

On January 1, 2019, the Company issued to four independent directors a total of 222,224 restricted stock units. These restricted stock units were issued for the $260,000 of board compensation earned in 2018. The units were valued at $260,000 or $1.17 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) a change in control of the Company, and (B) the termination of the director’s service with the Company.

On March 31, 2019, the Company granted four independent directors a total of 72,224 restricted stock units. The units were valued at $65,001 or $0.90 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) a change in control of the Company, and (B) the termination of the director’s service with the Company.

On December 31, 2019, the Company granted four independent directors a total of 195,000 restricted stock units. The units were valued at $195,000 or $1.00 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) a change in control of the Company, and (B) the termination of the director’s service with the Company.

On March 24, 2020, the Company granted four independent directors a total of 100,000 restricted stock units. The units were valued at $65,000 or $0.65 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) a change in control of the Company, and (B) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
General and administrative	$65,000	$65,002
	$65,000	$65,002

As of March 31, 2020, there was no unearned restricted stock unit compensation.

Warrants Issued to Investors and Placement Agents

At March 31, 2020, we have outstanding warrants to purchase 2,691,459 at $1.25 per share. These warrants expire in 2021.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,609,853	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2019 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,762,211	$-

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through December 2020. Monthly rental payments, including common area maintenance charges, are $19,707, to $20,140. As of March 31, 2020, we have an operating lease asset balance for this lease of $149,816 and an operating lease liability balance for this lease of $173,303 recorded in accordance with ASC 840.

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $2,979 per month, excluding common area maintenance charges. As of March 31, 2020, we have an operating lease asset balance for this lease of $61,268 and an operating lease liability balance for this lease of $68,983 recorded in accordance with ASC 840.

10.  Related Party Transactions

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of March 31, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $51,875.

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of March 31, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $2,833.

11. Subsequent Events

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2019 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Belly Loyalty

Mobivity’s Belly Loyalty solution drives increased customer engagement and frequency with a customer-facing digital rewards platform via an app and digital pad. Using Belly, customers can customize rewards and leverage pre-built email campaigns and triggers to encourage greater frequency as well as identify and reactivate lapsed customers.

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

Recent Events

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of March 31, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $51,875.

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

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of March 31, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $2,833.

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended March 31, 2020 were $4,549,992, an increase of $2,133,375, or 88%, compared to the same period in 2019. This increase is primarily due to the addition of revenue from a new contract executed in January 2020 along with the recognition of revenue under ASC 606 of $1,280,369 during the three months ended March 31, 2020 compared to the reduction of revenue under ASC 606 of $135,851 during the three months ended March 31, 2019.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2020 was $1,584,402, an increase of $412,493, or 35%, compared to the same period in 2019. This increase is primarily due to higher SMS and application costs associated with increased messaging volume and fees and surcharges charged by text messaging carriers.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $77,141, or 6%, to $1,246,794 during the three months ended March 31, 2020 compared to $1,323,935 for the same period in 2019. The decrease in general and administrative expense was primarily due to a decrease in legal fees related to one-time non-recurring legal charges incurred in 2019.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $30,568, or 4%, to $807,999 during the three months ended March 31, 2020 compared to $838,567 for the same period in 2019. The decrease was primarily due to lower personnel, share based compensation expenses, and travel, offset by increases in trade shows and other direct marketing activities.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $1,099,709 or 190%, to $1,677,442 during the three months ended March 31, 2020 compared to $577,733 for the same period in 2019. This increase is primarily due to the recognition of increased expenses under ASC 606 of $683,687 during the three months ended March 31, 2020 compared to the reduction of engineering, research & development expenses under ASC 606 of $68,179 during the three months ended March 31, 2019. This increase is also attributed to decreased software capitalization of $15,592 during the three months ended March 31, 2020 compared to $139,570 during the three months ended March 31, 2019.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense decreased $110,157 or 39%, during the three months ended March 31, 2020 compared to the same period in 2019. This increase is primarily due to the decrease in amortization of intangibles.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $35,284, or 84%, during the three months ended March 31, 2020 compared to the same period in 2019. The increase in interest expense is primarily related to additional borrowings from our related parties.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2020 and 2019, was $1 Canadian equals $0.75 and $0.75 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $1,155 and a loss of $138 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we had current assets of $2,828,470, including $208,217 in cash, and current liabilities of $6,544,354, resulting in a working capital deficit of $3,715,884.

We believe as of the date of this report, we have the working capital on hand, along with our expected cash flow from operations and budget reductions, to fund our current level of operations at least through the end of the next twelve months.  Since March 31,2020 and through the date of this report, we issued unsecured notes in the amount of $891,103, which is due April 10, 2022 and $40,000 CAD which is due December 31, 2022. However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Three Months
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(339,908)	$(1,596,033)
Investing activities	(20,499)	(139,570)
Financing activities	314,353	1,493,208
Effect of foreign currency translation on cash flow	(19,328)	(28,449)
Net change in cash	$(65,382)	$(270,844)

Operating Activities

We used cash from operating activities totaling $339,908 during the three months ended March 31, 2020 and used cash from operating activities totaling $1,596,033 during the three months ended March 31, 2019. The decrease in cash used in operations for the three months ended March 31, 2020 was primarily due to a decrease in net loss of $805,868 and an increase in deferred revenue of $789,777.

Investing Activities

Investing activities during the three months ended March 31, 2020 consisted of $4,907 of equipment purchases and $15,592 of capitalized software development costs.

Investing activities during the three months ended March 31, 2019 consisted of $139,570 of capitalized software development costs.

Financing Activities

Financing activities during the three months ended March 31, 2020 consisted of $122,743 of payments on notes payable, $234,500 of net proceeds from the sale of common stock units and net proceeds of $202,596 from the issuance of related party debt.

Financing activities during the three months ended March 31, 2019 consisted of net payments of $6,792 on notes payable and $1,500,000 of net proceeds from the issuance of related party debt.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

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

Mobivity Holdings Corp.

Date: April 29, 2020	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2020	By:	/s/ Lynn Tiscareno
Lynn Tiscareno
Chief Financial Officer (Principal Accounting Officer)