Form 10-Q
period 2020-06-30
MOBIVITY HOLDINGS CORP.
filed 2020-08-10
CIK 1447380

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the registrant had 51,615,469 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$996,710	$273,599
Accounts receivable, net of allowance for doubtful accounts of $85,803 and $88,071, respectively	382,848	614,726
Contracts receivable, current	943,904	526,948
Right to use lease assets	147,946	-
Other current assets	374,553	601,749
Total current assets	2,845,961	2,017,022
Goodwill	496,352	496,352
Right to use lease assets	25,559	260,645
Intangible assets, net	1,547,051	1,762,211
Contracts receivable, long term	1,887,808	1,260,371
Other assets	57,027	67,787
TOTAL ASSETS	$6,859,758	$5,864,388
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,753,234	$3,256,888
Accrued interest	133,997	35,292
Accrued and deferred personnel compensation	187,925	244,953
Deferred revenue and customer deposits	781,324	440,309
Related party notes payable	80,000	140,700
Notes payable, net - current maturities	534,241	540,576
Operating lease liability	182,672	258,343
Other current liabilities	547,014	308,465
Total current liabilities	6,200,407	5,225,526

Non-current liabilities
Related party notes payable, net - long term	1,200,000	1,000,000
Notes payable, net - long term	1,255,642	567,529
Operating lease liability	32,690	45,460
Other long term liabilities	1,108,712	740,218
Total non-current liabilities	3,597,044	2,353,207
Total liabilities	9,797,451	7,578,733
Commitments and Contingencies (See Note 9)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,615,469 and 51,380,969, shares issued and outstanding	51,616	51,381
Equity payable	100,862	100,862
Additional paid-in capital	95,338,760	94,781,738
Accumulated other comprehensive income (loss)	(30,437)	8,780
Accumulated deficit	(98,398,494)	(96,657,106)
Total stockholders' equity (deficit)	(2,937,693)	(1,714,345)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,859,758	$5,864,388

See accompanying notes to condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Revenues	$2,766,662	$2,434,841	$7,316,656	$4,851,436
Cost of revenues	1,214,915	1,626,823	2,799,328	2,798,649
Gross profit	1,551,747	808,018	4,517,328	2,052,787

Operating expenses
General and administrative	1,003,146	1,581,266	2,249,922	2,726,502
Sales and marketing	495,616	802,050	1,303,623	1,559,192
Engineering, research, and development	521,597	761,320	2,199,127	1,739,428
Depreciation and amortization	184,918	148,391	358,845	307,481
Total operating expenses	2,205,277	3,293,027	6,111,517	6,332,603

Loss from operations	(653,530)	(2,485,009)	(1,594,189)	(4,279,816)

Other income/(expense)
Interest income	76	-	913	17
Interest expense	(68,088)	(89,855)	(145,277)	(130,992)
Loss on disposal of fixed assets	(3,935)	-	(3,935)	-
Foreign currency gain (loss)	(52)	(35)	1,100	(856)
Total other income/(expense)	(71,999)	(89,890)	(147,199)	(131,831)
Loss before income taxes	(725,529)	(2,574,899)	(1,741,388)	(4,411,647)
Income tax expense	-	-	-	-
Net loss	(725,529)	(2,574,899)	(1,741,388)	(4,411,647)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(26,136)	6,136	(39,217)	(17,554)
Comprehensive loss	$(751,665)	$(2,568,763)	$(1,780,605)	$(4,429,201)
Net loss per share:
Basic	$(0.01)	$(0.06)	$(0.03)	$(0.10)
Diluted	$(0.01)	$(0.06)	$(0.03)	$(0.10)
Weighted average number of shares:
Basic	51,615,469	45,998,053	51,524,778	45,998,053
Diluted	51,615,469	45,998,053	51,524,778	45,998,053

See accompanying notes to condensed consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for cash	2,800,000	2,800	-	2,797,200	-	-	2,800,000
Issuance of common stock for debt conversion	2,582,916	2,583	-	2,812,795	-	-	2,815,378
Stock based compensation	-	-	-	1,163,270	-	-	1,163,270
Foreign currency translation adjustment	-	-	-	-	4,021	-	4,021
Net loss	-	-	-	-	-	(8,821,974)	(8,821,974)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for warrant conversion	234,500	235	-	234,265	-	-	234,500
Stock based compensation	-	-	-	322,757	-	-	322,757
Foreign currency translation adjustment	-	-	-	-	(39,217)	-	(39,217)
Net loss	-	-	-	-	-	(1,741,388)	(1,741,388)
Balance, June 30, 2020 (unaudited)	51,615,469	$51,616	$100,862	$95,338,760	$(30,437)	$(98,398,494)	$(2,937,693)

See accompanying notes to these unaudited condensed consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,741,388)	$(4,411,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	118,123	38,522
Stock-based compensation	322,757	676,554
Loss on disposal of fixed assets & patents	3,935	10,975
Depreciation and amortization expense	358,844	307,481
Adjustments due to ASC 606	(423,330)	191,065
Increase (decrease) in cash resulting from changes in:
Accounts receivable	112,549	136,608
Other current assets	225,192	214,294
Other assets	594	(24,567)
Accounts payable	497,070	995,000
Accrued interest	98,705	86,866
Accrued and deferred personnel compensation	(56,065)	(128,007)
Right to use leases	(11,627)	(15,081)
Other liabilities - current	(14,020)	69,860
Deferred revenue and customer deposits	341,194	(773,015)
Net cash used in operating activities	(167,467)	(2,625,092)
INVESTING ACTIVITIES
Purchases of equipment	(4,907)	(8,183)
Cash paid for patent activities	(8,755)	-
Capitalized software development costs	(112,681)	(256,963)
Net cash used in investing activities	(126,343)	(265,146)
FINANCING ACTIVITIES
Payments on notes payable	(222,430)	(5,139)
Proceeds from notes payable	920,519	-
Proceeds from related party notes payable, net of repayments	139,300	2,496,562
Proceeds from conversion of common stock warrants	234,500	-
Net cash provided by financing activities	1,071,889	2,491,423

Effect of foreign currency translation on cash flow	(54,968)	(615)

Net change in cash	723,111	(399,430)
Cash at beginning of period	273,599	554,255
Cash at end of period	$996,710	$154,825
Supplemental disclosures:
Cash paid during period for:
Interest	$46,572	$71,091
Non-cash investing and financing activities:
Lease adoption	$-	$538,740

See accompanying notes to condensed consolidated financial statements.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020.

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

As of June 30, 2020, and December 31, 2019, we recorded an allowance for doubtful accounts of $85,803 and $88,071, respectively.

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

During the six months ended June 30, 2020 and 2019, two customers accounted for 64% and 71% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the six months ended June 30, 2020 and 2019, the comprehensive loss was $1,780,605 and $4,429,201, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2020 and 2019, we had securities outstanding which could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

3.  Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2020 and December 31, 2019 was $496,352.

The following table presents details of our purchased intangible assets as of June 30, 2020 and December 31, 2019:

Intangible assets

	Balance at December 31, 2019	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2020
Patents and trademarks	$69,853	$8,755	$-	$(6,299)	$(124)	$72,185
Customer and merchant relationships	739,236	-	-	(48,426)	-	690,810
Trade name	50,732	-	-	(4,639)	(12)	46,081
Acquired technology	144,792	-	-	(8,150)	-	136,642
Non-compete agreements	60,931	-	-	(7,930)	-	53,001
	$1,065,544	$8,755	$-	$(75,444)	$(136)	$998,719

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,767 and $37,760 for the three months ended June 30, 2020 and 2019, respectively.

Amortization expense for intangible assets was $75,444 and $75,529 for the six months ended June 30, 2020 and 2019, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2020 is as follows:

Year ending December 31,	Amount
2020	$75,335
2021	147,976
2022	147,868
2023	145,360
2024	108,763
Thereafter	373,417
Total	$998,719

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

The following table presents details of our software development costs as of June 30, 2020 and December 31, 2019:

	Balance at December 31, 2019	Additions	Amortization	Balance at June 30, 2020
Software Development Costs	$696,667	$112,680	$(261,015)	$548,332
	$696,667	$112,680	$(261,015)	$548,332

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $130,803 and $99,623 for the three months ended June 30, 2020 and 2019, respectively.

Amortization expense for software development costs was $261,015 and $211,022 for the six months ended June 30, 2020 and 2019, respectively.

The estimated future amortization expense of software development costs as of June 30, 2020 is as follows:

Year ending December 31,	Amount
2020	$244,809
2021	266,461
2022	37,062
2023	-
2024	-
Thereafter	-
Total	$548,332

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

The following are additional details related to leases recorded on our balance sheet as of June 30, 2020:

Leases	Classification	Balance at June 30, 2020
Assets
Current
Operating lease assets	Operating lease assets	$147,946
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$25,559
Total lease assets		$173,505

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$182,672
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$32,690
Total lease liabilities		$215,362

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2020	$149,189
2021	60,592
2022	13,484
2023	-
2024	-
Thereafter	-
Total future lease payments	223,265
Less: imputed interest	(7,903)
Total	$215,362

Weighted Average Remaining Lease Term (years)
Operating leases	1

Weighted Average Discount Rate
Operating leases	6.75%

6.  Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2020 and December 31, 2019:

Facility	Maturity	Interest Rate	Balance at June 30, 2020	Balance at December 31, 2019
BDC Term Loan	October 15, 2021	25%	$198,984	$224,307
ACOA Note	May 1, 2023	-	103,867	117,131
Wintrust Bank	November 1, 2021	Prime + 1.5%	566,667	766,667
TD Bank	December 31, 2022	-	29,262	-
Chase Bank	April 10, 2022	1%	891,103	-
Related Party Note	various	15%	1,280,000	1,140,700
Total Debt			3,069,883	2,248,805
Less current portion			(614,241)	(681,276)
Long-term debt, net of current portion			$2,455,642	$1,567,529

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

Chase Loan

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

TD Bank Loan

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

As of June 30, 2020, we have a principal balance of $1,280,000 and accrued interest of $127,608 outstanding.

Interest Expense

Interest expense was $68,088 and $89,855 during the three months ended June 30, 2020 and 2019, respectively.

Interest expense was $145,277 and $130,992 during the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020 and December 31, 2019 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2019 and for the six months ended June 30, 2020:

Options
Outstanding at December 31, 2018	4,987,426
Granted	2,592,500
Exercised	-
Forfeit/canceled	(923,389)
Expired	(874,653)
Outstanding at December 31, 2019	5,781,884
Granted	715,000
Exercised	-
Forfeit/canceled	(485,009)
Expired	(251,980)
Outstanding at June 30, 2020	5,759,895

The weighted average exercise price of stock options granted during the period was $0.70 and the related weighted average grant date fair value was $0.47 per share.

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

On April 6, 2020, the Company granted four employees a total of 700,000 options to purchase shares of the Company common stock at the closing price as of April 6, 2020 of $0.70 per share. The Option Shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until April 6, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 78.21% and an option fair value of $.47 was $326,752.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$58,149	$438,283	$136,698	$490,037
Sales and marketing	20,921	26,152	34,598	58,097
Engineering, research, and development	44,474	31,370	86,461	63,418
	$123,544	$495,805	$257,757	$611,552

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,
	2020	2019
Risk-free interest rate	0.58%	2.25%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	77.57%	81.67%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2019 and for the six months ended June 30, 2020:

Shares
Outstanding at December 31, 2018	662,800
Awarded	489,448
Released	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2019	1,152,248
Awarded	100,000
Released	-
Canceled/forfeited/expired	-
Outstanding at June 30, 2020	1,252,248

Expected to vest at June 30, 2020	1,252,248
Vested at June 30, 2020	1,252,248
Unvested at June 30, 2020	-
Unrecognized expense at June 30, 2020	$-

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

2020

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

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$-	$-	$65,000	$65,002
	$-	$-	$65,000	$65,002

As of June 30, 2020, there was no unearned restricted stock unit compensation.

Warrants Issued to Investors and Placement Agents

At June 30, 2020, we have outstanding warrants to purchase 2,691,459 at $1.25 per share. These warrants expire in 2021.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,547,051	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2019 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,762,211	$-

9.  Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through January 2021. Monthly rental payments, including common area maintenance charges, are $19,707, to $20,140. As of June 30, 2020, we have an operating lease asset balance for this lease of $119,621 and an operating lease liability balance for this lease of $145,789 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of June 30, 2020, we have an operating lease asset balance for this lease of $53,885 and an operating lease liability balance for this lease of $69,573 recorded in accordance with ASC 842.

10.  Related Party Transactions

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of June 30, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $89,792.

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of June 30, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $10,417.

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

Recent Events

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of June 30, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $89,792.

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

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of June 30, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $10,417.

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

Revenues for the three months ended June 30, 2020 were $2,766,662, an increase of $331,821, or 14% compared to the same period in 2019. This increase is primarily due to the addition of revenue from a new contract executed in January 2020.

Revenues for the six months ended June 30, 2020 were $7,316,656, an increase of $2,465,220, or 51%, compared to the same period in 2019. This increase is primarily due to the addition of revenue from a new contract executed in January 2020 along with the recognition of revenue under ASC 606 of $1,044,392 during the six months ended June 30, 2020 compared to the reduction of revenue under ASC 606 of $388,522 during the six months ended June 30, 2019

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2020 was $1,214,915, a decrease of $411,908, or 25%, compared to the same period in 2019. This decrease is primarily due to lower MMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company.

Cost of revenues was relatively flat for the six months ended June 30, 2020 compared to the same period in 2019.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $578,120, or 37%, to $1,003,146 during the three months ended June 30, 2020 compared to $1,581,266 for the same period in 2019. The decrease in general and administrative expense was primarily due to a decrease in personnel and share based compensation expenses.

General and administrative expenses decreased $476,580, or 17%, to $2,249,922 during the six months ended June 30, 2020 compared to $2,726,502 for the same period in 2019. The decrease in general and administrative expense was primarily due to a decrease in legal fees related to one-time non-recurring legal charges incurred in 2019.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $306,434, or 38%, to $495,616 during the three months ended June 30, 2020 compared to $802,050 for the same period in 2019. The decrease was primarily due to lower personnel, share based compensation expenses, trade shows and travel, offset by direct marketing activities.

Sales and marketing expenses decreased $255,569, or 16%, to $1,303,623 during the six months ended June 30, 2020 compared to $1,559,192 for the same period in 2019. The decrease was primarily due to lower personnel, share based compensation expenses, and travel, offset by increases in trade shows and other direct marketing activities.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $239,723 or 31%, to $521,597 during the three months ended June 30, 2020 compared to $761,320 for the same period in 2019. The decrease is primarily related to personnel and consulting expenses.

Engineering, research & development expenses increased $459,699 or 26%, to $2,199,127 during the six months ended June 30, 2020 compared to $1,739,428 for the same period in 2019. This increase is primarily due to the recognition of increased expenses under ASC 606 of $558,957 during the six months ended June 30, 2020 compared to the decrease of engineering, research & development expenses under ASC 606 of $177,712 during the six months ended June 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $36,527 or 25%, during the three months ended June 30, 2020 compared to the same period in 2019. This is primarily due to the increase in amortization of intangibles on software development costs.

Depreciation and amortization expense increased $51,364 or 17%, during the six months ended June 30, 2020 compared to the same period in 2019. This is primarily due to the increase in amortization of intangibles of intangibles on software development costs.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $21,767, or 24%, during the three months ended June 30, 2020 compared to the same period in 2019. The decrease in interest expense is primarily related to reduced borrowings from our related parties.

Interest expense increased $14,285, or 11%, during the six months ended June 30, 2020 compared to the same period in 2019. The increase in interest expense is primarily related to additional borrowings from our related parties.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value. Loss on disposal of fixed assets increased $3,935 or 100% for both the three and six months ended June 30, 2020 compared to the same periods in 2019.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2020, was $1 Canadian equals $0.73 and $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.75 during the same periods of 2019. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $52 and $35 for the three months ended June 30, 2020 and 2019, respectively.

The change in foreign currency was a gain of $1,100 and a loss of $856 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had current assets of $2,845,961, including $996,710 in cash, and current liabilities of $6,200,407, resulting in a working capital deficit of $3,354,446.

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

Cash Flows

	Six Months
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(167,467)	$(2,625,092)
Investing activities	(126,343)	(265,146)
Financing activities	1,071,889	2,491,423
Effect of foreign currency translation on cash flow	(54,968)	(615)
Net change in cash	$723,111	$(399,430)

Operating Activities

We used cash from operating activities totaling $167,467 during the six months ended June 30, 2020 and used cash from operating activities totaling $2,625,092 during the six months ended June 30, 2019. The decrease in cash used in operations for the six months ended June 30, 2020 was primarily due to a decrease in net loss of $2,670,259 and an increase in deferred revenue of $1,114,209.

Investing Activities

Investing activities during the six months ended June 30, 2020 consisted of $4,907 of equipment purchases, $8,755 of cash paid for patents and $112,681 of capitalized software development costs.

Investing activities during the six months ended June 30, 2019 consisted of $8,183 of equipment purchases and $256,963 of capitalized software development costs.

Financing Activities

Financing activities during the six months ended June 30, 2020 consisted of $222,430 of payments on notes payable, $920,519 of proceeds from notes payable issued in relation to emergency government funding for COVID-19, $234,500 of net proceeds from the sale of common stock units and proceeds, net of repayments of $139,300 from the issuance of related party debt.

Financing activities during the six months ended June 30, 2019 consisted of net payments of $5,139 on notes payable and $2,496,562 of net proceeds from the issuance of related party debt.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

On August 7, 2020, we entered into an Amendment No. 2 (“Amendment”) to our Loan and Security Agreement (“Loan Agreement”) dated November 14, 2018 with Wintrust Bank, N.A. (See Note 6 to the unaudited condensed financial statements included in this report for a discussion of the Loan Agreement.) Pursuant the Amendment, the parties agreed to delete from the Loan Agreement our obligation to comply with a covenant to maintain, as of the end of each fiscal quarter, a minimum fixed charge coverage ratio (“FCCR Covenant”) and, in its place, the parties agreed that we will be required to maintain, as of the end of each fiscal quarter, commencing with the fiscal quarter ended June 30, 2020, a total loan balance under the Loan Agreement equal to or less than our cash on hand plus eighty percent (80%) of our accounts receivables no older than thirty (30) days past due. We had breached the FCCR Covenant under the Loan Agreement for the fiscal quarters ended March 31 and June 30, 2020, and those breaches triggered our default under the loan Agreement. Pursuant to the Amendment, Wintrust Bank waived those defaults based on our breach of the FCCR Covenant for the fiscal quarters ended March 31 and June 30, 2020.

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

Mobivity Holdings Corp.

Date: August 10, 2020	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Lynn Tiscareno
Lynn Tiscareno
Chief Financial Officer (Principal Accounting Officer)