Form 10-Q
period 2020-09-30
MOBIVITY HOLDINGS CORP.
filed 2020-11-09
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 9, 2020, the registrant had 51,630,469 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$505,512	$273,599
Accounts receivable, net of allowance for doubtful accounts of $14,589 and $88,071, respectively	1,178,915	614,726
Contracts receivable, current	943,904	526,948
Right to use lease assets	98,027	-
Other current assets	178,811	601,749
Total current assets	2,905,169	2,017,022
Goodwill	496,352	496,352
Right to use lease assets	18,083	260,645
Intangible assets, net	1,448,967	1,762,211
Contracts receivable, long term	1,651,832	1,260,371
Other assets	54,418	67,787
TOTAL ASSETS	$6,574,821	$5,864,388
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,544,692	$3,256,888
Accrued interest	182,258	35,292
Accrued and deferred personnel compensation	274,647	244,953
Deferred revenue and customer deposits	639,876	440,309
Related party notes payable	80,000	140,700
Notes payable, net - current maturities	564,021	540,576
Operating lease liability	126,318	258,343
Other current liabilities	525,945	308,465
Total current liabilities	5,937,757	5,225,526

Non-current liabilities
Related party notes payable, net - long term	1,200,000	1,000,000
Notes payable, net - long term	1,118,040	567,529
Operating lease liability	23,075	45,460
Other long term liabilities	970,123	740,218
Total non-current liabilities	3,311,238	2,353,207
Total liabilities	9,248,995	7,578,733
Commitments and Contingencies (See Note 9)
Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 51,630,469 and 51,380,969, shares issued and outstanding	51,631	51,381
Equity payable	100,862	100,862
Additional paid-in capital	95,532,402	94,781,738
Accumulated other comprehensive income (loss)	(292)	8,780
Accumulated deficit	(98,358,777)	(96,657,106)
Total stockholders’ deficit	(2,674,174)	(1,714,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,574,821	$5,864,388

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Revenues	$3,180,173	$2,481,986	$10,496,827	$7,333,407
Cost of revenues	943,292	1,586,411	3,742,615	4,385,106
Gross profit	2,236,881	895,575	6,754,212	2,948,301

Operating expenses
General and administrative	889,032	1,381,361	3,138,744	4,101,340
Sales and marketing	445,273	636,757	1,748,892	2,025,055
Engineering, research, and development	621,442	380,539	2,820,525	2,298,405
Depreciation and amortization	176,127	155,598	534,972	463,086
Total operating expenses	2,131,874	2,554,255	8,243,133	8,887,886

Income (loss) from operations	105,007	(1,658,680)	(1,488,921)	(5,939,585)

Other income/(expense)
Interest income	309	26,636	1,220	26,654
Interest expense	(62,621)	(57,569)	(207,899)	(188,451)
Loss on conversion of debt	-	(232,462)	-	(232,462)
Impairment of intangible asset	(3,481)	-	(3,481)	-
Loss on disposal of fixed assets	-	-	(3,935)	-
Foreign currency gain	247	6,642	1,345	5,740
Total other income/(expense)	(65,546)	(256,753)	(212,750)	(388,519)
Income (loss) before income taxes	39,461	(1,915,433)	(1,701,671)	(6,328,104)
Income tax expense	-	-	-	-
Net income (loss)	39,461	(1,915,433)	(1,701,671)	(6,328,104)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	30,145	35,252	(9,072)	12,939
Comprehensive income (loss)	$69,606	$(1,880,181)	$(1,710,743)	$(6,315,165)
Net loss per share:
Basic	$0.00	$(0.04)	$(0.03)	$(0.14)
Diluted	$0.00	$(0.04)	$(0.03)	$(0.14)
Weighted average number of shares:
Basic	51,617,612	47,488,574	51,555,837	46,500,353
Diluted	61,106,633	47,488,574	51,555,837	46,500,353

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for cash	2,800,000	2,800	-	2,797,200	-	-	2,800,000
Issuance of common stock for debt conversion	2,582,916	2,583	-	2,812,795	-	-	2,815,378
Stock based compensation	-	-	-	1,163,270	-	-	1,163,270
Foreign currency translation adjustment	-	-	-	-	4,021	-	4,021
Net loss	-	-	-	-	-	(8,821,974)	(8,821,974)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for option exercise	15,000	15	-	7,185	-	-	7,200
Issuance of common stock for warrant exercise	234,500	235	-	234,265	-	-	234,500
Stock based compensation	-	-	-	509,214	-	-	509,214
Foreign currency translation adjustment	-	-	-	-	(9,072)	-	(9,072)
Net loss	-	-	-	-	-	(1,701,671)	(1,701,671)
Balance, September 30, 2020	51,630,469	$51,631	$100,862	$95,532,402	$(292)	$(98,358,777)	$(2,674,174)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(1,701,671)	$(6,328,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	27,819	56,360
Loss on conversion of debt	-	232,462
Stock-based compensation	509,214	824,303
Loss on disposal of fixed assets & patents	7,416	21,400
Depreciation and amortization expense	534,972	463,086
Adjustments due to ASC 606	(325,943)	331,550
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(592,951)	(228,804)
Other current assets	419,701	402,518
Other assets	2,209	(42,408)
Accounts payable	288,417	1,006,183
Accrued interest	146,966	92,016
Accrued and deferred personnel compensation	30,309	(37,123)
Other liabilities - non-current	-	(22,621)
Right to use leases	(11,678)	-
Other liabilities - current	(35,089)	(506)
Deferred revenue and customer deposits	199,567	(581,609)
Net cash used in operating activities	(500,742)	(3,811,297)

INVESTING ACTIVITIES
Purchases of equipment	(8,044)	(8,183)
Cash paid for patent activities	(8,755)	(10,425)
Capitalized software development costs	(196,997)	(861,914)
Net cash used in investing activities	(213,796)	(880,522)
FINANCING ACTIVITIES
Payments on notes payable	(337,394)	(212,089)
Proceeds from notes payable	920,722	-
Proceeds from related party notes payable, net of repayments	139,300	2,500,000
Proceeds from issuance of common stock, net of issuance costs	241,700	2,800,000
Net cash provided by financing activities	964,328	5,087,911

Effect of foreign currency translation on cash flow	(17,877)	25,322

Net change in cash	231,913	421,414
Cash at beginning of period	273,599	554,255
Cash at end of period	$505,512	$975,669
Supplemental disclosures:
Cash paid during period for:
Interest	$60,933	$179,351
Non-cash investing and financing activities:
Lease adoption	$-	$538,740
Issuance of common stock for debt conversion	$-	$2,582,916

See accompanying notes to consolidated financial statements.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020.

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

As of September 30, 2020, and December 31, 2019, we recorded an allowance for doubtful accounts of $14,589 and $88,071, respectively.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

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

We determine revenue recognition under ASC 606 through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	identification of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

During the nine months ended September 30, 2020 and 2019, two customers accounted for 67% and 71% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the nine months ended September 30, 2020 and 2019, the comprehensive loss was $1,710,743 and $6,315,165, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2019 and the nine months ended September 30, 2020, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2020 and December 31, 2019 was $496,352.

The following table presents details of our purchased intangible assets as of September 30, 2020 and December 31, 2019:

Intangible assets

	Balance at December 31, 2019	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2020
Patents and trademarks	$69,853	$8,755	$(3,481)	$(9,484)	$(92)	$65,551
Customer and merchant relationships	739,236	-	-	(72,639)	-	666,597
Trade name	50,732	-	-	(6,959)	(10)	43,763
Acquired technology	144,792	-	-	(12,225)	-	132,567
Non-compete agreements	60,931	-	-	(11,895)	-	49,036
	$1,065,544	$8,755	$(3,481)	$(113,202)	$(102)	$957,514

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $37,758 and $37,779 for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense for intangible assets was $113,202 and $113,309 for the nine months ended September 30, 2020 and 2019, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2020 is as follows:

Year ending December 31,	Amount
2020	$37,732
2021	148,240
2022	148,114
2023	145,606
2024	109,010
Thereafter	368,812
Total	$957,514

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

The following table presents details of our software development costs as of September 30, 2020 and December 31, 2019:

	Balance at December 31, 2019	Additions	Amortization	Balance at September 30, 2020
Software Development Costs	$696,667	$196,997	$(402,211)	$491,453
	$696,667	$196,997	$(402,211)	$491,453

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $141,196 and $107,258 for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense for software development costs was $402,211 and $318,280 for the nine months ended September 30, 2020 and 2019, respectively.

The estimated future amortization expense of software development costs as of September 30, 2020 is as follows:

Year ending December 31,	Amount
2020	$115,894
2021	315,589
2022	59,970
2023	-
2024	-
Thereafter	-
Total	$491,453

5. Operating Lease Assets

Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases.” The Company adopted Topic 842 on January 1, 2019, using the modified retrospective method and the optional transition method to record the adoption impact through a cumulative adjustment to equity. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods.

The following are additional details related to leases recorded on our balance sheet as of September 30, 2020:

Leases	Classification	Balance at September 30, 2020
Assets
Current
Operating lease assets	Operating lease assets	$98,027
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$18,083
Total lease assets		$116,110

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$126,318
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$23,075
Total lease liabilities		$149,393

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2020	$79,954
2021	60,592
2022	13,484
2023	-
2024	-
Thereafter	-
Total future lease payments	154,030
Less: imputed interest	(4,637)
Total	$149,393

Weighted Average Remaining Lease Term (years)
Operating leases	1

Weighted Average Discount Rate
Operating leases	6.75%

6. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2020 and December 31, 2019:

Facility	Maturity	Interest Rate	Balance at September 30, 2020	Balance at December 31, 2019
BDC Term Loan	October 15, 2021	25%	$188,306	$224,307
ACOA Note	May 1, 2023	-	106,095	117,131
Wintrust Bank	November 1, 2021	Prime + 1.5%	466,667	766,667
TD Bank	December 31, 2022	-	29,890	-
Chase Bank	April 10, 2022	1%	891,103	-
Related Party Note	various	15%	1,280,000	1,140,700
Total Debt			2,962,061	2,248,805
Less current portion			(644,021)	(681,276)
Long-term debt, net of current portion			$2,318,040	$1,567,529

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 in addition to the monthly payment of accrued interest. These payments will increase to $10,000 on November 15, 2019, $12,000 on May 15, 2020, $14,000 on November 15, 2020 and $16,000 on May 15, 2021 in addition to the monthly interest. During the nine months ended September 30, 2020 we repaid $36,001 of principal.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on May 1, 2023. The monthly principal payment amount of $3,000 increased to $3,500 beginning on November 1, 2019, $4,000 on November 1, 2020, $4,500 on November 1, 2021 and $2,215 during the remaining term of the agreement. During the nine months ended September 30, 2020 we repaid $11,036 of principal.

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

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30 ,2020 covenants which were waived upon execution of the amendment and the Company has not committed any defaults under loan agreement subsequent to the amendment. During the nine months ended September 30, 2020 we repaid $300,000 of principal.

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

As of September 30, 2020, we have a principal balance of $1,280,000 and accrued interest of $176,675 outstanding.

Interest Expense

Interest expense was $62,621 and $57,569 during the three months ended September 30, 2020 and 2019, respectively.

Interest expense was $207,899 and $188,451 during the nine months ended September 30, 2020 and 2019, respectively.

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

On September 17, 2020, the Company issued 15,000 shares of common stock in exchange for cash in conjunction with a stock option exercise. The shares were exercised at the strike price of $0.48 per share.

As of September 30, 2020 and December 31, 2019 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2019 and for the nine months ended September 30, 2020:

Options
Outstanding at December 31, 2018	4,987,426
Granted	2,592,500
Exercised	-
Forfeit/canceled	(923,389)
Expired	(874,653)
Outstanding at December 31, 2019	5,781,884
Granted	715,000
Exercised	(15,000)
Forfeit/canceled	(579,695)
Expired	(438,127)
Outstanding at September 30, 2020	5,464,062

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

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	$61,081	$94,122	$197,778	$584,160
Sales and marketing	20,914	13,020	55,512	63,575
Engineering, research, and development	39,460	40,607	125,922	111,567
	$121,455	$147,749	$379,212	$759,302

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,
	2020	2019
Risk-free interest rate	0.49%	2.21%
Expected life (years)	6.00	6.00
Expected dividend yield	-%	-%
Expected volatility	78.20%	81.57%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2019 and for the nine months ended September 30, 2020:

Shares
Outstanding at December 31, 2018	662,800
Awarded	489,448
Released	-
Canceled/forfeited/expired	-
Outstanding at December 31, 2019	1,152,248
Awarded	181,252
Released	-
Canceled/forfeited/expired	-
Outstanding at September 30, 2020	1,333,500

Expected to vest at September 30, 2020	1,333,500
Vested at September 30, 2020	1,333,500
Unvested at September 30, 2020	-
Unrecognized expense at September 30, 2020	$-

14

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

On August 7, 2020, the Company granted four independent directors a total of 81,252 restricted stock units. The units were valued at $65,002 or $0.80 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) a change in control of the Company, and (B) the termination of the director’s service with the Company.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	$65,002	$-	$130,002	$65,001
	$65,002	$-	$130,002	$65,001

As of September 30, 2020, there was no unearned restricted stock unit compensation.

Warrants Issued to Investors and Placement Agents

At September 30, 2020, we have outstanding warrants to purchase 2,691,459 at $1.25 per share. These warrants expire in 2021.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,448,967	$-

The following table presents assets that are measured and recognized at fair value as of December 31, 2019 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$-	$-	$496,352	$-
Intangibles, net (non-recurring)	$-	$-	$1,762,211	$-

9. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 10,395 square feet, for its office facilities in Chandler, AZ through January 2021. Monthly rental payments, including common area maintenance charges, are $19,707, to $20,140. As of September 30, 2020, we have an operating lease asset balance for this lease of $69,075 and an operating lease liability balance for this lease of $88,809 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of September 30, 2020, we have an operating lease asset balance for this lease of $47,035 and an operating lease liability balance for this lease of $60,584 recorded in accordance with ASC 842.

10. Related Party Transactions

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of September 30, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $128,125.

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of September 30, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $18,083.

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

●	Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
●	Measure, predict, and boost guest frequency and spend by channel.
●	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.
●	Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

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

The Recurrency Platform

Mobivity’s Recurrency™ platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. Recurrency is comprised of seven components.

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

Company Strategy

Our objective is to build an industry-leading Software-as-a-Service (“SaaS”) product that connects consumers to merchants and brands. The key elements to our strategy are:

●	Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary POS Data Capture technology. Several years of development went into designing POS Data Capture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Recurrency platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS/MMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS/MMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our Recurrency platform allows for full attribution of SMS/MMS offers, which we believe is a unique combination of both SMS/MMS text messaging and POS data.

●	Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to increase significantly our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

●	Acquire complementary businesses and technologies. We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong pipeline and growth prospects; (3) break-even or positive cash flow; (4) opportunities for substantial expense reductions through integration into our platform; (5) strong sales teams; and (6) technology and services that further build out and differentiate our platform. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.

●	Build our intellectual property portfolio. We currently have nine issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Events

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we issued to one of our directors, unsecured notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The note holder participated in the private placement described below, by converting principal of $2,500,000 and accrued interest under the notes totaling $82,916, into 2,582,916 units of our securities. As of September 30, 2020, we have $1,000,000 as a remaining balance of these notes and accrued interest of $128,125.

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

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued to one of our directors, unsecured notes in the principal aggregate amount of $200,000, which are due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. As of September 30, 2020, we have $200,000 as a remaining balance of these notes and accrued interest of $18,083.

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

Revenues for the three months ended September 30, 2020 were $3,180,173 an increase of $698,187, or 28% compared to the same period in 2019. This increase is primarily due to the addition of revenue from non-recurring engineering fees paid by a large customer to accelerate expanded capabilities of our Offer and Promotions solution.

Revenues for the nine months ended September 30, 2020 were $10,496,827, an increase of $3,163,420, or 43%, compared to the same period in 2019. This increase is primarily due to the addition of revenue from a new contract executed in January 2020, the recognition of revenue under ASC 606 of $808,416 during the nine months ended September 30, 2020 and non-recurring engineering fees paid by a large customer to accelerate expanded capabilities of our Offer and Promotions solution of $1,250,000 compared to the reduction of revenue under ASC 606 of $650,709 during the nine months ended September 30, 2019

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2020 was $943,292, a decrease of $643,119, or 41%, compared to the same period in 2019. Cost of revenues for the nine months ended September 30, 2020 was $3,742,615, a decrease of $642,491, or 15%, compared to the same period in 2019. These decreases are primarily due to lower MMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company, along with new revenues during the quarter that yielded a higher margin.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $492,329, or 36%, to $889,032 during the three months ended September 30, 2020 compared to $1,381,361 for the same period in 2019. The decrease in general and administrative expense was due to a decrease in personnel and legal fees related to a one-time non-recurring legal charge incurred in 2019 and the recovery of bad debt charges of $124,246.

General and administrative expenses decreased $962,596, or 23%, to $3,138,744 during the nine months ended September 30, 2020 compared to $4,101,340 for the same period in 2019. The decrease in general and administrative expense was primarily due to a decrease in personnel, share based compensation and legal fees related to one-time non-recurring legal charges incurred in 2019.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses

Sales and marketing expenses decreased $191,484, or 30%, to $445,273 during the three months ended September 30, 2020 compared to $636,757 for the same period in 2019. The decrease was primarily due to lower personnel, share based compensation expenses, trade shows and travel, offset by direct marketing activities.

Sales and marketing expenses decreased $276,163, or 14%, to $1,748,892 during the nine months ended September 30, 2020 compared to $2,025,055 for the same period in 2019. The decrease was primarily due to lower personnel, share based compensation expenses, and travel.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $240,903 or 63%, to $621,442 during the three months ended September 30, 2020 compared to $380,539 for the same period in 2019. The increase is primarily related to a decrease in the capitalization of software development costs.

Engineering, research & development expenses increased $522,120 or 23%, to $2,820,525 during the nine months ended September 30, 2020 compared to $2,298,405 for the same period in 2019. This increase is primarily due to the recognition of increased expenses under ASC 606 of $434,227 during the nine months ended September 30, 2020 compared to the decrease of engineering, research & development expenses under ASC 606 of $287,244 during the nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense increased $20,529 or 13%, during the three months ended September 30, 2020 compared to the same period in 2019. Depreciation and amortization expense increased $71,886 or 16%, during the nine months ended September 30, 2020 compared to the same period in 2019. These increases are primarily due to the increase in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income decreased $26,327, or 99%, during the three months ended September 30, 2020 compared to the same period in 2019. Interest income decreased $25,434, or 95%, during the nine months ended September 30, 2020 compared to the same period in 2019. These decreases in interest income are related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $5,052, or 9%, during the three months ended September 30, 2020 compared to the same period in 2019. Interest expense increased $19,448, or 10%, during the nine months ended September 30, 2020 compared to the same period in 2019. These increases in interest expense are primarily related to additional borrowings from our related parties.

Loss on Conversion of Debt

Loss on conversion of debt consists of loss recognized with the conversion of a related party note that was converted to equity. The loss on conversion decreased $232,462 or 100% for both the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets increased $3,481 or 100% for both the three and nine months ended September 30, 2020 compared to the same periods in 2019.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value. Loss on disposal of fixed assets increased $3,935 or 100% for the nine months ended September 30, 2020 compared to the same period in 2019.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2020, was $1 Canadian equals $0.75 and $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.76 and $0.75 during the same periods of 2019. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

●	The Company sells products primarily in U.S. Dollars; therefore, reported revenues are not highly impacted by foreign currency volatility.
●	A portion of the Company’s expenses are incurred in Canadian Dollars and therefore fluctuate in U.S. Dollars as the U.S. Dollar varies. A weaker U.S. Dollar results in an increase in translated expenses, and a stronger U.S. Dollar results in a decrease.
●	Changes in foreign currency rates also impact the translated value of the Company’s working capital that is held in Canadian Dollars. Foreign exchange rate fluctuations result in foreign exchange gains or losses based upon movement in the translated value of Canadian working capital into U.S. Dollars.

The change in foreign currency was a gain of $247 and $1,345 for the three months ended September 30, 2020 and 2019, respectively.

The change in foreign currency was a gain of $6,642 and $5,740 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had current assets of $2,905,169, including $505,512 in cash, and current liabilities of $5,937,757, resulting in a working capital deficit of $3,032,588.

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

Cash Flows

	Nine Months
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(500,742)	$(3,811,297)
Investing activities	(213,796)	(880,522)
Financing activities	964,328	5,087,911
Effect of foreign currency translation on cash flow	(17,877)	25,322
Net change in cash	$231,9153	$421,414

Operating Activities

We used cash from operating activities totaling $500,742 during the nine months ended September 30, 2020 and used cash from operating activities totaling $3,811,297 during the nine months ended September 30, 2019. The decrease in cash used in operations for the nine months ended September 30, 2020 was primarily due to a decrease in net loss of $4,626,433 offset by non-cash adjustments related to ASC 606 of $657,493 and changes in accounts receivable and accounts payable.

Investing Activities

Investing activities during the nine months ended September 30, 2020 consisted of $8,044 of equipment purchases, $8,755 of cash paid for patents and $196,997 of capitalized software development costs.

Investing activities during the nine months ended September 30, 2019 consisted of $8,183 of equipment purchases, $10,425 of cash paid for patents and $861,914 of capitalized software development costs.

Financing Activities

Financing activities during the nine months ended September 30, 2020 consisted of $337,394 of payments on notes payable, $920,722 of proceeds from notes payable issued in relation to emergency government funding for COVID-19, $241,700 of net proceeds from the issuance of common stock, and $139,300 from the issuance of related party debt.

Financing activities during the nine months ended September 30, 2019 consisted of net payments of $212,089 on notes payable, $2,500,000 of proceeds from related party notes payable and $2,800,000 of net proceeds from the issuance of common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2020 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Limited Waiver and Amendment No. 2 dated August 7, 2020 to Loan and Security Agreement between Mobivity, Inc., and Wintrust Bank, N.A.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Definition Linkbase Document *
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: November 9, 2020	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Lynn Tiscareno
Lynn Tiscareno
Chief Financial Officer (Principal Accounting Officer)

