Form 10-K
period 2020-12-31
MOBIVITY HOLDINGS CORP.
filed 2021-03-30
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission file number 000-53851

Mobivity Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3133 West Frye Road,  # 215

Chandler,  Arizona 85226

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $26,270,789.

As of March 23, 2021, the registrant had 55,410,695 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2020

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•	Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
•	Measure, predict, and boost guest frequency and spend by channel.
•	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.
•	Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a Software-as-a-Service (“SaaS”) platform, is used by leading brands including Subway, Sonic Drive-In, Chick-fil-A,  Checkers/Rally’s and Circle K’s across more than 40,000 retail locations globally.

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

Recent Developments

We have entered into the following material transactions since January 1, 2019.

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) to one of our directors, in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The Note holder participated in the private placement described below, by settling principal of $2,500,000 and accrued interest under the notes totaling  $82,916,  into 2,582,916 units of our securities.  The remaining 2019 Notes for $1,000,000 aggregated principal were settled with the December 2020 private placement described below.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two- year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.  During the year ended December 31, 2019 we issued 5,382,916 units under this placement, of which 2,582,916 units were issued in connection with a conversion of $2,582,916 of principal and accrued interest under the unsecured promissory Notes described in the preceding paragraph.

Unsecured Promissory Note Investments in 2020

During the year ended December 31, 2020, we issued to one of our directors, unsecured Notes in the principal aggregate amount of $700,000, which are due and payable two years after issuance.  These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum.  The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  We conducted the private placement of our securities in December 2020. The Note holder participated in the warrant exercise described below and settled principal of $1,200,000 of principal under our 2019 and 2020 private placement Notes in addition to accrued interest under the notes totaling $192,208, into 1,113,767 shares of our common stock.  As of December 31, 2020, we have $500,000 as a remaining balance of these 2020 Notes and accrued interest of $8,958.

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

2020 Warrant Exercises

On March 2, 2020 one warrant holder exercised their common stock purchase warrant for 234,500 shares at the exercise price of $1.00 per share, resulting in additional capital of $234,500.  In December, 2020, warrant holders exercised warrants to purchase common stock at $1.25 per share.  At the commencement of the December warrant exercise, there were warrants outstanding that entitled their holders to purchase 2,691,459 shares of our common stock at exercise prices of $1.25 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 2,666,459 shares of our common stock, resulting in additional capital of $3,333,074.  As an inducement for the holder’s exercise of the warrants, we issued the holders 2,666,459 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in December 2023.

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

Our total engineering, research and development expenditures in 2020 and 2019 were $3,535,742 and $3,609,968, respectively.

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

Intellectual Property-

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

As of the date of this report we own eight patents. U.S. Patent numbers 7,991,388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone.

In March 2011, we acquired US Patent number 6,788,769 B1 which covers a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.    The patent expires in March of 2021.

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

•

SMS/MMS and Location-Based Marketing Best Practices and Guidelines. We voluntarily comply with the guidelines of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct, which generally require notice and user consent for delivery of location-based services. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services.

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

•

Data Privacy Acts. Individual states and countries have enacted or are moving forward with privacy compliance rules based on industry and types of data collected, such as the California Consumer Privacy Act (“CCPA”), Nevada’s Senate Bill 220 and the EU’s General Data Protection Regulation (“GDPR”). The acts provide residents the right to know what data is being collected about them and have access to it, whether that information is sold and the ability to refuse that data being sold, as well as the ability to opt out of it’s collection. Penalties for non-compliance vary by state and country, for instance the maximum penalty of the CCPA is $7,500 for intentional violations. The largest financial impact of CCPA on a business is the provisioning of the right of consumers to bring forward lawsuits. These situations may arise from instances where their “non-encrypted or non-redacted personal information” is breached, regardless of the harm done to the data. Under the CCPA, consumers can collect between $100 and $750 for each event. If the damages are greater than $750, then the consumer may receive even more.

Employees

As of March 19, 2021, we had 44 employees, consisting of 23 full-time and one part-time in research and development, 15 full-time in sales and marketing, and five full-time in general and administrative.

Item 1A.    Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2020, we had working capital of $771,834.  While we  believe that our working capital on hand, along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

Our business may be adversely affected by the COVID-19 outbreak. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China.  During 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of COVID-19 intensified. The United States and other countries had a series of lock-downs and self-isolation procedures, which have significantly limited business operations and restricted internal and external meetings. Further, the outbreak and any preventative or protective actions that we or our customers may take in respect of COVID-19 may result in a period of disruption to other work in progress. Our customers’ businesses could be disrupted, and our future costs and potential revenues and technology evaluations could be negatively affected. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.  New information may emerge concerning the severity and variants of COVID-19 along with the development of vaccines and the actions to contain COVID-19 or treat its impact, among others.

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

We currently operate in limited vertical markets. Our customers primarily operate in the quick serve restaurant (“QSR”) industry and we expanded to the convenience store market. Should this industry be impacted by economical or other unforeseen events, it could have a significant negative impact on our financial performance.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have a lease through January 2021 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $20,140.  We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona.  Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period.

We have a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges.

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

Year Ended December 31, 2020	High	Low
Fourth Quarter	$1.85	$0.88
Third Quarter	$0.95	$0.65
Second Quarter	$0.89	$0.56
First Quarter	$1.11	$0.65

Year Ended December 31, 2019	High	Low
Fourth Quarter	$1.04	$0.88
Third Quarter	$1.14	$0.85
Second Quarter	$1.19	$0.79
First Quarter	$1.20	$0.90

Holders of Record

As of March 19, 2021, there were 161 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2020 or 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2020 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2020. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	6,007,552	$1.24	77,463
Equity compensation plans approved by security holders	—	—	—
Total	6,007,552	$1.24	77,463

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•	Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
•	Measure, predict, and boost guest frequency and spend by channel.
•	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.
•	Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a SaaS platform, is used by leading brands including Subway, Sonic Drive-In, Chick-fil-A,  Checkers/Rally’s and Circle K’s across more than 40,000 retail locations globally.

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

Recent Events

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2019, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) to one of our directors in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The Note holder participated in the private placement described below, by settling principal of $2,500,000 and accrued interest under the notes totaling  $82,916,  into 2,582,916 units of our securities.  The remaining 2019 Notes for $1,000,000 aggregated principal were settled with the December of 2020 private placement described below.

2019 Private Placement

In July 2019, we commenced a private placement of 7,000,000 units of our securities, at a price of $1.00 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-half share of our common stock, over a two- year period, at an exercise price of $1.25 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.  During the year ended December 31, 2019 we issued 5,382,916 units under this placement, of which 2,582,916 units were issued in connection with a settlement of $2,582,916 of principal and accrued interest under the unsecured promissory Notes described in the preceding paragraph.

Unsecured Promissory Note Investments in 2020

During the year ended December 31, 2020, we issued to one of our directors, unsecured Notes in the principal aggregate amount of $700,000, which are due and payable two years after issuance.  These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum.  The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  We conducted the private placement of our securities in December 2020. The Note holder participated in the warrant exercise described below and settled principal of $1,200,000 principal under our 2019 and 2020 private placement Notes in addition to accrued interest under the notes totaling $192,208, into 1,113,767 shares of our common stock. As of December 31, 2020, we have $500,000 as a remaining balance of these 2020 Notes and accrued interest of $8,958.

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

2020 Warrant Exercises

On March 2, 2020 one warrant holder exercised their common stock purchase warrant for 234,500 shares at the exercise price of $1.00 per share, resulting in additional capital of $234,500.  In December 2020, we conducted an offer to the holders of our outstanding common stock purchase warrants pursuant to which our warrant holders will be permitted to exercise their warrants at a reduced exercise price for a period expiring on December 18, 2020.  At the commencement of the December warrant offer, there were warrants outstanding that entitled their holders to purchase 2,691,459 shares of our common stock at exercise prices of $1.25 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 2,666,459 shares of our common stock, resulting in additional capital of $3,333,074.  As an inducement for the holders’ exercise of the warrants, we issued the holders 2,666,459 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in December 2023.  The warrant offer was conducted by our management and there were no commissions paid by us in connection with the solicitation.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of POS Data Capture,  Analytics,  Offers and Promotions,  Predictive Offers,  Personalized Receipt Promotions,  Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the twelve months ended December 31, 2020 were $13,255,887, an increase of $3,198,965, or 32%, compared to $10,056,922 for the twelve months ended December 31, 2019. This increase is primarily due to the addition of $3,061,931 of revenue from non-recurring engineering fees paid by a large customer to accelerate expanded capabilities of our Offers and Promotions solution.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2020 was $4,748,444, a decrease of $1,189,854, or 20%, compared to $5,938,298 for the twelve months ended December 31, 2019. This decrease is primarily due to lower MMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company, along with new revenues during the year that yielded higher margin. The gross profit margin was 64% and 41% for the for the twelve months ended December 31, 2020 and 2019, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2020 were $3,917,935, a decrease of $1,670,394, or 30%, compared to $5,588,329 for the twelve months ended December 31, 2019. The decrease in general and administrative expense was primarily due to an decrease in personnel, legal fees related to a one-time non-recurring legal charge incurred in 2019, and stock-based compensation expenses.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2020 were $2,325,709, a decrease of $381,647, or 14%, compared to $2,707,356 for the twelve months ended December 31, 2019. The decrease was primarily due to lower personnel and share based compensation expenses.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2020 were $3,535,742, a decrease of $74,226, or 2%, compared to $3,609,968 for the twelve months ended December 31, 2019. The decrease in engineering, research, and development expense was primarily due to the company proactively reducing vendor costs.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2020 were $674,942, an increase of $74,876, or 12%, compared to $600,066 for the twelve months ended December 31, 2019. This increase is primarily attributable to the increased amortization of our developed and acquired technologies.

Interest Income

Interest income consists of stated interest income on our cash balances.

Interest income for the twelve months ended December 31, 2020 was $1,221, compared to $28,160 for the twelve months ended December 31, 2019.  This decrease of $26,939, or 96%, related to lower earnings on cash positions held throughout the year as compared to the prior year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2020  was  $286,896, an increase of $50,190, or 21%, compared to $236,706 for the twelve months ended December 31, 2019. The increase is primarily attributable to the interest on short- and long-term borrowings during the year.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value.

Loss on disposal of fixed assets for the twelve months ended December 31, 2020  was  $8,808, an increase of 100%, compared to the twelve months ended December 31, 2019.

Impairment on Intangible Assets

Impairment of intangible assets consists of an intangible asset valued at less than its carrying value.

Loss on the impairment of intangible assets for the twelve months ended December 31, 2020  was  $8,886, an increase of 100%, compared to the twelve months ended December 31, 2019.

Loss on Settlement of Debt

Loss on settlement of debt consists of loss recognized with the conversion of related party notes that were converted to equity.

The loss on settlement for the twelve months ended December 31, 2020  was  $668,260, an increase of $435,798, or 187%, compared to $232,462 for the twelve months ended December 31, 2019.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2020 and 2019 was $1 Canadian equals $0.75 and $0.75 U.S. Dollars, respectively.  The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $117 and $6,129 for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have $3,282,820 of cash as of December 31, 2020. We had a net loss of $2.9 million for the year then ended, and we used $1.3 million of cash in our operating activities during 2020.  Based on our projected 2021 results and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and operations, will be sufficient to finance our operations through 2021.

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

Cash Flows

	For the Year Ended
	December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(1,329,111)	$(5,749,595)
Investing activities	(297,195)	(557,233)
Financing activities	4,661,479	6,003,963
Effect of foreign currency translation on cash flow	(25,952)	22,209
Net change in cash	$3,009,221	$(280,656)

Operating Activities

We used cash in operating activities totaling $1,329,111 in 2020 and $5,749,595 in 2019, respectively. The decrease in cash used in operating activities in 2020 compared to 2019 was due primarily to a decrease in net loss by $5,903,577 offset by non-cash adjustments related to contracts receivable of ($572,441) and changes in accounts payable of ($1,321,012).

Investing Activities

Investing activities during 2020 included  $266,365 of capitalized software development costs, $17,505 of purchases related to securing new patents and $13,325 of equipment purchases. Investing activities during 2019 included $539,931 of capitalized software development costs, $5,025 of purchases related to securing new patents, and $12,277 of equipment purchases.

Financing Activities

Financing activities for 2020 include net proceeds from the sale of common stock units of $3,574,775, proceeds from related party notes payable of $700,000 and $920,990 from other notes payable, offset by payments on notes payable of $473,586 and payments of related party notes payable of $60,700. Financing activities for 2019 include net proceeds from the sale of common stock units of $2,800,000, proceeds from related party notes payable of $3,500,000 offset by payments on notes payable of $305,345.

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

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and are collected by credit card or electronic funds transfer. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

During the years ended December 31, 2020 and 2019, two customers accounted for 77% and 70% of our revenues, respectively.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mobivity Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue and Improper Revenue Recognition

As discussed in Note 1, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX

March 30, 2021

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$3,282,820	$273,599
Accounts receivable, net of allowance for doubtful accounts of $33,848 and $88,071, respectively	305,693	614,726
Contracts receivable, current	943,904	526,948
Right to use lease assets	47,038	—
Other current assets	272,736	601,749
Total current assets	4,852,191	2,017,022
Goodwill	496,352	496,352
Right to use lease assets	10,444	260,645
Intangible assets, net	1,368,329	1,762,211
Contracts receivable, long term	1,415,856	1,260,371
Other assets	25,230	67,787
TOTAL ASSETS	$8,168,402	$5,864,388
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,935,411	$3,256,888
Accrued interest	47,316	35,292
Accrued and deferred personnel compensation	224,881	244,953
Deferred revenue and customer deposits	606,597	440,309
Related party notes payable, net - current maturities	80,000	140,700
Notes payable, net - current maturities	561,676	540,576
Operating lease liability	58,173	258,343
Other current liabilities	566,303	308,465
Total current liabilities	4,080,357	5,225,526

Non-current liabilities
Related party notes payable, net - long-term	—	1,000,000
Notes payable, net - long-term	1,499,001	567,529
Operating lease liability	13,296	45,460
Other long-term liabilities	831,535	740,218
Total non-current liabilities	2,343,832	2,353,207
Total liabilities	6,424,189	7,578,733
Commitments and Contingencies (See Note 13)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,410,695 and 51,380,969, shares issued and outstanding	55,411	51,381
Equity payable	100,862	100,862
Additional paid-in capital	101,186,889	94,781,738
Accumulated other comprehensive income (loss)	(23,446)	8,780
Accumulated deficit	(99,575,503)	(96,657,106)
Total stockholders' equity (deficit)	1,744,213	(1,714,345)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,168,402	$5,864,388

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2020	2019
Revenues
Revenues	$13,255,887	$10,056,922
Cost of revenues	4,748,444	5,938,298
Gross profit	8,507,443	4,118,624
Operating expenses
General and administrative	3,917,935	5,588,329
Sales and marketing	2,325,709	2,707,356
Engineering, research, and development	3,535,742	3,609,968
Intangible asset impairment	8,886	—
Depreciation and amortization	674,942	600,066
Total operating expenses	10,463,214	12,505,719
Loss from operations	(1,955,771)	(8,387,095)
Other income/(expense)
Interest income	1,221	28,160
Interest expense	(286,896)	(236,706)
Loss on disposal of fixed assets	(8,808)	—
Loss on settlement of debt	(668,260)	(232,462)
Foreign currency gain (loss)	117	6,129
Total other expense	(962,626)	(434,879)
Loss before income taxes	(2,918,397)	(8,821,974)
Income tax expense	—	—
Net Loss	(2,918,397)	(8,821,974)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(32,226)	4,021
Comprehensive loss	$(2,950,623)	$(8,817,953)
Net loss per share:
Basic and Diluted	$(0.06)	$(0.18)
Weighted average number of shares:
Basic and Diluted	51,575,454	47,720,507

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2018	45,998,053	$45,998	$100,862	$88,008,473	$4,759	$(87,835,132)	$324,960
Issuance of common stock for cash	2,800,000	2,800	—	2,797,200	—	—	2,800,000
Issuance of common stock for debt settlement	2,582,916	2,583	—	2,812,795	—	—	2,815,378
Stock based compensation	—	—	—	1,163,270	—	—	1,163,270
Foreign currency translation adjustment	—	—	—	—	4,021	—	4,021
Net loss	—	—	—	—	—	(8,821,974)	(8,821,974)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for options exercised	1,556,459	1,556	—	1,932,411	—	—	1,933,967
Issuance of common stock for warrants exercised	1,359,500	1,360	—	1,639,448	—	—	1,640,808
Issuance of common stock for debt settlement	1,113,767	1,114	—	2,059,354	—	—	2,060,468
Stock based compensation	—	—	—	773,938	—	—	773,938
Foreign currency translation adjustment	—	—	—	—	(32,226)	—	(32,226)
Net loss	—	—	—	—	—	(2,918,397)	(2,918,397)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(2,918,397)	$(8,821,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25,583	103,284
Loss on settlement of debt	668,260	232,462
Stock-based compensation	773,938	1,163,270
Loss on disposal of fixed assets	8,808	—
Intangible Asset Impairment	8,886	—
Depreciation and amortization expense	696,574	600,066
Increase (decrease) in cash resulting from changes in:
Accounts receivable	282,734	(115,288)
Contracts receivable, current	(416,956)	(51,921)
Other current assets	338,233	569,430
Operating lease assets/liabilities	(33,590)	14,887
Contracts receivable, long-term	(155,485)	516,431
Other assets	14,040	8,615
Accounts payable	(1,321,012)	1,581,238
Accrued interest	204,232	109,041
Accrued and deferred personnel compensation	(20,402)	(106,098)
Other liabilities - non-current	91,317	(31,028)
Other liabilities - current	257,838	(5,178)
Deferred revenue and customer deposits	166,288	(1,516,832)
Net cash used in operating activities	(1,329,111)	(5,749,595)
INVESTING ACTIVITIES
Purchases of equipment	(13,325)	(12,277)
Cash paid for patent	(17,505)	(5,025)
Capitalized software development costs	(266,365)	(539,931)
Net cash used in investing activities	(297,195)	(557,233)
FINANCING ACTIVITIES
Payments on notes payable	(473,586)	(305,345)
Payments on related party notes payable	(60,700)	9,308
Proceeds from notes payable	920,990	—
Proceeds from related party notes payable	700,000	3,500,000
Proceeds from issuance of common stock, net of issuance costs	3,574,775	2,800,000
Net cash provided by financing activities	4,661,479	6,003,963

Effect of foreign currency translation on cash flow	(25,952)	22,209

Net change in cash	3,009,221	(280,656)
Cash at beginning of period	273,599	554,255
Cash at end of period	$3,282,820	$273,599
Supplemental disclosures:
Cash paid during period for:
Interest	$75,464	$210,581
Taxes	$851	$—
Non cash investing and financing activities:
Issuance of common stock for cashless exercise	$—	$—
Issuance of common stock for debt settlement	$1,392,208	$2,582,916
Lease adoption	$—	$538,740

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

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

•	Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
•	Measure, predict, and boost guest frequency and spend by channel.
•	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.
•	Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a SaaS platform, is used by leading brands including Subway, Sonic Drive-In, Chick-fil-A, Checkers/Rally’s and Circle K’s across more than 40,000 retail locations globally.

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

Liquidity

We have $3,282,820 of cash as of December 31, 2020. We had a net loss of $2.9 million for the year then ended, and we used $1.3 million of cash in our operating activities during 2020.  In 2019, we had a net loss of $8.8 million and used $5.7 million of cash in our operating expenses.  Based on our projected results for the 12 month period from the date of this report and, if necessary, our ability to reduce certain variable operating expenses, we believe that our existing capital, and operations, will be sufficient to finance our operations through 2021.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of Mobivity Holdings Corp., and our wholly-owned subsidiary. Intercompany transactions are eliminated.

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

As of December 31, 2020 and 2019, we recorded an allowance for doubtful accounts of $33,848 and $88,071, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2020, we had two customer whose balance represented 75% of total accounts receivable. As of December 31, 2019, we had two customers whose balance represented 53% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2020 and 2019. As a result of these tests, we did not record impairment charges.

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

The Company’s evaluation of its long-lived assets completed resulted in no impairment charges during the years ended December 31, 2020 and December 31, 2019.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $8,886 for the year ended December 30, 2020 and $0 for the year ended December 31, 2019.

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

During the years ended December 31, 2020 and 2019,  two customers accounted for 77% and 70% of our revenues, respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $399,266 and $40,993 for years ended December 31, 2020 and 2019, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $81,852 and $139,392 of expense related to those activities for the years ended December 31, 2020 and 2019, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2020 and 2019 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2020	2019
Outstanding employee options	6,007,552	5,781,884
Outstanding restricted stock units	1,436,728	1,152,248
Outstanding warrants	2,691,459	3,358,459
	10,135,739	10,292,591

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow.    The Company adopted this standard as of January 1, 2019.

2. Acquisitions

We did not have any acquisitions in 2020 or 2019.

3.  Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2020 and 2019:

Goodwill
December 31, 2018	$537,550
Acquired	(41,198)
Impairment	—
December 31, 2019	496,352
Acquired	—
Impairment	—
December 31, 2020	$496,352

We conducted our annual impairment test of goodwill as of December 31, 2020 and 2019, which resulted in no impairment charges.  During the year ended December 31, 2019, there was an adjustment for $41,198 to correct the goodwill recorded related to the acquisition of Belly.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$197,528	$(126,499)	$71,029	14	$183,583	$(113,730)	$69,853	14
Customer and merchant relationships	2,321,112	(1,678,727)	642,385	10	2,321,112	(1,581,876)	739,236	10
Trade name	197,950	(156,506)	41,444	10	197,924	(147,192)	50,732	10
Acquired technology	621,030	(492,539)	128,491	10	684,540	(539,748)	144,792	10
Non-compete agreement	79,299	(34,228)	45,071	2	79,299	(18,368)	60,931	2
	$3,416,919	$(2,488,499)	$928,420		$3,466,458	$(2,400,914)	$1,065,544

During the years ended December 31, 2020 and 2019, we recorded amortization expense related to our intangible assets of $150,701 and $178,653, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2020 and 2019, we recorded no impairment charges related to our intangible assets.

Expected future intangible asset amortization as of December 31, 2020 is as follows:

Year ending December 31,	Amount
2021	$147,992
2022	147,868
2023	145,359
2024	108,763
2025	101,015
Thereafter	277,423
Total	$928,420

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

The following table presents details of our software development costs for the years ended December 31, 2020 and 2019:

December 31, 2020				December 31, 2019
Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,266,272	$(1,826,364)	$439,908	2	$2,245,811	$(1,549,144)	$696,667	2
$2,266,272	$(1,826,364)	$439,908		$2,245,811	$(1,549,144)	$696,667

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2020 and 2019,  we capitalized $266,365 and 539,932 respectively of software development.  We recorded amortization expense for software development costs of $518,087 and $309,736, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2020 and 2019, we recorded impairment charges of $8,886 and $0, respectively related to our software development costs.

The estimated future amortization expense of software development costs as of December 31, 2020 is as follows:

Year ending December 31,	Amount
2021	345,643
2022	94,265
2023	—
2024	—
2025	—
Thereafter	—
Total	$439,908

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2020:

Leases	Classification	Balance at December 31, 2020
Assets
Current
Operating lease assets	Operating lease assets	$47,038
Noncurrent
Operating lease assets	Noncurrent operating lease assets	10,444
Total lease assets		$57,482

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$58,173
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$13,296
Total lease liabilities		$71,469

During the year ended December 31, 2020, we recorded a credit to amortization expense of $17,214 and during the year ended December 31, 2019, we recorded expenses of $4,419 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $317,774 and $320,496 for the years ended December 31, 2020 and 2019, respectively.

We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona.  Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period.  An operating lease asset and liability will be recorded when the lease commences in accordance with ASC 842.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2021	$60,592
2022	13,484
2023	—
2024	—
2025	—
Thereafter	—
Total future lease payments	74,076
Less: imputed interest	(2,607)
Total	$71,469

Weighted Average Remaining Lease Term (years)
Operating leases	0.57

Weighted Average Discount Rate
Operating leases	6.75%

6.   Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2020 and 2019:

Facility	Maturity	Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
BDC Term Loan	October 15, 2021	23.5%	$160,088	$224,307
ACOA Note	February 1, 2024	—	111,430	117,131
Wintrust Bank	November 1, 2021	Prime + 1.5%	366,667	766,667
TD Bank	December 31, 2022	—	31,390	—
Chase Bank	April 10, 2022	1%	891,102	—
Related Party Notes	various	15%	580,000	1,140,700
Total Debt			2,140,677	2,248,805
Less current portion			(641,676)	(681,276)
Long-term debt, net of current portion			$1,499,001	$1,567,529

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2021	$641,676
2022	1,462,121
2023	33,410
2024	3,470
2025	—
Thereafter	—
Total future debt payments	2,140,677

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 CAD in addition to the monthly payment of accrued interest at 23.5%. These payments increased to $10,000 CAD on November 15, 2019, $12,000 CAD on May 15, 2020, and will increase to $14,000 CAD on March 15, 2021 with the final payments of $16,000 CAD on September 15, 2021 and $80,000 CAD on October 15, 2021 in addition to the monthly interest. During the twelve months ended December 31, 2020 we repaid $88,000 CAD of principal.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature without interest and repayments began on June 1, 2016, while the commitments will terminate on February 1, 2024.  The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, and will increase to $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022 and $2,215 CAD during the remaining term of the agreement.  During the twelve months ended December 31, 2020, we repaid $10,485 CAD of principal.  Nine months of payments were voluntarily deferred by ACOA due to COVID-19.

Wintrust Loan

On November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and was interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we made monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank.  Under this agreement, the covenant calculation was amended to calculate covenants under a borrowing base methodology.  The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants, which were waived upon execution of the amendment and there were no defaults after the amendment.  During the twelve months ended December 31, 2020, we repaid $400,000 of principal.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,102, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

TD Bank Loan

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until December 31, 2022. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Related Party Notes

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. During 2019, we repaid $1,000,000 and had $80,000 as a remaining balance of these Notes plus accrued interest.

During the year ended December 31, 2019 we issued unsecured Notes in the principle aggregate amount of $3,500,000, which become due two years after the date of issuance.  These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

On July 2, 2019, $2,500,000 of this Note and the accrued interest of $82,916 was settled into equity and we recorded a loss on conversion of debt of $232,462 for the year ended December 31, 2019. As of December 31, 2019, we had a principal balance of $1,080,000 as a remaining balance of these Notes plus accrued interest.

On February 26, 2020, we issued an unsecured Note in the principle aggregate amount of $200,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On November 18, 2020, we issued two additional unsecured Notes in the principle aggregate amount of $500,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of these Notes and the accrued interest of $192,208 was settled into equity and we recorded a loss on settlement of debt of $668,260 for the year ended December 31, 2020.  In summary, as of December 31, 2020, we have a principal balance of $580,000 and accrued interest of $42,492 outstanding.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Interest expense	$286,896	$236,706
Total interest expense	$286,896	$236,706

7.  Common Stock and Equity Payable

Common Stock

2019

In July 2019, the Company commenced a private placement of its common stock units, with each unit consisting of one share of our common stock and a warrant to purchase to one-half share of our common stock at an exercise price of $1.25 per share at an offering price of $1.00 per unit. As of December 31, 2019, the Company had sold 2,800,000 units of its common stock for gross proceeds of $2,800,000. In addition, the Company issued 2,582,916 units of its common stock associated with the settlement of $2,500,000 of principal, $82,916 of accrued interest, and a loss on settlement of $232,462 (See Note 6).

On December 31, 2019, the Company recorded stock-based compensation expense of $263,378 related to restricted stock units for members of our board of directors.

As of December 31, 2019 we had an equity payable balance of $100,862.

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

In December of 2020, the Company commenced a private placement of its common stock with warrant exercises for one unit of our common stock at an exercise price of $1.25 per share to receive a new warrant to purchase to one share of our common stock at an exercise price of $2.00 per share. As of December 31, 2020, the Company had sold 2,666,459 units of its common stock for gross proceeds of $3,333,074. In addition, the Company issued 1,113,767 units of its common stock associated with the settlement of $1,200,000 of principal, $192,208 of accrued interest, and a loss on settlement of $668,260 (See Note 6).

On December 31, 2020, the Company recorded stock-based compensation expense of $260,003 related to restricted stock units for members of our board of directors.

 As of December 31, 2020 we had an equity payable balance of $100,862.

8.  Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. At December 31, 2020,  3,477,356 shares were authorized under the plans and 33,032,730 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,987,426	$1.16	7.12	$1,215,067
Granted	2,592,500	$1.01	—	$—
Exercised	—	—
Forfeit/canceled	(923,389)	$1.00	—	$—
Expired	(874,653)	$0.93	—	$—
Outstanding at December 31, 2019	5,781,884	$1.15	7.16	$527,868
Granted	1,545,000	$1.19	—	$—
Exercised	(15,000)	$0.48	—	$—
Forfeit/canceled	(814,068)	$0.94	—	$—
Expired	(490,264)	$1.07	—	$—
Outstanding at December 31, 2020	6,007,552	$1.20	6.77	$4,056,639

Expected to vest at December 31, 2020	6,007,552	$1.24	6.77	$4,056,639
Exercisable at December 31, 2020	3,477,356	$1.24	5.15	$2,252,766
Unrecognized expense at December 31, 2020	$1,734,104

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2020, options to purchase 5,990,884 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2020 and 2019 was $0.79 and $0.71, respectively.

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

On January 21, 2019, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of January 21, 2019 of $1.17 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until January 21, 2029.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.75% and an option fair value of $0.88 was $13,239.

On February 12, 2019, the Company granted one employee a total of 150,000 options to purchase shares of the Company common stock at the closing price as of February 12, 2019  of $1.00 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until February 12, 2029.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.79% and an option fair value of $0.75 was $113,046.

On February 18, 2019, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of February 18, 2019  of $1.05 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until February 18, 2029.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.88% and an option fair value of $0.84 was $12,537.

On February 25, 2019, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of February 25, 2019  of $1.00 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until February 25, 2029.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.88% and an option fair value of $0.75 was $37,697.

On March 11, 2019, the Company granted one employee a total of 50,000 options to purchase shares of the Company common stock at the closing price as of March 11, 2019  of $1.00 per share. 775,000 option shares will vest ratably over forty-eight (48) months and are exercisable until March 11, 2029.    500,000 option shares will vest immediately, and 500,000 option shares will vest on May 17, 2023. The total estimated value using the Black-Scholes Model, based on a volatility rate of 90.90% and an option fair value of $0.75 was $37,688.

On May 17, 2019, the Company granted three employees a total of 1,775,000 options to purchase shares of the Company common stock at the closing price as of May 17, 2019  of $1.04 per share. The option  shares will vest ratably over forty-eight (48) months and are exercisable until May 17, 2029.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 80.17% and an option fair value of $0.72 was $1,283,178.

On August 21, 2019, the Company granted four employees a total of 140,000 options to purchase shares of the Company common stock at the closing price as of August 21, 2019  of $0.95 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 21, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 80.17% and an option fair value of $0.65 was $91,537.

On October 21, 2019, the Company granted one employee 150,000 options to purchase shares of the Company common stock at the closing price as of October 21, 2019  of $0.98 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until October 21, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.18% and an option fair value of $0.64 was $96,165.

On November 19, 2019, the Company granted twelve employees a total of 237,500 options to purchase shares of the Company common stock at the closing price as of November 19, 2019  of $0.88 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 19, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 78.70% and an option fair value of $0.60 was $142,409.

2020

On March 24, 2020, the Company granted one employee a total of 15,000 options to purchase shares of the Company common stock at the closing price as of March 24, 2020 of $0.65 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 24, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 77.56% and an option fair value of $0.43 was $6,472.

On April 6, 2020, the Company granted four employees a total of 700,000 options to purchase shares of the Company common stock at the closing price as of April 6, 2020 of $0.70 per share. 500,000 option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until April 6, 2030. 200,000 option shares will vest ratably over forty-eight (48) months and are exercisable until April 6, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 78.21% and an option fair value of $0.47 was $326,752.

On November 5, 2020, the Company granted one employee a total of 20,000 options to purchase shares of the Company common stock at the closing price as of November 5, 2020 of $0.96 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until November 5, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 77.36% and an option fair value of $0.63 was $12,689.

On December 7, 2020, the Company granted one employee a total of 600,000 options to purchase shares of the Company common stock at the closing price as of December 7, 2020 of $1.55 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until December 7, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 77.35% and an option fair value of $1.03 was $615,495.

On December 17, 2020, the Company granted six employees a total of 210,000 options to purchase shares of the Company common stock at the closing price as of December 17, 2020 of $1.83 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until December 17, 2030. The total estimated value using the Black-Scholes Model, based on a volatility rate of 77.41% and an option fair value of $1.21 was $254,373.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended
	December 31,
	2020	2019
General and administrative	$267,306	$670,188
Sales and marketing	75,235	74,229
Engineering, research, and development	171,394	155,475
	$513,935	$899,892

As of December 31, 2020, there was approximately $1,734,104 of unearned stock-based compensation that will be expensed from 2021 through 2025. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
Risk-free interest rate	0.42% to 0.58%	1.49% to 2.65%
Expected life (years)	6.00	6.06
Expected dividend yield	—	—
Expected volatility	77.36% to 78.21%	74.18% to 90.90%

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

The expected volatility in 2020 and 2019 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	662,800	$0.72	0.70	$795,360
Awarded	489,448	$1.04	—	$325,044
Released	—	$—	—	$—
Canceled/forfeited/expired	—	$—	—	$—
Outstanding at December 31, 2019	1,152,248	$0.86	—	$1,120,404
Awarded	284,480	$0.91	—	$60,003
Released	—	$—	—	$—
Canceled/forfeited/expired	—	$—	—	$—
Outstanding at December 31, 2020	1,436,728	$0.86	—	$1,180,407

Vested at December 31, 2020	1,436,728	$—	—	$2,428,070
Unvested at December 31, 2020	—	$—	—	$—
Unrecognized expense at December 31, 2020	$—

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

On December 31, 2019, the Company granted four independent directors a total of 195,000 restricted stock units. The units were valued at $195,000 or $1.00 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) December 31, 2022, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

2020

On March 24, 2020, the Company issued to four independent directors a total of 100,000 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the first quarter of 2020. The units were valued at $65,000 or $0.65 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 24, 2023, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On August 7, 2020, the Company granted four independent directors a total of 81,252 restricted stock units. The units were valued at $65,000 or $0.80 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) August 7, 2023, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On November 5, 2020, the Company granted four independent directors a total of 67,708 restricted stock units. The units were valued at $65,000 or $0.96 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) November 5, 2023, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 17, 2020, the Company granted four independent directors a total of 35,520 restricted stock units. The units were valued at $65,000 or $1.83 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) December 17, 2023, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the twelve months ended December 31, 2020 and 2019, the company recorded $260,003 and $263,378, respectively, in restricted stock units as board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2020 and 2019 was as follows:

	Years Ended
	December 31,
	2020	2019
General and administrative	$260,003	$263,378
	$260,003	$263,378

9.  Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	2,112,060	$1.19	1.17
Granted	2,691,459	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(1,445,060)	$—	—
Outstanding at December 31, 2019	3,358,459	$1.23	1.27
Granted	2,666,459	$—	—
Exercised	(2,900,959)	$—	—
Canceled/forfeited/expired	(432,500)	$—	—
Outstanding at December 31, 2020	2,691,459	$1.99	2.94

We did not  record any stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively in connection with the exercise of investor-based warrants.

Warrants Exercised in 2020

On March 2, 2020 one warrant holder exercised their common stock purchase warrant for 234,500 shares at the exercise price of $1.00 per share, resulting in additional capital of $234,500.  In December 2020, warrant holders exercised warrants to purchase common stock at $1.25 per share.  At the commencement of the December warrant exercise, there were warrants outstanding that entitled their holders to purchase 2,691,459 shares of our common stock at exercise prices of $1.25 per share.  Pursuant to the offer, warrant holders exercised warrants to purchase 2,666,459 shares of our common stock, resulting in additional capital of $3,333,074.  As part of the exercise, 2,666,459 new warrants were issued to purchase common stock at $2.00 per share within three years.

10.  Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted and signed into law in response to the market volatility and instability resulting from the COVID-19 pandemic. It includes a significant number of tax provisions and lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the 2017 Act). The changes are mainly related to: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; (4) employee retention credit; and (5) the realization of corporate alternative minimum tax credits. The Company does not anticipate the application of the CARES Act provisions to materially impact the overall Consolidated Financial Statements.

For the years ended December 31, 2020 and 2019 the provisions for income taxes were as follows:

	2020	2019
Federal – current	$—	$—
State – current	—	—
Foreign – current	—	—
Total	$—	$—

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,881,000	$14,136,000
Stock based compensation	4,094,000	3,877,000
Accrued compensation	19,000	34,000
Depreciation and amortization	3,867,000	4,241,000
Other	—	5,000
Total deferred tax assets	22,861,000	22,293,000
Valuation allowance for net deferred tax assets	(22,861,000)	(22,293,000)
Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2020 and 2019 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of approximately $568,000. The net change in the total valuation allowance for the year ended December 31, 2019 was an increase of approximately $2,326,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2020, the Company has available net operating loss carryforwards of approximately $53,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $53,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Computed expected tax expense	$(613,000)	$(1,853,000)
State taxes, net of federal benefit	(141,000)	(581,000)
Expiration of NOL carryforwards	44,000	44,000
Other	142,000	64,000
Change in valuation allowance	568,000	2,326,000
Total	$—	$—

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2020,  no accrued interest or penalties are recorded in the financial statements.

11.  Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,368,329	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,762,211	$—

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

Operating Lease

As described in Note 6, the Company has a lease through January 2021 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $20,140.    As of December 31, 2020, we have an operating lease asset balance for this lease of $17,449 and an operating lease liability balance for this lease of $20,028 recorded in accordance with ASC 842.

We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona.  Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period.  An operating lease asset and liability will be recorded when the lease commences in accordance with ASC 842.

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges. As of December 31, 2020, we have an  operating lease asset balance for this lease of $17,449 and an operating lease liability balance for this lease of $20,028 recorded in accordance with ASC 842.

13.  Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2020 and 2019, the Company made no contributions to the Plan.

14.  Related Party Transactions

Unsecured Promissory Note Investments in 2019

During the year ended December 31, 2018, we commenced an offer to certain investors, officers and directors of the Company  Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”). In 2019, we issued to one of our directors, unsecured Notes in the principal aggregate amount of $3,500,000, which are due and payable two years after issuance. These notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in July 2019. The Note holder participated in the private placement by settling principal of $2,500,000 and accrued interest under the notes totaling $82,916,  for 2,582,916 units of our securities.    The remaining 2019 Notes for $1,000,000 aggregated principal were settled with the December of 2020 private placement. As of December 31, 2020, we have $80,000 as a remaining balance of these Notes and accrued interest of $33,533.

Unsecured Promissory Note Investments in 2020

On February 26, 2020, we issued an unsecured Note in the principle aggregate amount of $200,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On November 18, 2020, we issued two additional unsecured Notes in the principle aggregate amount of $500,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of these Notes and the accrued interest of $192,208 was settled into equity and we recorded a loss on settlement of debt of $668,260 for the year ended December 31, 2020.  In summary, as of December 31, 2020, we have a principal balance of $580,000 and accrued interest of $42,492 outstanding.

15. Subsequent Events

Office Relocation

We have entered into a six-year office lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona.  Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period.

Intellectual Property

U.S. Patent number 10,949,868 B1 was granted on March 16, 2021.  This patent covers the single use of electronic retailer coupons and referral program.  The method and system prevents fraud, is specific to geolocation and provides an audit trail of the customer, cashier and marketing platform.  A user can also earn a subsequent coupon by referring a friend.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 19, 2021:

Name	Age	Position
Dennis Becker	47	Chief Executive Officer and Chairman of the Board
Lisa Brennan	55	Chief Financial Officer
John Harris	72	Lead Director and Chairman of Compensation Committee
Philip Guarascio	79	Chairman of Governance and Nominating Committee and Director
Doug Schneider	58	Director
Tom Akin	68	Chairman of Audit Committee and Director

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

Lisa Brennan - Chief Financial Officer

On December 7, 2020, the board of directors of the Company appointed Lisa Brennan to serve as Chief Financial Officer of the Company. Ms. Brennan has over 25 years of executive financial management experience with both public and private companies.  Ms. Brennan was most recently the CFO of Network Group, LLC, a co-working company.  Previously, Ms. Brennan was the CFO and VP Financial Planning at Merchant Customer Exchange “MCX”, a mobile payment technology business, culminating in the company’s acquisition by JPMorgan Chase.  Ms. Brennan holds a BA, Summa Cum Laude, in Mathematics and Economics from Wellesley College, MS in mathematics from Brandeis University, and an MBA from the Massachusetts Institute of Technology Sloan School of Business.

Ms.  Brennan is the daughter of Philip Guarascio, a member of our Board of Directors.  Ms. Brennan has extensive knowledge of Generally Accepted Accounting Principles and preparation of financial statements for a publicly traded company. As a result of these and other professional qualifications, we have concluded that Ms.  Brennan is qualified to serve as an officer.

John Harris – Non-Executive Chairman and Chairman of Compensation Committee

Mr. Harris has been a director since January 2011. Mr. Harris has served as an operating partner with Glendon Todd Capital, a Dallas based private equity firm from February 2011 to February 2015. From 2010 to 2012 Mr. Harris was CEO and investor with Chemical Information Services, a leading provider of database services to the chemical and pharmaceutical industries. From 2006 to 2009, Mr. Harris was President and CEO of eTelecare Global Solutions; a business process outsourcing (“BPO”) company delivering technical support, sales, and customer care services to the Fortune 1000 market. In that capacity, he successfully led the company’s IPO, privatization and ultimate merger in 2009 that created a $1 billion BPO services company. Previously, Mr. Harris served in various executive level positions with Electronic Data Systems over a 25-year period. Mr. Harris graduated from the University of West Georgia with a BBA and MBA and is on the Board of Advisors to the Richardson School of Business. He has held board positions with a number of public and private telecommunications and technology services companies, and he currently sits on the board of The Hackett Group and is the head of their compensation committee.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2020, our audit committee was comprised of Thomas Akin, John Harris, and Doug Schneider. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2020, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2020, our governance and nominating committee was comprised of Phil Guarscio, John Harris and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11.  Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2020 and 2019. In reviewing the table, please note that:

•	Lynn Tiscareno served as our Chief Financial Officer from August 2019 to December 6, 2020; and
•	Lisa Brennan has served as our Chief Financial Officer since December 7, 2020.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2020	$296,646	$—	$—	$—	$—	$296,646
	2019	$310,000	$—	$—	$—	$—	$310,000
Lisa Brennan, CFO	2020	$12,981	$—	$—	$615,495	$—	$628,476
	2019	$—	$—	$—	$—	$—	$—
Lynn Tiscareno, former CFO	2020	$177,877	$—	$—	$95,358	$—	$273,235
	2019	$94,538	$—	$—	$65,384	$—	$159,922

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

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2020, including the value of the options awards.

Outstanding Equity Awards at December 31, 2020*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	—	$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	—	$1.80	6/17/2023
Dennis Becker, CEO & Chairman	895,834	104,166	$0.60	5/15/2027
Dennis Becker, CEO & Chairman	500,000	500,000	$1.04	5/17/2029
Lisa Brennan, CFO	—	600,000	$1.55	12/7/2030

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

On June 17, 2013, the Company granted Mr. Becker an option to purchase 1,251,978 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.80 per share, representing the closing price of the Company’s common stock on June 17, 2013.  The options vested and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.

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

On May 15, 2017, the Company granted Mr. Becker an option to purchase 1,000,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $0.60 per share, representing the closing price of the Company’s common stock on May 15, 2017.  The options will vest and first become exercisable at the rate of 25% vesting after 1 year from date of grant and 1/36 per month afterwards.

On May 17, 2019, the Company granted Mr. Becker an option to purchase 1,000,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.04 per share, representing the closing price of the Company’s common stock on May 17, 2019.  500,000 options vested immediately, and 500,000 options will vest and first become exercisable on May 17, 2023.  Mr. Becker’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

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

Lisa Brennan

On December 7, 2020, we appointed Lisa Brennan as Chief Financial Officer.  In connection with the appointment, the Company entered into an employment agreement dated December 7, 2020 with Ms.  Brennan.

Pursuant to her employment agreement, the Company agreed to pay Ms. Brennan an annual base salary of $225,000, subject to annual review by the board.  Ms. Brennan will be eligible for annual performance bonuses of up to 30% of her base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board.  Also pursuant to her employment agreement with the Company, Ms. Brennan is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of Company.  Ms. Brennan’s employment agreement contains standard provisions concerning noncompetition, nondisclosure, and indemnification.

Pursuant to Ms. Brennan’s employment agreement, the Company has granted Ms. Brennan an option to purchase 600,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.55 per share, representing the closing price of the Company’s common stock on December 7, 2020.  The options will vest and first become exercisable at the rate of 1/48th per month over a 48-month period commencing on the date of grant.  Ms. Brennan’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

In the event Ms. Brennan’s employment with the Company is terminated by the Company without cause, the Company shall pay Ms. Brennan, in addition to all other amounts then due and payable, three  (3) additional monthly installments of her base salary.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

2020 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$—	$—	$—	$—	$—	$65,000
John Harris	$65,000	$—	$—	$—	$—	$—	$65,000
Thomas Akin	$65,000	$—	$—	$—	$—	$—	$65,000
Phil Guarascio	$65,000	$—	$—	$—	$—	$—	$65,000

The Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 19, 2021, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 19, 2021. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 3133 W. Frye Road, Chandler, AZ 85226.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Dennis Becker (2)	3,043,981	5%
Lisa Brennan (3)	—	—
Doug Schneider (4)	496,805	1%
John Harris (5)	532,575	1%
Phil Guarascio (6)	444,678	1%
Thomas Akin (7)	16,190,620	29%
Executive Officers and Directors as a Group (six persons)	20,708,659	37%

5% Beneficial Owners
Bruce Terker	6,361,082	11%
Cornelis F. Wit	3,700,141	7%

(1)Applicable percentage of ownership is based upon 55,410,695 shares of common stock outstanding as of March 19, 2021.

(2)Includes 2,851,978 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 19, 2021.

(3)Includes no shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 19, 2021.

(4)Includes 356,490 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 19, 2021. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(5)Includes 406,743 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 19, 2021.

(6)Includes 367,681 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 19, 2021.

 (7)Includes 7,423,232 shares of Common Stock owned of record by Talkot Fund, L.P., 305,814 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 19, 2021 and 1,541,459 of stock warrants to purchase Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company.  Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.  The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. During 2019, we repaid $1,000,000 and had $80,000 as a remaining balance of these Notes plus accrued interest.

During the year ended December 31, 2019 we issued unsecured Notes in the principle aggregate amount of $3,500,000, which become due two years after the date of issuance.  These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty.

On July 2, 2019, $2,500,000 of this Note and the accrued interest of $82,916 was settled into equity and we recorded a loss on conversion of debt of $232,462 for the year ended December 31, 2019. As of December 31, 2019, we had a principal balance of $1,080,000 as a remaining balance of these Notes plus accrued interest.

On February 26, 2020, we issued an unsecured Note in the principle aggregate amount of $200,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On November 18, 2020, we issued two additional unsecured Notes in the principle aggregate amount of $500,000, which becomes due two years after the date of issuance. This Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of these Notes and the accrued interest of $192,208 was settled into equity and we recorded a loss on conversion of debt of $668,260 for the year ended December 31, 2020.  In summary, as of December 31, 2020, we have a principal balance of $580,000 and accrued interest of $42,492 outstanding.

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

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2020 and 2019 by M&K CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2020	2019
Audit Fees	$56,000	$82,400
Audit-Related Fees	31,500	31,650
Tax Fees	5,574	9,006
All Other Fees	—	—
Total Fees	$93,074	$123,056

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

(a)(3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Bylaws (2)
3.4	Articles of Merger filed August 6, 2012 (4)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (6)
4.1	Description of Capital Stock*
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (3)**
10.2	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (5) **
10.3	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank (6)
10.4	Employment Agreement dated December 7, 2020 with Lisa Brennan* **
21.1	List of Subsidiaries (6)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 15, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2021	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	March 30, 2021

/s/ Lisa Brennan	Chief Financial Officer	March 30, 2021

/s/ Philip Guarascio	Director	March 30, 2021

/s/ John Harris	Director	March 30, 2021

/s/ Doug Schneider	Director	March 30, 2021

/s/ Thomas Akin	Director	March 30, 2021