Form 10-Q
period 2021-03-31
MOBIVITY HOLDINGS CORP.
filed 2021-05-13
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(Registrant’s Telephone Number)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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

As of May 7, 2021, the registrant had 55,410,695 shares of common stock, par value $0.001, of the registrant issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,027,208	$3,282,820
Accounts receivable, net of allowance for doubtful accounts of $31,432 and $33,848, respectively	1,365,755	305,693
Contracts receivable, current	943,904	943,904
Right to use lease assets	218,161	47,038
Other current assets	342,355	272,736
Total current assets	3,897,383	4,852,191
Goodwill	496,352	496,352
Right to use lease assets	1,132,317	10,444
Intangible assets, net	1,275,418	1,368,329
Contracts receivable, long term	1,179,880	1,415,856
Other assets	314,705	25,230
TOTAL ASSETS	$8,296,055	$8,168,402
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,243,811	$1,935,411
Accrued interest	31,541	47,316
Accrued and deferred personnel compensation	473,921	224,881
Deferred revenue and customer deposits	640,181	606,597
Related party notes payable	—	80,000
Notes payable, net - current maturities	432,237	561,676
Operating lease liability	125,670	58,173
Other current liabilities	530,174	566,303
Total current liabilities	4,477,535	4,080,357

Non-current liabilities
Related party notes payable, net - long term	500,000	—
Notes payable, net - long term	990,759	1,499,001
Operating lease liability	1,365,431	13,296
Other long term liabilities	692,945	831,535
Total non-current liabilities	3,549,135	2,343,832
Total liabilities	8,026,670	6,424,189

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,410,695 and 55,410,695, shares issued and outstanding	55,411	55,411
Equity payable	100,862	100,862
Additional paid-in capital	101,415,512	101,186,889
Accumulated other comprehensive income (loss)	(33,124)	(23,446)
Accumulated deficit	(101,269,276)	(99,575,503)
Total stockholders' equity (deficit)	269,385	1,744,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,296,055	$8,168,402

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended
	March 31,
	2021	2020
Revenues
Revenues	$2,457,590	$4,549,992
Cost of revenues	1,041,795	1,584,402
Gross profit	1,415,795	2,965,590

Operating expenses
General and administrative	1,289,370	1,246,794
Sales and marketing	896,750	807,999
Engineering, research, and development	723,950	1,677,442
Impairment of intangible asset	8,286	—
Depreciation and amortization	158,227	173,937
Total operating expenses	3,076,583	3,906,172

Loss from operations	(1,660,788)	(940,582)

Other income/(expense)
Interest income	5	837
Interest expense	(32,516)	(77,189)
Foreign currency gain (loss)	(474)	1,155
Total other income/(expense)	(32,985)	(75,197)
Loss before income taxes	(1,693,773)	(1,015,779)
Income tax expense	—	—
Net loss per share:	(1,693,773)	(1,015,779)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(9,678)	(13,081)
Comprehensive loss	$(1,703,451)	$(1,028,860)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.02)
Weighted average number of shares:
Basic and Diluted	55,410,695	51,435,084

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for warrants conversion	234,500	235	—	234,265	—	—	234,500
Stock based compensation	—	—	—	199,213	—	—	199,213
Foreign currency translation adjustment	—	—	—	—	(13,081)	—	(13,081)
Net loss	—	—	—	—	—	(1,015,779)	(1,015,779)
Balance, March 31, 2020	51,615,469	51,616	100,862	95,215,216	(4,301)	(97,672,885)	(2,309,492)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Stock based compensation	—	—	—	228,623	—	—	228,623
Foreign currency translation adjustment	—	—	—	—	(9,678)	—	(9,678)
Net loss	—	—	—	—	—	(1,693,773)	(1,693,773)
Balance, March 31, 2021	55,410,695	$55,411	$100,862	$101,415,512	$(33,124)	$(101,269,276)	$269,385

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(1,693,773)	$(1,015,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	11,297	43,607
Stock-based compensation	228,623	199,213
Intangible asset impairment	8,286	—
Depreciation and amortization expense	141,591	173,937
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,071,359)	(402,641)
Contracts receivable, current	—	(164,387)
Other current assets	(70,901)	76,665
Operating lease assets/liabilities	16,636	(11,730)
Contracts receivable, long-term	235,976	(356,330)
Other assets	(108,652)	(429)
Accounts payable	308,399	367,565
Accrued interest	(15,775)	51,041
Accrued and deferred personnel compensation	248,828	159,357
Other liabilities - non-current	(138,589)	—
Other liabilities - current	(36,130)	(36,368)
Deferred revenue and customer deposits	33,584	576,371
Net cash used in operating activities	(1,901,959)	(339,908)

INVESTING ACTIVITIES
Purchases of equipment	(75,852)	(4,907)
Capitalized software development costs	(50,588)	(15,592)
Net cash used in investing activities	(126,440)	(20,499)

FINANCING ACTIVITIES
Payments on notes payable	(141,058)	(122,743)
Payments on related party notes payable	(80,000)	—
Proceeds from related party notes payable	—	202,596
Proceeds from conversion of common stock warrants	—	234,500
Net cash provided by (used in) financing activities	(221,058)	314,353

Effect of foreign currency translation on cash flow	(6,155)	(19,328)

Net change in cash	(2,255,612)	(65,382)
Cash at beginning of period	3,282,820	273,599
Cash at end of period	$1,027,208	$208,217
Supplemental disclosures:
Cash paid during period for:
Interest	$29,541	$26,096
Non-cash investing and financing activities:
Fixed assets contributed by lessor	$110,000	$—
Initial non asset and lease liability	$1,458,527	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

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

As of March 31, 2021, and December 31, 2020, we recorded an allowance for doubtful accounts of $31,432 and $33,848, respectively.

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

We determine revenue recognition under ASC 606 through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	identification of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

During the three months ended March 31, 2021 and 2020,  two customers accounted for 64% and 81% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three months ended March 31, 2021 and 2020, the comprehensive loss was $1,703,451 and $1,028,860, respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2021 and 2020, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2021 and December 31, 2020 was $496,352.

The following table presents details of our purchased intangible assets as of March 31, 2021 and December 31, 2020:

Intangible assets

	Balance at December 31, 2020	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2021
Patents and trademarks	$71,029	$—	$(8,286)	$(1,481)	$1	$61,263
Customer and merchant relationships	642,385	—	—	(24,213)	—	618,172
Trade name	41,444	—	—	(2,270)	—	39,174
Acquired technology	128,491	—	—	(4,075)	—	124,416
Non-compete agreements	45,071	—	—	(3,965)	—	41,106
	$928,420	$—	$(8,286)	$(36,004)	$1	$884,131

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $36,004 and $37,677 for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2021 is as follows:

Year ending December 31,	Amount
2021	$111,085
2022	148,114
2023	145,606
2024	109,009
2025	101,261
Thereafter	269,056
Total	$884,131

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

The following table presents details of our software development costs as of March 31, 2021 and December 31, 2020:

	Balance at December 31, 2020	Additions	Amortization	Balance at March 31, 2021
Software Development Costs	$439,908	$50,588	$(99,209)	$391,287
	$439,908	$50,588	$(99,209)	$391,287

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $99,209 and $130,212 for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense of software development costs as of March 31, 2021 is as follows:

Year ending December 31,	Amount
2021	$265,402
2022	119,555
2023	6,330
2024	—
2025	—
Thereafter	—
Total	$391,287

5. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021 for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period and a deposit for $110,000 was required. As of March 31, 2021, we have an operating lease asset balance for this lease of $1,317,604 and an operating lease liability balance for this lease of $1,448,956 recorded in accordance with ASC 842.  The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement.

The following are additional details related to leases recorded on our balance sheet as of March 31, 2021:

Leases	Classification	Balance at March 31, 2021
Assets
Current
Operating lease assets	Operating lease assets	$218,161
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$1,132,317
Total lease assets		$1,350,478

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$125,670
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,365,431
Total lease liabilities		$1,491,101

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2021	$147,125
2022	318,055
2023	324,221
2024	330,894
2025	337,568
Thereafter	372,974
Total future lease payments	1,830,837
Less: imputed interest	(339,736)
Total	$1,491,101

Weighted Average Remaining Lease Term (years)
Operating leases	5.6

Weighted Average Discount Rate
Operating leases	6.75%

6. Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2021 and December 31, 2020:

Facility	Maturity	Interest Rate	Balance at March 31, 2021	Balance at December 31, 2020
BDC Term Loan	October 15, 2021	23.5%	$131,821	$160,088
ACOA Note	February 1, 2024	—	101,641	111,430
Wintrust Bank	November 14, 2021	Prime + 1.5%	266,667	366,667
TD Bank	December 31, 2022	—	31,764	31,390
Chase Bank	April 10, 2022	1%	891,103	891,102
Related Party Note	various	15%	500,000	580,000
Total Debt			1,922,996	2,140,677
Less current portion			(432,237)	(641,676)
Long-term debt, net of current portion			$1,490,759	$1,499,001

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 CAD in addition to the monthly payment of accrued interest. These payments will increase to $10,000 CAD on November 15, 2019, $12,000 CAD on September 15, 2020, $14,000 CAD on March 15, 2021, and $16,000 CAD on September 15, 2021 in addition to the monthly interest. During the three months ended March 31, 2021 we repaid $30,004 USD of principal.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021,  $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement.  Payments from April-December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the three months ended March 31, 2021 we repaid $11,054 USD of principal.

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

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants which were waived upon execution of the amendment and the Company has not committed any defaults under loan agreement subsequent to the amendment. During the three months ended March 31, 2021 we repaid $100,000 of principal.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of ten months after the 24 week usage period, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

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

On November 18, 2020, we issued two additional unsecured Notes in the principle aggregate amount of $500,000, which becomes due two years after the date of issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay these Notes without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of these Notes and the accrued interest of $192,208 was settled into equity. We recorded a loss on settlement of debt of $668,260 for the year ended December 31, 2020.

On January 25, 2021, we repaid $65,000 for an unsecured Note.  On January 27, 2021, we repaid the remaining $15,000 of the unsecured Note and accrued interest of $34,379.

As of March 31, 2021, we have a principal balance remaining of $500,000 and accrued interest of $27,708 outstanding.

Interest Expense

Interest expense was $32,516 and $77,189 during the three months ended March 31 2021 and 2020, respectively.

7. Stockholders’ Equity

Common Stock

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

During 2020, the Company recorded stock-based compensation expense of $260,003 related to restricted stock units for members of our board of directors.

As of December 31, 2020 we had an equity payable balance of $100,862.

2021

On March 31, 2021, the Company recorded stock-based compensation expense of $65,002 related to restricted stock units for members of our board of directors.  In addition, we also recorded $3,694 of stock-based compensation expense related to restricted stock units as employee compensation.

As of March 31, 2021 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2020 and for the three months ended March 31, 2021:

Options
Outstanding at December 31, 2019	5,781,884
Granted	1,545,000
Exercised	(15,000)
Forfeit/canceled	(814,068)
Expired	(490,264)
Outstanding at December 31, 2020	6,007,552
Granted	67,500
Exercised	—
Forfeit/canceled	(70,156)
Expired	(89,836)
Outstanding at March 31, 2021	5,915,060

The weighted average exercise price of stock options granted during the period was $1.80 and the related weighted average grant date fair value was $1.16 per share.

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

2021

On March 26, 2021, the Company granted five employees a total of 67,500 options to purchase shares of the Company common stock at the closing price as of March 26, 2021 of $1.80 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 26, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.97% and an option fair value of $1.16 was $78,492.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$84,130	$78,549
Sales and marketing	32,745	13,677
Engineering, research, and development	43,052	41,987
	$159,927	$134,213

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	1.01%	0.58%
Expected life (years)	6.00	6.00
Expected dividend yield	—%	—%
Expected volatility	73.97%	77.57%

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

The expected volatility in 2021 and 2020 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2020 and for the three months ended March 31, 2021:

Shares
Outstanding at December 31, 2019	1,152,248
Awarded	284,480
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2020	1,436,728
Awarded	536,112
Released	—
Canceled/forfeited/expired	—
Outstanding at March 31, 2021	1,972,840

Expected to vest at March 31, 2021	1,972,840
Vested at March 31, 2021	1,472,840
Unvested at March 31, 2021	—
Unrecognized expense at March 31, 2021	$—

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

In the twelve months ended December 31, 2020, the company recorded $260,003 in restricted stock units as board compensation.

2021

On March 26, 2021, the Company issued to four independent directors a total of 36,112 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the first quarter of 2021. The units were valued at $65,002 or $1.80 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 26, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On March 26, 2021, the Company granted to one employee 1,000,000 restricted shares of the Company’s Common Stock at the closing price as of March 26, 2021 of $1.80 per share.  The restricted stock will vest as follows (a) 50% of the restricted shares will vest ratably over forty-eight (48) months; (b) 15% of the restricted shares will vest upon the Company achieving $25,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing twelve months following the end of a reporting quarter; (c) the final 35% of the restricted shares will vest upon the Company achieving $50,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing twelve months following the end of a reporting quarter.  Vesting is dependent on the employee’s continued employment with the Company.  All of the 1,000,000 restricted shares will include a single trigger accelerated vesting should the Company undergo a change of control after August 1, 2021.  If the Company undergoes a change of control prior to August 1, 2021, 300,000 of the restricted shares would be eligible for single trigger accelerated vesting.

In the three months ended March 31, 2021, the company recorded $65,002 in restricted stock units as board compensation and $3,694 as employee compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$65,002	$65,000
Sales and marketing	$3,694	$—
	$68,696	$65,000

As of March 31, 2021, there was no unearned restricted stock unit compensation.

Warrants

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

2021

As of March 31, 2021, we have outstanding warrants to purchase 25,000 shares of Common Stock at $1.25 per share in addition to warrants to purchase 2,666,459 shares of common stock at $2.00 per share. These warrants expire in 2021 and 2023, respectively.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,275,418	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,368,329	$—

9. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period. As of March 31, 2021, we have an operating lease asset balance for this lease of $1,317,604 and an operating lease liability balance for this lease of $1,448,956 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of March 31, 2021, we have an operating lease asset balance for this lease of $32,874 and an operating lease liability balance for this lease of $42,145 recorded in accordance with ASC 842.

10. Related Party Transactions

Unsecured Promissory Note Investments

2020

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

On November 18, 2020, we issued two additional unsecured Notes in the principle aggregate amount of $500,000, which becomes due two years after the date of issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay these Notes without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of these Notes and the accrued interest of $192,208 was settled into equity. We recorded a loss on settlement of debt of $668,260 for the year ended December 31, 2020.

2021

On January 25, 2021, we repaid $65,000 for an unsecured Note.  On January 27, 2021, we repaid the remaining $15,000 of the unsecured Note and accrued interest of $34,379.

As of March 31, 2021, we have a principal balance remaining of $500,000 and accrued interest of $27,708 outstanding.

11. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2020 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Recent Events

Unsecured Promissory Note Investments in 2021

On January 25, 2021, we repaid $65,000 for an unsecured Note.  On January 27, 2021, we repaid the remaining $15,000 of the unsecured Note and accrued interest of $34,379.  As of March 31, 2021, we have a principal balance remaining from the Notes of $500,000 and accrued interest of $27,708 outstanding.

Office Relocation

We entered into a six-year office lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona.  Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733.  The first twelve months of the lease includes a 50% abatement period.

Intellectual Property

U.S. Patent number 10,949,868 B1 was granted on March 16, 2021.  This patent covers the single use of electronic retailer coupons and referral program.  The method and system prevents fraud, is specific to geolocation and provides an audit trail of the customer, cashier and marketing platform.  A user can also earn a subsequent coupon by referring a friend.

US Patent number 6,788,769 B1 expired in March of 2021.  This patent covered a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

Results of Operations

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended March 31, 2021 were $2,457,590 a decrease of $2,092,402, or 46% compared to the same period in 2020. This decrease is primarily due to the January of 2020 execution of a contract that recognized revenue of $1,280,369 during the three months ended March 31, 2020.  In addition, the three months ended March 31, 2021 had a reduction of SMS messaging volume.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, messaging related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2021 was $1,041,795, a decrease of $542,607, or 34%, compared to the same period in 2020. This decrease is primarily due to lower SMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $42,576, or 3%, to $1,289,370 during the three months ended March 31, 2021 compared to $1,246,794 for the same period in 2020. The increase in general and administrative expense was due to legal fees and TCPA settlements.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Sales and marketing expenses increased $88,751, or 11%, to $896,750 during the three months ended March 31, 2021 compared to $807,999 for the same period in 2020. The increase was primarily due to higher personnel costs, share based compensation expenses, and direct marketing activities offset by a decrease in trade show expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $953,492 or 57%, to $723,950 during the three months ended March 31, 2021 compared to $1,677,442 for the same period in 2020.  This decrease is primarily due to the reduction of expenses for $683,687 related to a new contract in the previous year.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets increased $8,286 or 100% for the three months ended March 31, 2021 compared to the same period in 2020.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets. Depreciation and amortization expense decreased $15,710 or 9%, during the three months ended March 31, 2021 compared to the same period in 2020. This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income decreased $832, or 99%, during the three months ended March 31, 2021 compared to the same period in 2020.   This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $44,673, or 58%, during the three months ended March 31, 2021 compared to the same period in 2020. This decrease in interest expense is primarily related to a reduction of borrowings from our related parties.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2021, was $1 Canadian equals $0.79 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.75 during the same period of 2020. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $474 and a gain of $1,155 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $3,897,383, including $1,027,208 in cash, and current liabilities of $4,477,138, resulting in a working capital deficit of $579,755.

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

Cash Flows

	Three Months
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(1,901,959)	$(339,908)
Investing activities	(126,440)	(20,499)
Financing activities	(221,058)	314,353
Effect of foreign currency translation on cash flow	(6,155)	(19,328)
Net change in cash	$(2,255,612)	$(65,382)

Operating Activities

We used cash from operating activities totaling $1,901,959 during the three months ended March 31, 2021. The increase in cash used in operations was primarily due to a increase in net loss of $677,994 in addition to an increase to $1,071,359 of accounts receivable.

Investing Activities

Investing activities during the three months ended March 31, 2021 consisted of $75,852 of equipment purchases and $50,588 of capitalized software development costs.

Financing Activities

Financing activities during the three months ended March 31, 2021 consisted of $141,058 of payments on notes payable and $80,000 of payments on related party notes payable.  During the three months ended March 31, 2020, we received $202,596 of proceeds from related party notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: May 13, 2021	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)