Form 10-Q
period 2021-06-30
MOBIVITY HOLDINGS CORP.
filed 2021-08-12
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 55,410,695 shares of common stock, par value $0.001, of the registrant issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,874,294	$3,282,820
Accounts receivable, net of allowance for doubtful accounts of $29,986 and $33,848, respectively	1,552,478	305,693
Contracts receivable, current	943,904	943,904
Other current assets	307,451	272,736
Total current assets	4,678,127	4,805,153
Goodwill	496,352	496,352
Right to use lease assets	1,296,574	57,482
Intangible assets, net	1,274,255	1,368,329
Contracts receivable, long term	943,904	1,415,856
Other assets	194,012	25,230
TOTAL ASSETS	$8,883,224	$8,168,402
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,296,698	$1,935,411
Accrued interest	2,324	47,316
Accrued and deferred personnel compensation	427,220	224,881
Deferred revenue and customer deposits	508,736	606,597
Related party notes payable	—	80,000
Notes payable, net - current maturities	149,634	561,676
Operating lease liability	161,867	58,173
Other current liabilities	567,715	566,303
Total current liabilities	5,114,194	4,080,357

Non-current liabilities
Related party notes payable, net - long term	1,704,647	—
Notes payable, net - long term	982,654	1,499,001
Operating lease liability	1,305,219	13,296
Other long term liabilities	554,356	831,535
Total non-current liabilities	4,546,876	2,343,832
Total liabilities	9,661,070	6,424,189

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,410,695 and 55,410,695, shares issued and outstanding	55,411	55,411
Equity payable	100,862	100,862
Additional paid-in capital	101,810,068	101,186,889
Accumulated other comprehensive income (loss)	(42,365)	(23,446)
Accumulated deficit	(102,701,822)	(99,575,503)
Total stockholders' equity (deficit)	(777,846)	1,744,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,883,224	$8,168,402

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Revenues	$2,792,828	$2,766,662	$5,250,418	$7,316,656
Cost of revenues	1,272,141	1,214,915	2,313,936	2,799,328
Gross profit	1,520,687	1,551,747	2,936,482	4,517,328

Operating expenses
General and administrative	957,400	1,003,146	2,246,770	2,249,922
Sales and marketing	1,111,693	495,616	2,008,443	1,303,623
Engineering, research, and development	674,035	521,597	1,397,985	2,199,127
Impairment of intangible asset	—	—	8,286	—
Depreciation and amortization	183,584	184,918	341,811	358,845
Total operating expenses	2,926,712	2,205,277	6,003,295	6,111,517

Loss from operations	(1,406,025)	(653,530)	(3,066,813)	(1,594,189)

Other income/(expense)
Interest income	—	76	5	913
Interest expense	(23,867)	(68,088)	(56,383)	(145,277)
Loss on disposal of fixed assets	(880)	(3,935)	(880)	(3,935)
Foreign currency gain (loss)	(1,774)	(52)	(2,248)	1,100
Total other income/(expense)	(26,521)	(71,999)	(59,506)	(147,199)
Loss before income taxes	(1,432,546)	(725,529)	(3,126,319)	(1,741,388)
Income tax expense	—	—	—	—
Net loss per share:	(1,432,546)	(725,529)	(3,126,319)	(1,741,388)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(9,241)	(26,136)	(18,919)	(39,217)
Comprehensive loss	$(1,441,787)	$(751,665)	$(3,145,238)	$(1,780,605)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)
Weighted average number of shares:
Basic and Diluted	55,410,695	51,615,469	55,410,695	51,524,778

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for options exercised	1,556,459	1,556	—	1,932,411	—	—	1,933,967
Issuance of common stock for warrants exercised	1,359,500	1,360	—	1,639,448	—	—	1,640,808
Issuance of common stock for debt settlement	1,113,767	1,114	—	2,059,354	—	—	2,060,468
Stock based compensation	—	—	—	773,938	—	—	773,938
Foreign currency translation adjustment	—	—	—	—	(32,226)	—	(32,226)
Net loss	—	—	—	—	—	(2,918,397)	(2,918,397)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Fair value of options issued with related party debt	—	—	—	119,103	—	—	119,103
Stock based compensation	—	—	—	504,076	—	—	504,076
Foreign currency translation adjustment	—	—	—	—	(18,919)	—	(18,919)
Net loss	—	—	—	—	—	(3,126,319)	(3,126,319)
Balance, June 30, 2021	55,410,695	$55,411	$100,862	$101,810,068	$(42,365)	$(102,701,822)	$(777,846)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(3,126,319)	$(1,741,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	61,834	118,123
Adjustments due to ASC 606	—	(423,330)
Stock-based compensation	504,076	322,757
Loss on disposal of fixed assets	880	3,935
Intangible asset impairment	8,286	—
Depreciation and amortization expense	295,287	358,844
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,308,619)	112,549
Other current assets	(38,087)	225,192
Operating lease assets/liabilities	46,525	—
Contracts receivable, long-term	471,952	—
Other assets	3,556	594
Accounts payable	1,361,286	497,070
Accrued interest	(1,242)	98,705
Accrued and deferred personnel compensation	201,819	(56,065)
Right to use leases	(277,178)	(11,627)
Other liabilities - current	1,411	(14,020)
Deferred revenue and customer deposits	(97,861)	341,194
Net cash used in operating activities	(1,892,394)	(167,467)

INVESTING ACTIVITIES
Purchases of equipment	(78,458)	(4,907)
Cash paid for patent activities	—	(8,755)
Capitalized software development costs	(190,699)	(112,681)
Net cash used in investing activities	(269,157)	(126,343)

FINANCING ACTIVITIES
Payments on notes payable	(436,426)	(222,430)
Payments on related party notes payable	(80,000)	—
Proceeds from notes payable	—	920,519
Proceeds from related party notes payable	1,280,000	139,300
Proceeds from conversion of common stock warrants	—	234,500
Net cash provided by financing activities	763,574	1,071,889

Effect of foreign currency translation on cash flow	(10,549)	(54,968)

Net change in cash	(1,408,526)	723,111
Cash at beginning of period	3,282,820	273,599
Cash at end of period	$1,874,294	$996,710

Supplemental disclosures:
Cash paid during period for:
Interest	$101,375	$46,572
Fixed assets contributed by lessor	$110,000	$—
Initial non asset and lease liability	$1,458,527	$—
Refinancing of debt - related party	$543,750	$—
Debt discount on related party debt	$119,103	$—

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates used are those related to stock-based compensation, asset impairments, the valuation and useful lives of depreciable tangible and certain intangible assets, the fair value of common stock used in acquisitions of businesses, the fair value of assets and liabilities acquired in acquisitions of businesses, the fair value of options issued with related party debt, and the valuation allowance of deferred tax assets. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

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

As of June 30, 2021, and December 31, 2020, we recorded an allowance for doubtful accounts of $29,986 and $33,848, respectively.

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

During the six months ended June 30, 2021 and 2020, two customers accounted for 66% and 71% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the six months ended June 30, 2021 and 2020, the comprehensive loss was $3,145,238 and $1,780,605 respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2021 and 2020, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at June 30, 2021 and December 31, 2020 was $496,352.

The following table presents details of our purchased intangible assets as of June 30, 2021 and December 31, 2020:

Intangible assets

	Balance at December 31, 2020	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2021
Patents and trademarks	$71,029	$—	$(8,286)	$(2,705)	$2	$60,040
Customer and merchant relationships	642,385	—	—	(48,425)	—	593,960
Trade name	41,444	—	—	(4,530)	—	36,914
Acquired technology	128,491	—	—	(8,150)	—	120,341
Non-compete agreements	45,071	—	—	(7,930)	—	37,141
	$928,420	$—	$(8,286)	$(71,740)	$2	$848,396

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $35,736 and $37,767 for the three months ended June 30, 2021 and 2020, respectively.

Amortization expense for intangible assets was $71,740 and $75,444 for the six months ended June 30, 2021 and 2020, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2021 is as follows:

Year ending December 31,	Amount
2021	$74,057
2022	148,114
2023	145,606
2024	109,009
2025	101,261
Thereafter	270,349
Total	$848,396

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

The following table presents details of our software development costs as of June 30, 2021 and December 31, 2020:

	Balance at December 31, 2020	Additions	Amortization	Balance at June 30, 2021
Software Development Costs	$439,908	$190,699	$(204,748)	$425,859
	$439,908	$190,699	$(204,748)	$425,859

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $105,539 and $130, 803 for the three months ended June 30, 2021 and 2020, respectively.

Amortization expense for software development costs was $204,748 and $261,015 for the six months ended June 30, 2021 and 2020, respectively.

The estimated future amortization expense of software development costs as of June 30, 2021 is as follows:

Year ending December 31,	Amount
2021	$194,888
2022	189,605
2023	41,366
2024	—
2025	—
Thereafter	—
Total	$425,859

5. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021 for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period and a deposit for $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of June 30, 2021, we have an operating lease asset balance of $1,296,574 and an operating lease liability balance of $1,467,086 recorded in accordance with ASC 842.

The following are additional details related to leases recorded on our balance sheet as of June 30, 2021:

Leases	Classification	Balance at June 30, 2021
Assets
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$1,296,574
Total lease assets		$1,296,574

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$161,867
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,305,219
Total lease liabilities		$1,467,086

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2021	$98,083
2022	318,055
2023	324,220
2024	330,894
2025	337,568
Thereafter	372,976
Total future lease payments	1,781,796
Less: imputed interest	(314,710)
Total	$1,467,086

Weighted Average Remaining Lease Term (years)
Operating leases	5.2

Weighted Average Discount Rate
Operating leases	6.75%

6. Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2021 and December 31, 2020:

Facility	Maturity	Interest Rate	Balance at June 30, 2021	Balance at December 31, 2020
BDC Term Loan	October 15, 2021	23.5%	$111,318	$160,088
ACOA Note	February 1, 2024	—	97,601	111,430
Wintrust Bank	November 14, 2021	Prime + 1.5%	—	366,667
TD Bank	December 31, 2022	—	32,266	31,390
Chase Bank	April 10, 2022	1%	891,103	891,102
Related Party Note - Net	June 30, 2024	15%	1,704,647	580,000
Total Debt			2,836,935	2,140,677
Less current portion			(149,634)	(641,676)
Long-term debt, net of current portion			$2,687,301	$1,499,001

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with BDC. Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 CAD in addition to the monthly payment of accrued interest. These payments will increase to $10,000 CAD on November 15, 2019, $12,000 CAD on September 15, 2020, $14,000 CAD on March 15, 2021, and $16,000 CAD on September 15, 2021 in addition to the monthly interest. During the six months ended June 30, 2021 we repaid $48,770 USD of principal.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April-December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the six months ended June 30, 2021 we repaid $13,829 USD of principal.

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

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants which were waived upon execution of the amendment and the Company has not committed any defaults under loan agreement subsequent to the amendment. During the six months ended June 30, 2021 we repaid $366,667 of principal and thereby paid the loan in full. The Company’s assets securing the loan are now free from any liens under the Wintrust Loan and Security Agreement as of June 30, 2021.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and the Small Business Administration (SBA) Paycheck Protection Program (PPP), in the principal aggregate amount of $891,102, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of ten months after the 24 week usage period, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On July 21, 2021, SBA has authorized full forgiveness of the $891,102 PPP Loan after the Company applied for a loan forgiveness and met all the requirements for such loan forgiveness under the SBA program.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement and has drawn a total of $1,823,750 during the period, including cash in the amount of $1,280,000 and 543,750 of principal and accrued interest under the above-described Notes that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. During the six months period ending June 30, 2021, the Company issued warrants to purchase an aggregate of 227,994 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $119,103 using the Black-Scholes option valuation model as of June 30, 2021.

As of June 30, 2021, we have a principal balance of $1,823,750, discount of $119,103, and accrued interest of $0 outstanding under the said Credit Agreement.

Interest Expense

Interest expense was $23,867 and $68,088 during the three months ended June 30, 2021 and 2020, respectively.

Interest expense was $56,383 and $145,277 during the six months ended June 30, 2021 and 2020, respectively.

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

2021

During the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $130,005 related to restricted stock units for members of our board of directors. In addition, we also recorded $59,712 of stock-based compensation expense related to restricted stock units as employee compensation.

As of June 30, 2021 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2020 and for the six months ended June 30, 2021:

Options
Outstanding at December 31, 2019	5,781,884
Granted	1,545,000
Exercised	(15,000)
Forfeit/canceled	(814,068)
Expired	(490,264)
Outstanding at December 31, 2020	6,007,552
Granted	87,500
Exercised	—
Forfeit/canceled	(76,406)
Expired	(92,180)
Outstanding at June 30, 2021	5,926,466

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

On May 2, 2021, the Company granted one employee a total of 20,000 options to purchase shares of the Company common stock at the closing price as of May 2, 2021, of $1.48 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until May 2, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.79% and an option fair value of $0.93 was $18,628.

 Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$79,758	$58,149	$163,888	$136,698
Sales and marketing	31,068	20,921	63,813	34,598
Engineering, research, and development	43,606	44,474	86,658	86,461
	$154,432	$123,544	$314,359	$257,757

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	1.01%	0.58%
Expected life (years)	6.00	6.00
Expected dividend yield	—%	—%
Expected volatility	74.16%	77.57%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2020 and for the six months ended June 30, 2021:

Shares
Outstanding at December 31, 2019	1,152,248
Awarded	284,480
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2020	1,436,728
Awarded	575,036
Released	—
Canceled/forfeited/expired	—
Outstanding at June 30, 2021	2,011,764

Expected to vest at June 30, 2021	2,011,764
Vested at June 30, 2021	1,543,014
Unvested at June 30, 2021	—
Unrecognized expense at June 30, 2021	$—

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

On May 12, 2021, the Company issued to four independent directors a total of 38,924 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the second quarter of 2021. The units were valued at $65,002 or $1.67 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) May 2, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the six months ended June 30, 2021, the company recorded $130,005 in restricted stock units as board compensation and $59,712 as employee compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$65,003	$—	$130,005	$65,000
Sales and marketing	$56,018	$—	$59,712	$—
	$121,021	$—	$189,717	$65,000

As of June 30, 2021, there was no unearned restricted stock unit compensation.

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

2021

On June 30, 2021, the company issued warrants to purchase an aggregate of 227,994 shares of its common stock at an exercise price of $1.67 per share for 119,760 inducement warrants and VWAP for 108,234 additional warrants in connection with the issuance of a loan by a related party. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. The estimated aggregate fair value of the warrants issued is $119,103 using the Black-Scholes option valuation model.

As of June 30, 2021, we have outstanding warrants to purchase 25,000 shares of Common Stock at $1.25 per share in addition to warrants to purchase 2,666,459 shares of common stock at $2.00 per share. These warrants expire in 2021 and 2023, respectively. We also have outstanding warrants to purchase 227,994 shares of common stock at stated price per share in connection with the issuance of a loan with a related party. These warrants expire in 2024.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,274,255	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,368,329	$—

9. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period. As of June 30, 2021, we have an operating lease asset balance for this lease of $1,271,016 and an operating lease liability balance for this lease of $1,434,397 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of June 30, 2021, we have an operating lease asset balance for this lease of $25,559 and an operating lease liability balance for this lease of $36,690 recorded in accordance with ASC 842.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement and has drawn a total of $1,823,750 during the period, including cash in the amount of $1,280,000 and 543,750 of principal and accrued interest under the above-described Notes that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. During the six months period ending June 30, 2021, the Company issued warrants to purchase an aggregate of 227,994 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $119,103 using the Black-Scholes option valuation model as of June 30, 2021.

As of June 30, 2021, we have a principal balance of $1,823,750, discount of $119,103, and accrued interest of $0 outstanding under the said Credit Agreement.

11. Subsequent Events

On July 21, 2021, the SBA authorized full forgiveness of the $891,102 PPP Loan after the Company applied for a loan forgiveness and met all the requirements for such loan forgiveness under the SBA program.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement and has drawn a total of $1,823,750 during the period, including cash in the amount of $1,280,000 and 543,750 of principal and accrued interest under the above-described Notes that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

During the six months period ending June 30, 2021, the Company issued warrants to purchase an aggregate of 227,994 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $119,103 using the Black-Scholes option valuation model as of June 30, 2021.

As of June 30, 2021, we have a principal balance of $1,823,750, discount of $119,103, and accrued interest of $0 outstanding under the said Credit Agreement.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and the Small Business Administration (SBA) Paycheck Protection Program (PPP), in the principal aggregate amount of $891,102

, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of ten months after the 24 week usage period, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On July 21, 2021, SBA has authorized full forgiveness of the $891,102 PPP Loan after the Company applied for a loan forgiveness and met all the requirements for such loan forgiveness under the SBA program.

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

Revenues for the three months ended June 30, 2021, were $2,792,828 an increase of $26,166, or less than 1% compared to the same period in 2020.

Revenues for the six months ended June 30, 2021, were $5,250,418 a decrease of $2,066,238, or 28% compared to the same period in 2020. This decrease is primarily due to the January of 2020 execution of a contract that recognized revenue of $1,280,369 during the six months ended June 30, 2020. In addition, during the six months ended June 30, 2021, we had a reduction of SMS messaging volume due to a very large customer pausing marketing spend because of COVID-19 and $471,952 reduction due to adoption of new accounting standard in 2020.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, messaging related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2021, was $1,272,141, an increase of $57,226, or 5%, compared to the same period in 2020.

Cost of revenues for the six months ended June 30, 2021, was $2,313,936 a decrease of $485,392, or 17% compared to the same period in 2020. This decrease is primarily due to lower SMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $45,746, or 5%, to $957,400 during the three months ended June 30, 2021, compared to $1,003,146 for the same period in 2020. The decrease in general and administrative expense was due to cost reduction initiatives by the Company.

General and administrative expenses decreased $3,152, or less than 1%, to $2,246,770 during the six months ended June 30, 2021 compared to $2,249,922 for the same period in 2020.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Sales and marketing expenses increased $616,077 or 124%, to $1,111,693 during the three months ended June 30, 2021, compared to $495,616 for the same period in 2020. The increase was primarily due to higher personnel costs, share based compensation expenses, and direct marketing activities.

Sales and marketing expenses increased $704,820, or 54%, to $2,008,443 during the six months ended June 30, 2021 compared to $1,303,623 for the same period in 2020. The increase was primarily due to higher personnel costs, share based compensation expenses, and direct marketing activities.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $152,438 or 29%, to $674,035 during the three months ended June 30, 2021, compared to $521,597 for the same period in 2020. This increase is primarily due to the increase in projects compared to the same period in 2020.

Engineering, research & development expenses decreased $801,142 or 36%, to $1,397,985 during the six months ended June 30, 2021, compared to $2,199,127 for the same period in 2020. This decrease is primarily due to the reduction of expenses from the $683,687 related to a new contract in the previous year and $249,460 reduction due to adoption of new accounting standard in 2020.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets increased $8,286 or 100% for the six months ended June 30, 2021, compared to the same period in 2020.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $1,334 or less than 1%, during the three months ended June 30, 2021 compared to the same period in 2020.

Depreciation and amortization expense decreased $17,034 or 5%, during the six months ended June 30, 2021 compared to the same period in 2020. This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income decreased $76 to $0, during the six months ended June 30, 2021, compared to the same period in 2020. This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest income consists of stated interest income on our cash balances. Interest income decreased $908, or 99%, during the six months ended June 30, 2021, compared to the same period in 2020. This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense decreased $44,221, or 65%, during the three months ended June 30, 2021, compared to the same period in 2020. This decrease in interest expense is primarily related to a reduction of borrowings from our related parties.

Interest expense decreased $88,894, or 61%, during the six months ended June 30, 2021, compared to the same period in 2020. This decrease in interest expense is primarily related to a reduction of borrowings from our related parties.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2021, was $1 Canadian equals $0.81 and $0.80 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period of 2020. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

•The Company sells products primarily in U.S. Dollars; therefore, reported revenues are not highly impacted by foreign currency volatility.

•A portion of the Company’s expenses are incurred in Canadian Dollars and therefore fluctuate in U.S. Dollars as the U.S. Dollar varies. A weaker U.S. Dollar results in an increase in translated expenses, and stronger U.S. Dollar results in a decrease.

•Changes in foreign currency rates also impact the translated value of the Company’s working capital that is held in Canadian Dollars. Foreign exchange rate fluctuations result in foreign exchange gains or losses based upon movement in the translated value of Canadian working capital into U.S. Dollars.

The change in foreign currency was a loss of $2,248 and a gain of $1,100 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $4,678,127, including $1,874,294 in cash, and current liabilities of $5,114,194, resulting in a working capital deficit of $436,067.

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

Cash Flows

	Six Months
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(1,892,394)	$(167,467)
Investing activities	(269,157)	(126,343)
Financing activities	763,574	1,071,889
Effect of foreign currency translation on cash flow	(10,549)	(54,968)
Net change in cash	$(1,408,526)	$723,111

Operating Activities

We used cash from operating activities totaling $1,892,394 during the six months ended June 30, 2021 and used cash from operating activities totaling $167,467 during the six months ended June 30, 2020. The increase in cash used in operations was primarily due to an increase in net loss of $3,126,319 in addition to an increase to $1,308,619 of accounts receivable.

Investing Activities

Investing activities during the six months ended June 30, 2021, consisted of $75,458 of equipment purchases and $190,699 of capitalized software development costs.

Investing activities during the six months ended June 30, 2020, consisted of $4,907 of equipment purchases, $8,755 of cash paid for patents and $112,681 of capitalized software development costs.

Financing Activities

Financing activities during the six months ended June 30, 2021, consisted of $1,280,000 proceeds from one of the Company’s director under a Credit Facility Agreement, $436,426 of payments on notes payable and $80,000 of payments on related party notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2021 our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: August 12, 2021	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)