Form 10-Q
period 2021-09-30
MOBIVITY HOLDINGS CORP.
filed 2021-11-15
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the registrant had 55,410,695 shares of common stock, par value $0.001, of the registrant issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$568,896	$3,282,820
Accounts receivable, net of allowance for doubtful accounts of $44,386 and $33,848, respectively	1,635,438	305,693
Contracts receivable, current	943,904	943,904
Other current assets	168,685	272,736
Total current assets	3,316,923	4,805,153
Goodwill	496,352	496,352
Right to use lease assets	1,242,264	57,482
Intangible assets, net	1,253,496	1,368,329
Contracts receivable, long term	707,928	1,415,856
Other assets	181,602	25,230
TOTAL ASSETS	$7,198,565	$8,168,402
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,303,438	$1,935,411
Accrued interest	72,896	47,316
Accrued and deferred personnel compensation	483,804	224,881
Deferred revenue and customer deposits	495,287	606,597
Related party notes payable	333,333	80,000
Notes payable, net - current maturities	101,481	561,676
Operating lease liability	195,270	58,173
Other current liabilities	431,027	566,303
Total current liabilities	5,416,536	4,080,357

Non-current liabilities
Related party notes payable, net - long term	1,552,112	—
Notes payable, net - long term	78,623	1,499,001
Operating lease liability	1,247,395	13,296
Other long term liabilities	415,767	831,535
Total non-current liabilities	3,293,897	2,343,832
Total liabilities	8,710,433	6,424,189

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,410,695 and 55,410,695, shares issued and outstanding	55,411	55,411
Equity payable	100,862	100,862
Additional paid-in capital	102,063,155	101,186,889
Accumulated other comprehensive income (loss)	(45,837)	(23,446)
Accumulated deficit	(103,685,459)	(99,575,503)
Total stockholders' equity (deficit)	(1,511,868)	1,744,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,198,565	$8,168,402

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Revenues	$2,311,548	$3,180,173	$7,561,966	$10,496,827
Cost of revenues	1,008,703	943,292	3,322,639	3,742,615
Gross profit	1,302,845	2,236,881	4,239,327	6,754,212

Operating expenses
General and administrative	1,245,085	889,032	3,491,855	3,138,744
Sales and marketing	978,968	445,273	2,987,411	1,748,892
Engineering, research, and development	678,209	621,442	2,076,194	2,820,525
Impairment of intangible asset	—	—	8,286	—
Depreciation and amortization	182,663	176,127	524,474	534,972
Total operating expenses	3,084,925	2,131,874	9,088,220	8,243,133

Income (loss) from operations	(1,782,080)	105,007	(4,848,893)	(1,488,921)

Other income/(expense)
Interest income	—	309	5	1,220
Other Income	891,103	—	891,103	—
Interest expense	(88,331)	(62,621)	(144,714)	(207,899)
Impairment of intangible assets	—	(3,481)	—	(3,481)
Loss on disposal of fixed assets	—	—	(880)	(3,935)
Foreign currency gain (loss)	(4,329)	247	(6,577)	1,345
Total other income/(expense)	798,443	(65,546)	738,937	(212,750)
Income (loss) before income taxes	(983,637)	39,461	(4,109,956)	(1,701,671)
Income tax expense	—	—	—	—
Net income (loss)	(983,637)	39,461	(4,109,956)	(1,701,671)
Other comprehensive Income (loss), net of income tax
Foreign currency translation adjustments	(13,150)	30,145	(22,391)	(9,072)
Comprehensive Income (loss)	$(996,787)	$69,606	$(4,132,347)	$(1,710,743)
Net loss per share:
Basic	$(0.02)	$—	$(0.07)	$(0.03)
Diluted	$(0.02)	$—	$(0.07)	$(0.03)
Weighted average number of shares:
Basic	55,410,695	51,617,612	55,410,695	51,555,837
Diluted	55,410,695	61,106,633	55,410,695	51,555,837

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for options exercised	1,556,459	1,556	—	1,932,411	—	—	1,933,967
Issuance of common stock for warrants exercised	1,359,500	1,360	—	1,639,448	—	—	1,640,808
Issuance of common stock for debt settlement	1,113,767	1,114	—	2,059,354	—	—	2,060,468
Stock based compensation	—	—	—	773,938	—	—	773,938
Foreign currency translation adjustment	—	—	—	—	(32,226)	—	(32,226)
Net loss	—	—	—	—	—	(2,918,397)	(2,918,397)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Fair value of options issued with related party debt	—	—	—	124,388	—	—	124,388
Stock based compensation	—	—	—	751,878	—	—	751,878
Foreign currency translation adjustment	—	—	—	—	(22,391)	—	(22,391)
Net loss	—	—	—	—	—	(4,109,956)	(4,109,956)
Balance, September 30, 2021	55,410,695	$55,411	$100,862	$102,063,155	$(45,837)	$(103,685,459)	$(1,511,868)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(4,109,956)	$(1,701,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	72,773	27,819
Stock-based compensation	751,878	509,214
Amortization of Debt Discount	9,833	—
Loss on disposal of fixed assets	880	3,935
Intangible asset impairment	8,286	3,481
Gain on Forgiveness of Debt	(891,103)	—
Depreciation and amortization expense	448,062	534,972
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,402,518)	(592,951)
Other current assets	99,614	419,701
Operating lease assets/liabilities	76,414	—
Contracts receivable, long-term	707,928	(325,943)
Other assets	4,475	2,209
Accounts payable	1,368,027	288,417
Accrued interest	69,330	146,966
Accrued and deferred personnel compensation	258,916	30,309
Right to use leases	(415,767)	(11,678)
Other liabilities - current	(135,273)	(35,089)
Deferred revenue and customer deposits	(111,310)	199,567
Net cash used in operating activities	(3,189,511)	(500,742)

INVESTING ACTIVITIES
Purchases of equipment	(78,217)	(8,044)
Cash paid for patent activities	—	(8,755)
Capitalized software development costs	(310,546)	(196,997)
Net cash used in investing activities	(388,763)	(213,796)

FINANCING ACTIVITIES
Payments on notes payable	(490,174)	(337,394)
Payments on related party notes payable	(80,000)	—
Proceeds from notes payable	—	920,722
Proceeds from related party notes payable	1,456,250	139,300
Proceeds from conversion of common stock warrants	—	241,700
Net cash provided by financing activities	886,076	964,328

Effect of foreign currency translation on cash flow	(21,726)	(17,877)

Net change in cash	(2,713,924)	231,913
Cash at beginning of period	3,282,820	273,599
Cash at end of period	$568,896	$505,512

Supplemental disclosures:
Cash paid during period for:
Interest	$66,237	$60,933
Fixed assets contributed by lessor	$110,000	$—
Initial non asset and lease liability	$1,458,527	$—
Refinancing of debt - related party	$543,750	$—
Debt discount on related party debt	$124,388	$—

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

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

As of September 30, 2021, and December 31, 2020, we recorded an allowance for doubtful accounts of $44,386 and $33,848, respectively.

Goodwill and Intangible Assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than it’s carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the FASB guidance for the costs of computer software to be sold, leased, or otherwise marketed (“ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense.

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

During the nine months ended September 30, 2021 and 2020, two customers accounted for 54% and 67% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the nine months ended September 30, 2021 and 2020, the comprehensive loss was $4,132,347 and $1,710,743 respectively.

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2021 and 2020, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at September 30, 2021 and December 31, 2020 was $496,352.

The following table presents details of our purchased intangible assets as of September 30, 2021 and December 31, 2020:

Intangible assets

	Balance at December 31, 2020	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2021
Patents and trademarks	$71,029	$—	$(8,286)	$(3,930)	$4	$58,817
Customer and merchant relationships	642,385	—	—	(72,638)	—	569,747
Trade name	41,444	—	—	(6,790)	—	34,654
Acquired technology	128,491	—	—	(12,225)	—	116,266
Non-compete agreements	45,071	—	—	(11,895)	—	33,176
	$928,420	$—	$(8,286)	$(107,478)	$4	$812,660

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one to twenty years.

Amortization expense for intangible assets was $35,738 and $37,758 for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense for intangible assets was $107,478 and $113,202 for the nine months ended September 30, 2021 and 2020, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2021 is as follows:

Year ending December 31,	Amount
2021	$35,736
2022	142,944
2023	140,436
2024	103,839
2025	96,091
Thereafter	293,614
Total	$812,660

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

The following table presents details of our software development costs as of September 30, 2021 and December 31, 2020:

	Balance at December 31, 2020	Additions	Amortization	Balance at September 30, 2021
Software Development Costs	$439,908	$310,546	$(309,618)	$440,836
	$439,908	$310,546	$(309,618)	$440,836

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $104,870 and $141,196 for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense for software development costs was $309,618 and $402,211 for the nine months ended September 30, 2021 and 2020, respectively.

The estimated future amortization expense of software development costs as of September 30, 2021 is as follows:

Year ending December 31,	Amount
2021	$106,477
2022	255,965
2023	78,394
2024	—
2025	—
Thereafter	—
Total	$440,836

5. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021 for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period and a deposit for $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of September 30, 2021, we have an operating lease asset balance of $1,242,264 and an operating lease liability balance of $1,442,665 recorded in accordance with ASC 842.

The following are additional details related to leases recorded on our balance sheet as of September 30, 2021:

Leases	Classification	Balance at September 30, 2021
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$1,242,264
Total lease assets		$1,242,264

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$195,270
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,247,395
Total lease liabilities		$1,442,665

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2021	$98,083
2022	318,055
2023	324,220
2024	330,894
2025	337,568
Thereafter	348,555
Total future lease payments	1,757,375
Less: imputed interest	(314,710)
Total	$1,442,665

Weighted Average Remaining Lease Term (years)
Operating leases	5.2

Weighted Average Discount Rate
Operating leases	6.75%

6. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2021 and December 31, 2020:

Facility	Maturity	Interest Rate	Balance at September 30, 2021	Balance at December 31, 2020
BDC Term Loan	October 15, 2021	23.5%	$62,934	$160,088
ACOA Note	February 1, 2024	—	85,703	111,430
Wintrust Bank	November 14, 2021	Prime + 1.5%	—	366,667
TD Bank	December 31, 2022	—	31,467	31,390
Chase Bank	April 10, 2022	1%	—	891,102
Related Party Note	June 30, 2024	15%	1,885,445	580,000
Total Debt			2,065,549	2,140,677
Less current portion			(434,814)	(641,676)
Long-term debt, net of current portion			$1,630,735	$1,499,001

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with BDC. Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 CAD in addition to the monthly payment of accrued interest. These payments will increase to $10,000 CAD on November 15, 2019, $12,000 CAD on September 15, 2020, $14,000 CAD on March 15, 2021, and $16,000 CAD on September 15, 2021 in addition to the monthly interest. During the nine months ended September 30, 2021 we repaid $97,553 USD of principal.

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April-December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the nine months ended September 30, 2021 we repaid $ 25,726 USD of principal.

Wintrust Loan

On November 14, 2018, the Company entered into a Loan and Security Agreement with Wintrust Bank. The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000. Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and is interest-only payable for the first six months of the loan. Commencing on May 1, 2019, the Company commenced monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants which were waived upon execution of the amendment and the Company has not committed any defaults under loan agreement subsequent to the amendment. During the nine months ended

September 30, 2021, we repaid $366,667 of principal and thereby paid the loan in full. The Company’s assets securing the loan are now free from any liens under the Wintrust Loan and Security Agreement as of June 30, 2021.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and the Small Business Administration (SBA) Paycheck Protection Program (PPP), in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of ten months after the 24 week usage period, for which no interest or principal payments are due. Forgiveness of the loan will be obtained by meeting certain SBA requirements.

On July 21, 2021, SBA authorized full forgiveness of the $891,103 PPP Loan after the Company applied for a loan forgiveness and met all the requirements for such loan forgiveness under the SBA program. The balance of the loan was forgiven and recorded as a gain on forgiveness of debt of $891,103.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement. As of September 30, 2021, the company has drawn a total of $2,000,000 during the period, including cash in the amount of $1,456,250 and 543,750 of principal and accrued interest under the above-described Notes that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. This loan bears interest on unpaid balance. at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. During the nine months period ending September 30, 2021, the Company issued warrants to purchase an aggregate of 238,066 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued was $124,388 using the Black-Scholes option valuation model as of September 30, 2021.

As of September 30, 2021, we have a principal balance of $2,000,000, discount of $114,554, and accrued interest of $73,656 outstanding under the said Credit Agreement.

Interest Expense

Interest expense was $88,331 and $62,621 during the three months ended September 30, 2021 and 2020, respectively.

Interest expense was $144,714 and $207,899 during the nine months ended September 30, 2021 and 2020, respectively.

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

2021

During the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $195,005 related to restricted stock units for members of our board of directors. In addition, we also recorded $116,347 of stock-based compensation expense related to restricted stock units as employee compensation.

As of September 30, 2021 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2020 and for the six months ended September 30, 2021.

Options
Outstanding at December 31, 2019	5,781,884
Granted	1,545,000
Exercised	(15,000)
Forfeit/canceled	(814,068)
Expired	(490,264)
Outstanding at December 31, 2020	6,007,552
Granted	92,500
Exercised	—
Forfeit/canceled	(76,406)
Expired	(92,180)
Outstanding at September 30, 2021	5,931,466

The weighted average exercise price of stock options granted during the period was $1.77 and the related weighted average grant date fair value was $1.11 per share.

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

On August 11, 2021, the Company granted one employee a total of 5,000 options to purchase shares of the Company common stock at the closing price as of August 11, 2021, of $1.75 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until August 11, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.29% and an option fair value of $1.12 was $5,606.

 Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020
General and administrative	$62,684	$61,081	$226,572	$197,778
Sales and marketing	19,522	20,914	83,335	55,512
Engineering, research, and development	43,861	39,460	130,519	125,922
	$126,067	$121,455	$440,426	$379,212

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,

	2021	2020
Risk-free interest rate	1.00%	0.49%
Expected life (years)	6.00	6.00
Expected dividend yield	—%	—%
Expected volatility	73.99%	78.20%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2020 and for the nine months ended September 30, 2021:

Shares
Outstanding at December 31, 2019	1,152,248
Awarded	284,480
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2020	1,436,728
Awarded	612,179
Released	—
Canceled/forfeited/expired	—
Outstanding at September 30, 2021	2,048,907

Expected to vest at September 30, 2021	2,048,907
Vested at September 30, 2021	1,611,407
Unvested at September 30, 2021	—
Unrecognized expense at September 30, 2021	$—

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

On August 11, 2021, the Company issued to four independent directors a total of 37,143 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the third quarter of 2021. The units were valued at $65,000 or $1.75 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) , August 11, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the nine months ended September 30, 2021, the company recorded $195,005 in restricted stock units as board compensation and $116,347 as employee compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$65,000	$65,002	$195,005	$130,002
Sales and marketing	$56,635	$—	$116,347	$—
	$121,635	$65,002	$311,352	$130,002

As of September 30, 2021, there was no unearned restricted stock unit compensation.

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

On August 11, 2021 the company issued warrants of in connection with loan by related party VWAP for 10,072 additional warrants in connection with the issuance of a loan by a related party. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. The estimated aggregate fair value of the warrants issued is $5,285 using the Black-Scholes option valuation model

As of September 30, 2021, we have outstanding warrants to purchase 2,666,459 shares of common stock at $2.06 per share. These warrants expire in 2023. We also have outstanding warrants to purchase 238,066 shares of common stock at stated price per share in connection with the issuance of a loan with a related party. These warrants expire in 2024.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,253,496	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2020 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,368,329	$—

9. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period. As of September 30, 2021, we have an operating lease asset balance for this lease of $1,242,264 and an operating lease liability balance for this lease of $1,442,665 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of September 30, 2021, we have an operating lease asset balance for this lease of $18,082 and an operating lease liability balance for this lease of $23,075 recorded in accordance with ASC 842.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement. As of September 30, 2021, the company has drawn a total of $2,000,000 including cash in the amount of $1,456,250 and $543,750 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. During the nine month period ending September 30, 2021, the Company issued warrants to purchase an aggregate of 238,066 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $124,388 using the Black-Scholes option valuation model as of September 30, 2021.

As of September 30, 2021, we have a principal balance of $2,000,000, discount of $114,554, and accrued interest of $73,656 outstanding under the said Credit Agreement.

11. Subsequent Events

Subsequent to the September 30, 2021, quarter end, Tom Akins advanced the Company $600,000.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $2,000,000 under this Credit Agreement. As of September 30, 2021, the company has drawn a total of $2,000,000 during the period, including cash in the amount of $1,456,250 and 543,750 of principal and accrued interest under the above-described Notes that was rolled into the Credit Facility. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to ten percent (10%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. During the nine months period ending September 30,2021, the Company issued warrants to purchase an aggregate of 238,066 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $124,388 using the Black-Scholes option valuation model as of September 30, 2021.

As of September 30, 2021, we have a principal balance of $2,000,000, discount of $114,554, and accrued interest of $73,656 outstanding under the said Credit Agreement.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and the Small Business Administration (SBA) Paycheck Protection Program (PPP), in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of ten months after the 24 week usage period, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements.

On July 21, 2021, SBA authorized full forgiveness of the $891,103 PPP Loan after the Company applied for a loan forgiveness and met all the requirements for such loan forgiveness under the SBA program. The balance of the loan was written off and recorded as a gain on forgiveness of debt of $891,103.

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

Revenues for the three months ended September 30, 2021, were $2,311,548 a decrease of $868,625 or 27% compared to the same period in 2020.

Revenues for the nine months ended September 30, 2021, were $7,561,966 a decrease of $2,934,861 or 28% compared to the same period in 2020. This decrease is primarily due to the January of 2020 execution of a contract that recognized revenue of $1,280,369 during the nine months ended September 30, 2020. In addition, during the nine months ended September 30, 2021, we had a reduction of SMS messaging volume due to a very large customer pausing marketing spend because of COVID-19 and $471,952 reduction due to adoption of new accounting standard in 2020.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, messaging related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2021, was $1,008,703, a decrease of $65,411, or 7%, compared to the same period in 2020.

Cost of revenues for the nine months ended September 30, 2021, was $3,322,639 a decrease of $419,976, or 11% compared to the same period in 2020. This decrease is primarily due to lower SMS messaging volume and decreased application costs associated with cost reduction initiatives by the Company.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses increased $356,053 or 40%, to $1,245,085 during the three months ended September 30, 2021, compared to $889,032 for the same period in 2020. The increase in general and administrative expense was primarily due an increase in legal expenses of $265,977 by the Company.

General and administrative expenses increased $353,111, or 11%, to $3,491,855 during the nine months ended September 30, 2021, compared to $3,138,744 for the same period in 2020.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Sales and marketing expenses increased $533,695 or 120%, to $978,968 during the three months ended September 30, 2021, compared to $445,273 for the same period in 2020. The increase was primarily due to higher personnel costs, share based compensation expenses, and direct marketing activities.

Sales and marketing expenses increased $1,238,519, or 71%, to $2,987,411 during the nine months ended September 30, 2021 compared to $1,748,892 for the same period in 2020. The increase was primarily due to higher personnel costs, share based compensation expenses, and direct marketing activities.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $56,767 or 9%, to $678,209 during the three months ended September 30, 2021, compared to $621,442 for the same period in 2020. This increase is primarily due to the increase in projects compared to the same period in 2020.

Engineering, research & development expenses decreased $744,331 or 26%, to $2,076,194 during the nine months ended September 30, 2021, compared to $2,820,525 for the same period in 2020. This decrease is primarily due to the reduction of expenses from the $683,687 related to a new contract in the previous year and $249,460 reduction due to adoption of new accounting standard in 2020.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets decreased 100% from $3,481 to $0 for the three and nine months ended September 30, 2021, compared to the same period in 2020.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $6,536 or 4%, to $182,663 during the three months ended September 30, 2021 compared to the same period in 2020.

Depreciation and amortization expense decreased $10,498 or 2%, during the nine months ended September 30, 2021 compared to the same period in 2020. This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income decreased $309 or 100% to $0, during the three months ended September 30, 2021, compared to the same period in 2020. This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest income consists of stated interest income on our cash balances. Interest income decreased $1,215, or 100%, during the nine months ended September 30, 2021, compared to the same period in 2020. This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $25,710, or 41%, during the three months ended September 30, 2021, compared to the same period in 2020. This increase in interest expense is primarily related to an increase of borrowings from our related parties.

Interest expense decreased $63,185, or 30%, during the nine months ended September 30, 2021, compared to the same period in 2020. This decrease in interest expense is primarily related to a reduction of borrowings from our related parties.

Gain on Forgiveness of Debt

On July 21, 2021, SBA authorized full forgiveness of the $891,103 PPP Loan after the Company applied for loan forgiveness and met all the requirements for such loan forgiveness under the SBA program. The balance of the loan was forgiven and recorded as a gain on forgiveness of debt of $891,103.

Impairment of Intangible Assets

The change in impairment of intangibles is $3,481 in both the three and nine month period compared to $0 in both the three and nine month comparative periods.

Loss on Disposal of Fixed Assets

The loss on disposal of assets decreased by 79% from a September 30, 2020, balance of $3,935 to a September 30, 2021, balance of $800, this has led to an increase in the loss on disposal of assets.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2021, was $1 Canadian equals $0.81 and $0.80 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.75 and $.74 during the same periods of 2020. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $4,329 and a gain of $247 for the three months ended September 30, 2021 and 2020, respectively.

The change in foreign currency was a loss of $6,577 and a gain of $1,345 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $3,316,923, including $568,896 in cash, and current liabilities of $5,416,536, resulting in a working capital deficit of $2,099,613.

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

Cash Flows

	Nine Months
	September 30,

	2021	2020
Net cash provided by (used in):
Operating activities	$(3,189,511)	$(500,742)
Investing activities	(388,763)	(213,796)
Financing activities	886,076	964,328
Effect of foreign currency translation on cash flow	(21,726)	(17,877)
Net change in cash	$(2,713,924)	$231,913

Operating Activities

We used cash from operating activities totaling $3,189,511 during the nine months ended September 30, 2021 and used cash from operating activities totaling $500,742 during the nine months ended September 30, 2020. The increase in cash used in operations was primarily due to an increase in net loss of $4,109,956 in addition to an increase to $1,402,518 of accounts receivable.

Investing Activities

Investing activities during the nine months ended September 30, 2021, consisted of $78,217 of equipment purchases and $310,546 of capitalized software development costs.

Investing activities during the nine months ended September 30, 2020, consisted of $8,044 of equipment purchases, $8,755 of cash paid for patents and $196,997 of capitalized software development costs.

Financing Activities

Financing activities during the nine months ended September 30, 2021, consisted of $1,456,250 proceeds from one of the Company’s directors under a Credit Facility Agreement, $490,174 of payments on notes payable and $80,000 of payments on related party notes payable.

Financing activities during the nine months ended September 30, 2020 consisted of $337,394 of payments on notes payable, $920,722 of proceeds from notes payable issued in relation to emergency government funding for COVID-19, $241,700 of net proceeds from the sale of common stock units and proceeds, net of repayments, of $139,300 from the issuance of related party debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2021 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: November 15, 2021	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)