Form 10-K
period 2021-12-31
MOBIVITY HOLDINGS CORP.
filed 2022-03-30
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $26,270,789.

As of March 30, 2022, the registrant had 58,573,885 shares of common stock issued and outstanding.

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

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two days as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

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

•Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years, we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to increase significantly our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

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

Recent Developments

Unsecured Promissory Note Investments in 2020

During the year ended December 31, 2020, we issued to one of our directors, unsecured Notes in the principal aggregate amount of $700,000, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in December 2020. The Note holder participated in the warrant exercise described below and settled principal of $1,200,000 of principal under our 2019 and 2020 private placement Notes in addition to accrued interest under the notes totaling $192,208, into 1,113,767 shares of our common stock. As of December 31, 2020, we had $500,000 as a remaining balance of these 2020 Notes and accrued interest of $8,958. This balance of $500,000 in principle and $43,750 in accrued interest was paid in full on June 30, 2021, at which time the company recorded and extinguishment of debt in the amount of $891,103.

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Full forgiveness of the loan was obtained by meeting certain SBA requirements. The entire loan was forgiven on July 21, 2021.

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

During the year ended December 31, 2021, we issued to one of our directors, secured Notes in the principal aggregate amount of $3, 478,125, including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, we have $3,278,125 as a remaining balance of these 2021 Notes and accrued interest of $149,040.

During the year ended December 31, 2021, we issued to Talkot Capital LLC, unsecured Notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2021, we have $271,875 as a remaining balance of these 2021 Notes and accrued interest of $23,200.

2022 Warrant Exercises

On February 7, 2022, seventeen warrant holders exercised their common stock purchase warrant for 3,163,190 shares at the exercise price of $.80 per share, resulting in additional capital of $2,530,552. As an inducement for the holder’s exercise of the warrants, we issued the holders 2,530,552 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

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

Our total engineering, research and development expenditures in 2021 and 2020 were $3,583,773 and $3,535,742, respectively.

Competition

Combining POS data, cognitive computing, and various marketing applications is relatively new. The majority of our competitors are start-ups or early stage growth companies helping to pioneer the technology necessary to extract POS data and integrate that data with technology channels such as mobile messaging, e-mail, social media, and others. Competitors in this arena include Punchh, Personica, Bridg, Sparkfly, Paytronix and PosIQ.

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

Employees

As of March 20, 2022, we had 37 employees, consisting of 19 full-time and one part-time in research and development, 12 full-time in sales and marketing, and six full-time in general and administrative.

Item 1A. Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2021, we had working capital deficit of $4,454,560. We raised $2,530,552 in warrant conversion in February 2022. While we believe that our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We had a lease through January 2021 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, were $20,140. We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period.

We have a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges.

Item 3. Legal Proceedings.

As of the date of this report, the company has one pending legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. We are currently in the process of settling with the claimant.

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

Year Ended December 31, 2021	High	Low
Fourth Quarter	$1.62	$1.34
Third Quarter	$1.77	$1.43
Second Quarter	$2.00	$1.35
First Quarter	$2.17	$1.53

Year Ended December 31, 2020	High	Low
Fourth Quarter	$1.85	$0.88
Third Quarter	$0.95	$0.65
Second Quarter	$0.89	$0.56
First Quarter	$1.11	$0.65

Holders of Record

As of March 20, 2021, there were 145 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2021 or 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2021 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2021. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	6,246,466	$1.20	(161,451)
Equity compensation plans approved by security holders	—	—	—
Total	6,246,466	$1.20	(161,451)

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

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two days as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

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

Recent Events

Unsecured Promissory Note Investments in 2020

During the year ended December 31, 2020, we issued to one of our directors, unsecured Notes in the principal aggregate amount of $700,000, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. We conducted the private placement of our securities in December 2020. The Note holder participated in the warrant exercise described below and settled principal of $1,200,000 of principal under our 2019 and 2020 private placement Notes in addition to accrued interest under the notes totaling $192,208, into 1,113,767 shares of our common stock. As of December 31, 2020, we had $500,000 as a remaining balance of these 2020 Notes and accrued interest of $8,958. This balance of $500,000 in principle and $43,750 in accrued interest was paid in full on June 30, 2021.

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Full forgiveness of the loan was obtained by meeting certain SBA requirements. The entire loan was forgiven on July 21, 2021, at which time the company recorded and extinguishment of debt in the amount of $891,103.

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

Unsecured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to Talkot Capital LLC, unsecured Notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2021, we have $271,875 as a remaining balance of these 2021 Notes and accrued interest of $23,200.

Secured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to one of our directors, Secured Notes in the principal aggregate amount of $3, 478,125, including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, we have $3,278,125 as a remaining balance of these 2021 Notes and accrued interest of $149,040

Warrant Exercises

On February 7, 2022 seventeen warrant holders exercised their common stock purchase warrant for 3,163,190 shares at the exercise price of $.80 per share, resulting in additional capital of $2,530,552. In February of 2022, warrant holders exercised warrants to purchase common stock at $.80 per share. As an inducement for the holder’s exercise of the warrants, we issued the holders 2,530,552 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the twelve months ended December 31, 2021 were $8,174,884, a decrease of $5,081,003, or 38.3%, compared to $13,255,887 for the twelve months ended December 31, 2020. This decrease is primarily due to the reduction of $1,683,274 of revenue from non-recurring engineering fees paid by a large customer to accelerate expanded capabilities of our Offers and Promotions solution in 2020 and a decrease in revenue of $1,683,270 due to restructuring of customer contract related to Smart Receipt services. In addition, there was a decrease in revenue of $600,000 for a contract cancelled in January of 2021.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2021 was $4,302,370, a decrease of $446,074, or 9%, compared to $4,748,444 for the twelve months ended December 31, 2020. This decrease is primarily due to lower messaging volume and decreased application costs associated with the decrease in volume. The gross profit margin was 47% and 64% for the twelve months ended December 31, 2021 and 2020, respectively. Lower gross profit margin in 2021 is primarily due to the reduction in non-recurring engineering revenues for 2021.

Bad Debt

Bad Debt expense for the twelve months ended December 31, 2021 was $774,312, an increase of $774,312, or 100%, compared to $0 for the twelve months ended December 31, 2020. This increase is due primarily to the restructuring of a large current contract that had 18 months of remaining ASC 606 deductions that were all recognized at the end of 2021.

General and Administrative

General and administrative expenses consist primarily of administrative salaries and personnel related expenses, legal fees, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2021 were $3,584,721, a decrease of $333,214, or 8%, compared to $3,917,935 for the twelve months ended December 31, 2020. The decrease in general and administrative expense was primarily due a decrease in office supplies due to limited use of the office during COVID-19.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2021 were $4,002,565, an increase of $1,676,856, or 72%, compared to $2,325,709 for the twelve months ended December 31, 2020. The increase in 2021 was due to the addition of sales and marketing personnel coupled with new marketing initiatives in the first half of 2021.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2021, were $3,583,773, an increase of $48,031 or 1%, compared to $3,535,742 for the twelve months ended December 31, 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2021, were $707,073 an increase of $32,131, or 4.8%, compared to $674,942 for the twelve months ended December 31, 2020. This increase is primarily attributable to the increased amortization of our developed and acquired technologies.

Intangible Asset Impairment

Intangible Asset Impairment expenses for the twelve months ended December 31, 2021 were $8,286, an decrease of $600, or 6.8%, compared to $8,886 for the twelve months ended December 31, 2020.

Goodwill Impairment

Goodwill Impairment expenses for the twelve months ended December 31, 2021 were $85,169, an increase of $85,169, or 100%, compared to $0 for the twelve months ended December 31, 2020. The increase is due to a decrease in expected cash flow for our current Belly products over the next five years.

Interest Income

Interest income consists of stated interest income on our cash balances.

Interest income for the twelve months ended December 31, 2021 was $5, compared to $1,221 for the twelve months ended December 31, 2020. This decrease of $1,216, or 99%, related to lower earnings on cash positions held throughout the year as compared to the prior year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2021 was $267,966, a decrease of $18,930, or 6.6%, compared to $286,896 for the twelve months ended December 31, 2020. The decrease is primarily attributable to the interest on short- and long-term borrowings during the year.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value.

Loss on disposal of fixed assets for the twelve months ended December 31, 2021 was $880, a decrease of $7,928 or 90%, compared $8,808 to the twelve months ended December 31, 2020. The decrease is due to reduced amount of assets that were disposed of during the year.

Loss on Settlement of Debt

Loss on settlement of debt consists of loss recognized with the conversion of related party notes that were converted to equity.

The loss on settlement for the twelve months ended December 31, 2021 was $0, a decrease of $668,260, or 100%, compared to $668,260 for the twelve months ended December 31, 2020.

Extinguishment of Debt

The gain on extinguishment of debt for the twelve months ended December 31, 2021 was $891,103, an increase of $891,103 or 100%, compared to $0 for the twelve months ending December 31, 2020. The increase was due to full forgiveness of the our Paycheck Protection Program loan.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2021 and 2020 was $1 Canadian equals $0.79 and $0.75 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $8,661 and a gain of $117 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have $735,424 of cash as of December 31, 2021. We had a net loss of $8.3 million for the year then ended, and we used $4.5 million of cash in our operating activities during 2021. We raised $2,530,552 in warrant conversion in February 2022. While we believe that our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

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

Cash Flows

	For the Year Ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(4,484,598)	$(1,329,111)
Investing activities	(378,472)	(297,195)
Financing activities	2,364,722	4,661,479
Effect of foreign currency translation on cash flow	(49,048)	(25,952)
Net change in cash	$(2,547,396)	$3,009,221

Operating Activities

We used cash in operating activities totaling $4,484,598 in 2021 and $1,329,111 in 2020, respectively. The increase in cash used in operating activities in 2020 compared to 2019 was due primarily to the expansion in our sales and marketing departments.

Investing Activities

Investing activities during 2021 included $299,253 of capitalized software development costs, $0 of purchases related to securing new patents and $79,219 of equipment purchases. Investing activities during 2020 included $266,365 of capitalized software development costs, $17,505 of purchases related to securing new patents, and $13,325 of equipment purchases.

Financing Activities

Financing activities for 2021 include net proceeds from the sale of common stock units of $0, proceeds from related party notes payable of $3,206,250 offset by payments on notes payable of $561,528 and payments of related party notes payable of $280,000.

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

During the years ended December 31, 2021 and 20120 two customers accounted for 73% and 77% of our revenues, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobivity Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

Houston, TX

March 30, 2022

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$735,424	$3,282,820
Accounts receivable, net of allowance for doubtful accounts of $56,340 and $33,848, respectively	578,303	305,693
Contracts receivable, current	—	943,904
Other current assets	227,458	272,736
Total current assets	1,541,185	4,805,153
Goodwill	411,183	496,352
Right to use lease assets	1,187,537	57,482
Intangible assets, net	1,124,720	1,368,329
Contracts receivable, long term	—	1,415,856
Other assets	173,325	25,230
TOTAL ASSETS	$4,437,950	$8,168,402
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,823,909	$1,935,411
Accrued interest	172,239	47,316
Accrued and deferred personnel compensation	495,533	224,881
Deferred revenue and customer deposits	377,170	606,597
Related party notes payable, net - current maturities	819,531	80,000
Notes payable, net - current maturities	69,052	561,676
Operating lease liability	229,240	58,173
Other current liabilities	9,071	566,303
Total current liabilities	5,995,745	4,080,357

Non-current liabilities
Related party notes payable, net - long-term	2,498,711	500,000
Notes payable, net - long-term	39,086	999,001
Operating lease liability	1,188,589	13,296
Other long-term liabilities	—	831,535
Total non-current liabilities	3,726,386	2,343,832
Total liabilities	9,722,131	6,424,189
Commitments and Contingencies (See Note 13)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,410,695 and 55,410,695, shares issued and outstanding	55,411	55,411
Equity payable	100,862	100,862
Additional paid-in capital	102,446,921	101,186,889
Accumulated other comprehensive income (loss)	(52,088)	(23,446)
Accumulated deficit	(107,835,287)	(99,575,503)
Total stockholders' equity (deficit)	(5,284,181)	1,744,213
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,437,950	$8,168,402

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2021	2020
Revenues
Revenues	$8,174,884	$13,255,887
Cost of revenues	4,302,370	4,748,444
Gross profit	3,872,514	8,507,443
Operating expenses
Bad Debt	774,312	—
General and administrative	3,584,721	3,917,935
Sales and marketing	4,002,565	2,325,709
Engineering, research, and development	3,583,773	3,535,742
Goodwill Impairment	85,169	—
Intangible asset impairment	8,286	8,886
Depreciation and amortization	707,073	674,942
Total operating expenses	12,745,899	10,463,214
Loss from operations	(8,873,385)	(1,955,771)
Other income/(expense)
Interest income	5	1,221
Gain on Extinguishment of Debt	891,103	—
Interest expense	(267,966)	(286,896)
Loss on disposal of fixed assets	(880)	(8,808)
Loss on settlement of debt	—	(668,260)
Foreign currency gain (loss)	(8,661)	117
Total other income (expense)	613,601	(962,626)
Loss before income taxes	(8,259,784)	(2,918,397)
Income tax expense	—	—
Net Loss	(8,259,784)	(2,918,397)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(28,642)	(32,226)
Comprehensive loss	$(8,288,426)	$(2,950,623)
Net loss per share:
Basic and Diluted	$(0.15)	$(0.06)
Weighted average number of shares:
Basic and Diluted	55,410,695	51,575,454

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2019	51,380,969	$51,381	$100,862	$94,781,738	$8,780	$(96,657,106)	$(1,714,345)
Issuance of common stock for cash	1,556,459	1,556	—	1,932,411	—	—	1,933,967
Issuance of common stock for debt settlement	1,359,500	1,360	—	1,639,448	—	—	1,640,808
Issuance of common stock for warrants exercised	1,113,767	1,114	—	2,059,354	—	—	2,060,468
Stock based compensation	—	—	—	773,938	—	—	773,938
Foreign currency translation adjustment	—	—	—	—	(32,226)	—	(32,226)
Net loss	—	—	—	—	—	(2,918,397)	(2,918,397)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Fair value of options issued with related party debt	—	—	—	262,758	—	—	262,758
Stock based compensation	—	—	—	997,274	—	—	997,274
Foreign currency translation adjustment	—	—	—	—	(28,642)	—	(28,642)
Net loss	—	—	—	—	—	(8,259,784)	(8,259,784)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(8,259,784)	$(2,918,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	774,312	25,583
Loss on settlement of debt	—	668,260
Gain on Extinguishment of Debt	(891,103)
Stock-based compensation	997,274	773,938
Loss on disposal of fixed assets	880	8,808
Intangible Asset Impairment	8,286	8,886
Goodwill Impairment	85,169
Depreciation and amortization expense	707,073	696,574
Amortization of debt discount	31,000	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(365,213)	282,734
Contracts receivable, current	—	(416,956)
Other current assets	40,133	338,233
Operating lease assets/liabilities	(2,575)	(33,590)
Contracts receivable, long-term	707,928	(155,485)
Other assets	2,330	14,040
Accounts payable	1,888,498	(1,321,012)
Accrued interest	168,673	204,232
Accrued and deferred personnel compensation	270,590	(20,402)
Other liabilities - non-current	(415,766)	91,317
Other liabilities - current	(2,876)	257,838
Deferred revenue and customer deposits	(229,427)	166,288
Net cash used in operating activities	(4,484,598)	(1,329,111)
INVESTING ACTIVITIES
Purchases of equipment	(79,219)	(13,325)
Cash paid for patents	—	(17,505)
Capitalized software development costs	(299,253)	(266,365)
Net cash used in investing activities	(378,472)	(297,195)
FINANCING ACTIVITIES
Payments on notes payable	(561,528)	(473,586)
Payments on related party notes payable	(280,000)	(60,700)
Proceeds from notes payable	—	920,990
Proceeds from related party notes payable	3,206,250	700,000
Proceeds from issuance of common stock, net of issuance costs	—	3,574,775
Net cash provided by financing activities	2,364,722	4,661,479

Effect of foreign currency translation on cash flow	(49,048)	(25,952)

Net change in cash	(2,547,396)	3,009,221
Cash at beginning of period	3,282,820	273,599
Cash at end of period	$735,424	$3,282,820
Supplemental disclosures:
Cash paid during period for:
Interest	$68,389	$75,464
Taxes	$—	$851
Non cash investing and financing activities:
Initial ROU asset and lease liability	$1,458,527	$1,392,208
Debt Discount on Related Party Debt	$262,658	$—
Fixed Assets contribution by lessor	$110,000	$—
Refinancing of debt-related party	$43,750	$—

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Notes to Consolidated Financial Statements

1. Nature of Operations

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

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing - as much data was being created every two days as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Live Lenz Inc. All significant intercompany balances and transactions have been eliminated.

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

As of December 31, 2021 and 2020, we recorded an allowance for doubtful accounts of $56,340 and $33,848, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2021, we had three customer whose balance represented 94% of total accounts receivable. As of December 31, 2020, we had two customers whose balance represented 77% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2021 and 2020. As a result of these tests, we a total impairment charges of $85,169.

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

The Company’s evaluation of its long-lived assets completed resulted in $8286 and $0 of intangible impairment expense during the years ended December 31, 2021 and December 31, 2020.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $0 for the year ended December 31, 2021 and $8,886 for the year ended December 31, 2020.

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

During the years ended December 31, 2021 and 2020, two customers accounted for 55% and 77% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the twelve months ended December 31, 2021 and 2020, the comprehensive loss was $8,288,426 and $2,950,623 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $962,049 and $399,266 for years ended December 31, 2021 and 2020, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $50,267 and $81,852 of expense related to those activities for the years ended December 31, 2021 and 2020, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2021 and 2020 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2021	2020
Outstanding employee options	6,246,466	6,007,552
Outstanding restricted stock units	1,685,141	1,436,728
Outstanding warrants	3,246,690	2,691,459
	11,178,297	10,135,739

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06” or the “ASU”). ASU No. 2020-06 requires that the if-converted method of computing diluted Earnings per Share. The company adopted January 1, 2022.

 3. Going Concern

We have $735,424 of cash as of December 31, 2021. We had a net loss of $8.3 million for the year then ended, and we used $4.5 million of cash in our operating activities during 2021. In 2020, we had a net loss of $2.9 million and used $1.3 million of cash in our operating expenses. We raised $2,530,552 in cash exercise of warrants in February 2022. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $107,835,287 as of December 31, 2021. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2021 and 2020:

Goodwill
December 31, 2019	$496,352
Acquired	—
Impairment	—
December 31, 2020	496,352
Acquired	—
Impairment	(85,169)
December 31, 2021	$411,183

We conducted our annual impairment test of goodwill as of December 31, 2021 and 2020, which resulted in impairment charges of $85,169.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$105,543	$(47,948)	$57,595	14	$197,528	$(126,499)	$71,029	14
Customer and merchant relationships	2,321,112	(1,775,579)	545,533	10	2,321,112	(1,678,727)	642,385	10
Trade name	197,955	(165,562)	32,393	10	197,950	(156,506)	41,444	10
Acquired technology	621,030	(508,839)	112,191	10	621,030	(492,539)	128,491	10
Non-compete agreement	79,300	(50,088)	29,212	2	79,300	(34,228)	45,072	2
	$3,324,940	$(2,548,017)	$776,924		$3,416,920	$(2,488,499)	$928,421

During the years ended December 31, 2021 and 2020, we recorded amortization expense related to our intangible assets of $163,760 and $150,701, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2021 and 2020, we recorded impairment of $8,286 and $0 respectively related to our intangible assets.

Expected future intangible asset amortization as of December 31, 2021 is as follows:

Year ending December 31,	Amount
2022	$142,945
2023	140,435
2024	103,839
2025	96,091
2025	96,091
Thereafter	197,523
Total	$776,924

5.  Software Development Costs

The Company has capitalized certain costs for software developed or obtained for internal use during the application development stage as it relates to specific contracts. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The balance is included in the net intangible assets on the balance sheet.

The following table presents details of our software development costs for the years ended December 31, 2021 and 2020:

December 31, 2021				December 31, 2020
Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,565,525	$(2,217,729)	$347,796	2	$2,266,272	$(1,826,364)	$439,908	2
$2,565,525	$(2,217,729)	$347,796		$2,266,272	$(1,826,364)	$439,908

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2021 and 2020, we capitalized $299,253 and $266,365 respectively of software development. We recorded amortization expense for software development costs of $391,365 and $518,087, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2021 and 2020, we recorded impairment charges of $0 and $8,886, respectively related to our software development costs.

The estimated future amortization expense of software development costs as of December 31, 2021 is as follows:

Year ending December 31,	Amount
2022	255,501
2023	92,288
2024	8
2025	—
2025	—
Thereafter	—
Total	$347,797

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2020:

Leases	Classification	Balance at December 31, 2021
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	1,187,537
Total lease assets		$1,187,537

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$229,240
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,188,589
Total lease liabilities		$1,417,829

During the year ended December 31, 2021, we recorded amortization expense of $106,302 and during the year ended December 31, 2020, we recorded a credit to amortization expense of $17,214 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $258,368 and $317,774 for the years ended December 31, 2021 and 2020, respectively.

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

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2022	$318,055
2023	324,220
2024	330,894
2025	337,567
2026	344,241
Thereafter	28,735
Total future lease payments	1,683,712
Less: imputed interest	(265,883)
Total	$1,417,829

Weighted Average Remaining Lease Term (years)
Operating leases	6.00

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

Notes Payable

The following table presents details of our notes payable as of December 31, 2021 and 2020:

Facility	Maturity	Interest Rate	Balance at December 31, 2021	Balance at December 31, 2020
BDC Term Loan	October 15, 2021	23.5%	$—	$160,088
ACOA Note	February 1, 2024	—	76,642	111,430
Wintrust Bank	November 1, 2021	Prime + 1.5%	—	366,666
TD Bank	December 31, 2022	—	31,496	31,390
Chase Bank	April 10, 2022	1%	—	891,103
Related Party Notes	various	15%	3,318,242	580,000
Total Debt			3,426,380	2,140,677
Less current portion			(888,583)	(641,676)
Long-term debt, net of current portion			$2,537,797	$1,499,001

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2022	$1,106,676
2023	1,808,523
2024	447,231
2025	63,950
2026	—
Thereafter	—
Total future debt payments	3,426,380

BDC Term Loan

On January 8, 2016, Livelenz, a wholly-owned subsidiary of the Company (“Livelenz”), entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan would have matured, and the commitments would have terminated on September 15, 2019.

On July 26, 2019, Livelenz, entered into an amendment of their original loan agreement dated August 26, 2011 with the Business Development Bank of Canada (“BDC”). Under this agreement the loan will mature, and the commitments will terminate on October 15, 2021. In accordance with the amendment, the Company will commence monthly payments beginning on August 15, 2019 of principal in the amount of $8,500 CAD in addition to the monthly payment of accrued interest at 23.5%. These payments increased to $10,000 CAD on November 15, 2019, $12,000 CAD on May 15, 2020, and will increase to $14,000 CAD on March 15, 2021with the final payments of $16,000 CAD on September 15, 2021.

During year ended December 31, 2021 the BDC loan was repaid in full with the final payment $80,000 CAD on October 15, 2021 in addition to the monthly interest. During the twelve months ended December 31, 2020 we repaid $88,000 CAD of principal.

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

During the twelve months ended December 31, 2021 $45,052 CAD in principle was paid toward the ACOA loan.

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

On August 7, 2020, the Company entered into an amendment of their original loan agreement dated November 14, 2018 with Wintrust Bank. Under this agreement, the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants, which were waived upon execution of the amendment and there were no defaults after the amendment. During the twelve months ended December 31, 2020, we repaid $400,000 of principal. The loan was paid in full on June 30, 2021.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This note bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements. The entire loan was forgiven on July 21, 2021, at which time the company recorded a gain on extinguishment of debt in the amount of $891,103.

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

Related Party Notes

During February 2018, we conducted a private placement of Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $1,080,000 to certain investors, officers and directors of the Company. Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than December 1, 2018. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. During 2019, we repaid $1,000,000 and had $80,000 as a remaining balance of these Notes plus accrued interest. As of December 31, 2021 the balance is $0.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. As of December 31, 2021, we have accrued interest of $149,040. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

During the twelve month period ending December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $262,758 using the Black-Scholes option valuation model as of December 31, 2021.

On July 1, 2021 we entered into an Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $271,875 to certain investors, officers and directors of the Company. Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than July 1, 2023. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

During the twelve month period ending December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $262,758 using the Black-Scholes option valuation model as of December 31, 2021.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Interest expense	$267,966	$286,896
Total interest expense	$267,966	$286,896

8. Common Stock and Equity Payable

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

On December 31, 2021, the Company recorded stock-based compensation expense of $260,003 related to restricted stock units for members of our board of directors.

As of December 31, 2020 we had an equity payable balance of $100,862.

2021

During the year ended December 31, 2021, the Company did not issue any shares but, recorded stock-based compensation expense of $260,005 related to restricted stock units for members of our board of directors. The company recorded stock-based compensation expense of $187,501 related to restricted stock units for employee compensation.

9. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan and the 2013 Incentive Stock Option Plan under which we have granted stock options to our directors, officers and employees. As of December 31, 2021, 6,246,466 shares were authorized under the plans and 30,263,320 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,781,884	$1.15	7.16	$527,868
Granted	1,545,000	$1.19	—	$—
Exercised	(15,000)	$0.48	—	$—
Forfeit/canceled	(814,068)	$0.94	—	$—
Expired	(490,264)	$1.07	—	$—
Outstanding at December 31, 2020	6,007,552	$1.20	6.77	$4,056,639
Granted	637,500	$1.56	—	$—
Exercised	—	$1.61	—	$—
Forfeit/canceled	(272,029)	$2.18	—	$—
Expired	(126,557)	$1.17	—	$—
Outstanding at December 31, 2021	6,246,466	$1.20	7.17	$2,500,847

Expected to vest at December 31, 2021	6,246,466	$1.20	6.14	$4,056,639
Exercisable at December 31, 2021	4,063,765	$1.17	4.84	$2,252,766
Unrecognized expense at December 31, 2021	$1,527,647

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2021, options to purchase 1,692,332 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2021 and 2020 was $0.99 and $0.79, respectively.

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

2021

On March 26, 2021, the Company granted five employee a total of 67,500 options to purchase shares of the Company common stock at the closing price as of March 26, 2021, of $1.80 per share. The Option Shares will vest ratably over forty-eight (48) months and are exercisable until March 26, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.97% and an option fair value of $1.16 was $78,492.

On May 17, 2021, the Company granted one employee a total of 20,000 options to purchase shares of the Company common stock at the closing price as of May 17, 2021, of $1.67 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until January 21, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.79% and an option fair value of $0.93 was $18,628.

On August 11, 2021, the Company granted one employee a total of 5,000 options to purchase shares of the Company common stock at the closing price as of August 11, 2021, of $1.53 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until August 11, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.29% and an option fair value of $1.12 was $5,606.

On December 15, 2021, the Company granted nineteen employees a total of 545,000 options to purchase shares of the Company common stock at the closing price as of December 15, 2021, of $1.53 per share. The option shares will vest ratably over forty-eight (48) months and are exercisable until February 18, 2029. The total estimated value using the Black-Scholes Model, based on a volatility rate of 71.53% and an option fair value of $.97 was $528,434.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended
	December 31,
	2021	2020
General and administrative	$289,782	$267,306
Sales and marketing	81,093	75,235
Engineering, research, and development	178,893	171,394
	$549,768	$513,935

As of December 31, 2021, there was approximately $1,527,647 of unearned stock-based compensation that will be expensed from 2022 through 2026. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Risk-free interest rate	0.42% to 0.58%	0.42% to 0.58%
Expected life (years)	6.00	6.00
Expected dividend yield	—	—
Expected volatility	59.90% to 80.26%	77.36% to 78.21%

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

The expected volatility in 2021 and 2020 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,152,248	$0.86	—	$1,120,404
Awarded	284,480	$0.91	—	$60,003
Released	—	$—	—	$—
Canceled/forfeited/expired	—	$—	—	$—
Outstanding at December 31, 2020	1,436,728	$0.86	—	$1,180,407
Awarded	654,663	$1.77	—	$260,005
Released	—	$—	—	$—
Canceled/forfeited/expired	(406,250)	$2	—	$(192,339)
Outstanding at December 31, 2021	1,685,141	$1.18	—	$1,248,073

Vested at December 31, 2021	1,685,141	$—	—	$2,595,117
Unvested at December 31, 2021	—	$—	—	$—
Unrecognized expense at December 31, 2021	$—

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

In the twelve months ended December 31, 2020, the company recorded $260,003 respectively, in restricted stock units as board compensation.

2021

On March 26, 2021 an employee was granted 500,000 restricted stock units. These restricted stock units were issued as compensation The units were valued at $900,000 or $1.80 per share, based on the closing stock price on the date of grant. units vested 1/48th monthly for four years. The total units vested in 2021 were 114,583.

On March 26, 2021 the Company issued to four independent directors a total of 36,112 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the first quarter of 2021. The units were valued at $65,000 or $1.80 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) March 26, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On May 12, 2021, the Company granted four independent directors a total of 38,924 restricted stock units. The units were valued at $65,000 or $1.67 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) May 12, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On August 11, 2021, the Company granted four independent directors a total of 37,144 restricted stock units. The units were valued at $65,000 or $1.75 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) August 11, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 15, 2021, the Company granted four independent directors a total of 42,484 restricted stock units. The units were valued at $65,000 or $1.53 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the twelve months ended December 31, 2021, the company recorded $447,506 in restricted stock units as board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2021 and 2020 was as follows:

	Years Ended
	December 31,
	2021	2020
General and administrative	$260,005	$260,003
Sales and Marketing	187,501	—
	$447,506	$260,003

10. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	3,358,459	$1.23	1.27
Granted	2,666,459	$—	—
Exercised	(2,900,959)	$—	—
Canceled/forfeited/expired	(432,500)	$—	—
Outstanding at December 31, 2020	2,691,459	$1.99	2.94
Granted	580,231	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(25,000)	$—	—
Outstanding at December 31, 2021	3,246,690	$2.26	3.59

We did not record any stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively in connection with the exercise of investor-based warrants.

Warrants Exercised in 2020

During year ending December 31, 2021 no warrants were exercized.

11. Income Taxes

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

For the years ended December 31, 2021 and 2020 the provisions for income taxes were as follows:

	2021	2020
Federal – current	$—	$—
State – current	—	—
Foreign – current	—	—
Total	$—	$—

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforwards	$16,915,000	$14,881,000
Stock based compensation	4,372,000	4,094,000
Accrued compensation	31,000	19,000
Depreciation and amortization	3,783,000	3,867,000
Other	2,000	—
Total deferred tax assets	25,103,000	22,861,000
Valuation allowance for net deferred tax assets	(25,103,000)	(22,861,000)
Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2021 and 2020 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2021 was an increase of approximately $2,479,000. The net change in the total valuation allowance for the year ended December 31, 2020 was an increase of approximately $568,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses orf due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2021, the Company has available net operating loss carryforwards of approximately $64,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $61,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Computed expected tax expense	$(1,735,000)	$(613,000)
State taxes, net of federal benefit	(799,000)	(141,000)
Expiration of NOL carryforwards	87,000	44,000
Other	(32,000)	142,000
Change in valuation allowance	2,479,000	568,000
Total	$—	$—

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2021, no accrued interest or penalties are recorded in the financial statements.

12. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,124,720	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$496,352	$—
Intangibles, net (non-recurring)	$—	$—	$1,368,329	$—

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

13. Commitments and Contingencies

Litigation

As of the date of this report, the company has one pending legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. We are currently in the process of settling with the claimant.

Operating Lease

As described in Note 6, the Company had a lease through January 2021 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $20,140. As of December 31, 2021, we have an operating lease asset balance for this lease of $0 and an operating lease liability balance for this lease of $0 recorded in accordance with ASC 842.

We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. As of December 31, 2021, we have an operating lease asset balance for this lease of $1,177,094 and an operating lease liability balance for this lease of $1,404,533 recorded in accordance with ASC 842.

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges. As of December 31, 2021, we have an operating lease asset balance for this lease of $10,443 and an operating lease liability balance for this lease of $13,296 recorded in accordance with ASC 842.

14. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2021 and 2020, the Company made no contributions to the Plan.

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

Unsecured Promissory Note Investments in 2021

On July 1, 2021 we entered into an Unsecured Promissory Notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of $271,875 to certain investors, officers and directors of the Company. Each Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than July 1, 2023. We may prepay any of the Notes without notice, subject to a two percent (2%) pre-payment penalty. The Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

Secured Promissory Note Investment in 2021

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. As of December 31, 2021, we have accrued interest of $149,040. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

During the twelve month period ending December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $262,758 using the Black-Scholes option valuation model as of December 31, 2021.

16. Subsequent Events

2022 Warrants Exercise

On February 7, 2022 seventeen warrant holders exercised their common stock purchase warrant for 3,163,190 shares at the exercise price of $.80 per share, resulting in additional capital of $2,530,552. As an inducement for the holder’s exercise of the warrants, we issued the holders 2,530,552 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2021 and 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 20, 2022:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Audit Committee

During the year ended December 31, 2021, our audit committee was comprised of Thomas Akin, John Harris, and Doug Schneider. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Compensation Committee

During the year ended December 31, 2021, our compensation committee was comprised of John Harris, Phil Guarscio and Tom Akin. Mr. Harris currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2021, our governance and nominating committee was comprised of Phil Guarscio, John Harris and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11. Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer and our other two most highly paid executive officers for the years ended December 31, 2021 and 2020. In reviewing the table, please note that:

•Lynn Tiscareno served as our Chief Financial Officer from August 2019 to December 6, 2020; and

•Lisa Brennan has served as our Chief Financial Officer since December 7, 2020.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2020	$310,000	$65,000	$—	$—	$—	$375,000
	2020	$296,646	$—	$—	$—	$—	$296,646
Lisa Brennan, CFO	2021	$225,000	$—	$—	$—	$—	$225,000
	2020	$12,981	$—	$—	$615,495	$—	$628,476
Lynn Tiscareno, former CFO	2021	$923	$15,000	$—	$—	$—	$15,923
	2020	$177,877	$—	$—	$95,358	$—	$273,235

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

Outstanding Equity Awards at December 31, 2021*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	—	$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	—	$1.80	6/17/2023
Dennis Becker, CEO & Chairman	1,000,000	—	$0.60	5/15/2027
Dennis Becker, CEO & Chairman	500,000	500,000	$1.04	5/17/2029
Lisa Brennan, CFO	450,000	150,000	$1.55	12/7/2030

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

2021 Director Compensation Table

Name	Fees Earned	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$—	$—	$—	$—	$—	$65,000
John Harris	$65,000	$—	$—	$—	$—	$—	$65,000
Thomas Akin	$65,000	$—	$—	$—	$—	$—	$65,000
Phil Guarascio	$65,000	$—	$—	$—	$—	$—	$65,000

The Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2021.

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

(1)Applicable percentage of ownership is based upon 55,410,695 shares of common stock outstanding as of March 23, 2022.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. As of December 31, 2021, we have accrued interest of $149,040. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

During the twelve month period ending December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $262,758 using the Black-Scholes option valuation model as of December 31, 2021.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2021 and 2020 by M&K CPAs, our principal auditors for such periods. All fees described below were approved by the board of directors.

	2021	2020
Audit Fees	$41,000	$56,000
Audit-Related Fees	33,000	31,500
Tax Fees	6,000	5,574
All Other Fees	—	—
Total Fees	$80,000	$93,074

Board of Directors’ Pre-Approval Policies and Procedures

The board of directors has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, M&K CPAs, who’s firm ID is 2738. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the board’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service.

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

DATE: March 30, 2022	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	March 30, 2022

/s/ Lisa Brennan	Chief Financial Officer	March 30, 2022

/s/ Philip Guarascio	Director	March 30, 2022

/s/ John Harris	Director	March 30, 2022

/s/ Doug Schneider	Director	March 30, 2022

/s/ Thomas Akin	Director	March 30, 2022