Form 10-Q
period 2022-03-31
MOBIVITY HOLDINGS CORP.
filed 2022-05-16
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 58,598,885 shares of common stock, par value $0.001, of the registrant issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,455,147	$735,424
Accounts receivable, net of allowance for doubtful accounts of $53,514 and $56,340, respectively	491,004	578,303
Other current assets	333,207	227,458
Total current assets	2,279,358	1,541,185
Goodwill	411,183	411,183
Right to use lease assets	1,132,317	1,187,537
Intangible assets, net	1,015,690	1,124,720
Other assets	157,366	173,325
TOTAL ASSETS	$4,995,914	$4,437,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,503,464	$3,823,909
Accrued interest	305,364	172,239
Accrued and deferred personnel compensation	292,430	495,533
Deferred revenue and customer deposits	173,379	377,170
Related party notes payable	1,479,167	819,531
Notes payable, net - current maturities	41,577	69,052
Operating lease liability	237,761	229,240
Other current liabilities	—	9,071
Total current liabilities	6,033,142	5,995,745

Non-current liabilities
Related party notes payable, net - long term	1,857,079	2,498,711
Notes payable, net - long term	61,794	39,086
Operating lease liability	1,127,670	1,188,589
Total non-current liabilities	3,046,543	3,726,386
Total liabilities	9,079,685	9,722,131

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,598,885 and 55,410,695, shares issued and outstanding	58,599	55,411
Equity payable	100,862	100,862
Additional paid-in capital	105,590,137	102,446,921
Accumulated other comprehensive income (loss)	(64,983)	(52,088)

Accumulated deficit	(109,768,386)	(107,835,287)
Total stockholders' equity (deficit)	(4,083,771)	(5,284,181)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,995,914	$4,437,950

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Revenues	$2,029,569	$2,457,590
Cost of revenues	1,174,948	1,041,795
Gross profit	854,621	1,415,795

Operating expenses
General and administrative	1,207,176	1,289,370
Sales and marketing	597,501	896,750
Engineering, research, and development	702,223	723,950
Impairment of intangible asset	—	8,286
Depreciation and amortization	124,312	158,227
Total operating expenses	2,631,212	3,076,583

Loss from operations	(1,776,591)	(1,660,788)

Other income/(expense)
Interest income	—	5
Interest expense	(159,827)	(32,516)
Foreign currency gain (loss)	3,319	(474)
Total other income/(expense)	(156,508)	(32,985)
Loss before income taxes	(1,933,099)	(1,693,773)
Income tax expense	—	—
Net loss:	(1,933,099)	(1,693,773)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(12,895)	(9,678)
Comprehensive loss	$(1,945,994)	$(1,703,451)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.03)
Weighted average number of shares:
Basic and Diluted	57,233,309	55,410,695

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	101,186,889	$(23,446)	(99,575,503)	1,744,213
Stock based compensation	—	—	—	228,623	—	—	228,623
Foreign currency translation adjustment	—	—	—	—	(9,678)	—	(9,678)
Net loss	—	—	—	—	—	(1,693,773)	(1,693,773)
Balance, March 31, 2021	55,410,695	$55,411	$100,862	$101,415,512	$(33,124)	$(101,269,276)	$269,385

	Common Stock		Equity	Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	$3,188	$—	2,547,365	$—	$—	$2,550,553
Fair value of options issued with related party lue of debt	—	—	—	6,201	—	—	6,201
Stock based compensation	—	—	—	589,650	—	—	589,650
Foreign currency translation adjustment	—	—	—	—	(12,895)	—	(12,895)
Net loss	—	—	—	—	—	(1,933,099)	(1,933,099)
Balance, March 31, 2022	58,598,885	$58,599	$100,862	$105,590,137	$(64,983)	$(109,768,386)	$(4,083,771)

See accompanying notes to consolidated financial statements (unaudited).

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(1,933,099)	$(1,693,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(10,705)	11,297
Stock-based compensation	589,650	228,623
Intangible asset impairment	—	8,286
Depreciation and amortization expense	124,312	141,591
Amortization of Debt Discount	24,205	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	98,004	(1,071,359)
Other current assets	(105,749)	(70,901)
Operating lease assets/liabilities	2,822	16,636
Contracts receivable, long-term	—	235,976
Other assets	—	(108,652)
Accounts payable	(320,445)	308,399
Accrued interest	133,125	(15,775)
Accrued and deferred personnel compensation	(203,103)	248,828
Other liabilities - non-current	(9,071)	(138,589)
Other liabilities - current	—	(36,130)
Deferred revenue and customer deposits	(203,791)	33,584
Net cash used in operating activities	(1,813,845)	(1,901,959)

INVESTING ACTIVITIES
Purchases of equipment	—	(75,852)
Capitalized software development costs	—	(50,588)
Net cash used in investing activities	—	(126,440)

FINANCING ACTIVITIES
Payments on notes payable	(6,354)	(141,058)
Payments on related party notes payable	—	(80,000)
Proceeds from conversion of common stock warrants	2,550,553	—
Net cash provided by (used in) financing activities	2,544,199	(221,058)

Effect of foreign currency translation on cash flow	(10,631)	(6,155)

Net change in cash	719,723	(2,255,612)
Cash at beginning of period	735,424	3,282,820
Cash at end of period	$1,455,147	$1,027,208
Supplemental disclosures:
Cash paid during period for:
Interest	$—	$29,541
Non Cash investing and financing analysis:
Fair Value of Options issued with related party debt	$6,201	$—
Fixed Asset Contributed by Lessor	—	110,000
Initial ROU and asset and least liability	—	1,458,527

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

As of March 31, 2022, and December 31, 2021, we recorded an allowance for doubtful accounts of $53,514 and $56,340, respectively.

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

We conducted our annual impairment tests of goodwill as of December 31, 2021. As a result of these tests, we had a total impairment charges of $85,169.

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, non-compete agreements, and software development costs. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one year to twenty years. No significant residual value is estimated for intangible assets.

The Company’s evaluation of its long-lived assets completed resulted in $0 and $8,286 of intangible impairment expense during the quarters ended March 31, 2022 and March 31, 2021.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer.The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $0 for the quarter ended March 31, 2022 and $0 for the year ended December 31, 2021..

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

During the three months ended March 31, 2022 and 2021, two customers accounted for 53% and 64% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three months ended March 31, 2022 and 2021, the comprehensive loss was $1,945,994, and $1,703,451 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $163,734 and $188,343 for the three months ended March 31, 2022 and 2021, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $10,000 and $0 of expense related to those activities for the three months ended March 31, 2022 and 2021, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2022 and 2021, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Going Concern

We have $1,455,147 of cash as of March 31, 2022. We had a net loss of $1.9 million for the quarter then ended, and we used $1.8 million of cash in our operating activities during the quarter ended March 31, 2022. In 2021, we had a net loss of $8.3 million and used $4.5 million of cash in our operating expenses. We raised $2,550,553 in cash exercise of warrants in February 2022. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $109,768,386 as of March 31, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at March 31, 2022 and December 31, 2021 was $411,183.

The following table presents details of our purchased intangible assets as of March 31, 2022 and December 31, 2021:

Intangible assets

	Balance at December 31, 2021	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2022
Patents and trademarks	$57,595	$—	$—	$(4,376)	$3,147	$56,366
Customer and merchant relationships	545,533	—	—	(24,213)	—	521,320
Trade name	32,393	—	—	(2,259)	—	30,134
Acquired technology	112,191	—	—	(4,075)	—	108,116
Non-compete agreements	29,212	—	—	(3,965)	—	25,247
	$776,924	$—	$—	$(38,888)	$3,147	$741,183

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $38,888 and $36,004 for the three months ended March 31, 202 and 2021, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2022 is as follows:

Year ending December 31,	Amount
2022	$111,085
2023	145,606
2024	109,009
2025	101,261
2026	101,261
Thereafter	172,961
Total	$741,183

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

The following table presents details of our software development costs as of March 31, 2022 and December 31, 2021:

	Balance at December 31, 2021	Additions	Amortization	Balance at March 31, 2022
Software Development Costs	$347,796	$	$(73,289)	$274,507
	$347,796	$	$(73,289)	$274,507

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $73,289 and $99,209 for the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization expense of software development costs as of March 31, 2022 is as follows:

Year ending December 31,	Amount
2022	$182,021
2023	92,161
2024	325
2025	—
2026	—
Thereafter	—
Total	$274,507

5. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021 for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period and a deposit for $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of March 31, 2022, we have an operating lease asset balance of $1,132,317 and an operating lease liability balance of $1,365,431 recorded in accordance with ASC 842.

The following are additional details related to leases recorded on our balance sheet as of March 31, 2022:

Leases	Classification	Balance at March 31, 2022
Assets
Current
Operating lease assets	Operating lease assets	$
Noncurrent
Operating lease assets	Noncurrent operating lease assets		$1,132,317
Total lease assets			$1,132,317

Liabilities
Current
Operating lease liabilities	Operating lease liabilities		$237,761
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities		$1,127,670
Total lease liabilities			$1,365,431

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2022	$241,949
2023	324,221
2024	330,894
2025	337,568
2026	344,241
Thereafter	28,733
Total future lease payments	1,607,606
Less: imputed interest	(242,175)
Total	$1,365,431

Weighted Average Remaining Lease Term (years)
Operating leases	5.6

Weighted Average Discount Rate
Operating leases	6.75%

6. Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2022 and December 31, 2021:

Facility	Maturity	Interest Rate	Balance at March 31, 2022	Balance at Dcember 31, 2021
ACOA Note	February 1, 2024	—	71,389	76,642
TD Bank	December 31, 2022	—	31,982	31,496
Related Party Note	various	15%	3,336,246	3,318,242
Total Debt			3,439,617	3,426,380
Less current portion			1,520,744	888,583
Long-term debt, net of current portion			$1,918,873	$2,537,797

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April-December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the three months ended March 31, 2022 we repaid $6,554 USD of principal.

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

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. As of December 31, 2021, we have accrued interest of $149,040. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three year period at an exercise price equal to the VWAP.

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

During the twelve month period ending December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $286,296 using the Black-Scholes option valuation model as of March 31, 2022.

During the three month period ending March 31, 2021, the Company issued warrants to purchase an aggregate of 20,339 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is 6,201 using the Black-Scholes option valuation model as of March 31, 2022

Interest Expense

Interest expense was $159,827 and $32,516 during the three months ended March 31, 2022 and 2021, respectively.

7. Stockholders’ Equity

Common Stock

2021

During the year ended December 31, 2021, the Company did not issue any shares but, recorded stock-based compensation expense of $260,005 related to restricted stock units for members of our board of directors. The company recorded stock-based compensation expense of $187,501 related to restricted stock units for employee compensation.

2022

On February 9, 2022 seventeen warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three year period expiring in February 2025 and recorded additional stock-based expense of $382,048

During the quarter ended March 31, 2022 the Company recorded stock-based compensation expense of $65,002 related to restricted stock units for members of our board of directors. The company recorded stock-based compensation expense of $207,603 related to stock units for employee compensation.

As of March 31, 2021 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2022.

Options
Outstanding at December 31, 2020	6,007,552
Granted	637,500
Exercised	—
Forfeit/canceled	(272,029)
Expired	(126,557)
Outstanding at December 31, 2021	6,246,466
Granted	150,000
Exercised	—
Forfeit/canceled	(65,000)
Expired	(10,250)
Outstanding at March 31, 2022	6,321,216

The weighted average exercise price of stock options granted during the period was $0.83 and the related weighted average grant date fair value was $0.54 per share.

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

2022

On March 29, 2022, the Company granted one employee 150,000 options to purchase shares of the Company common stock at the closing price as of March 29, 2022, of $0.8289 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 72.33% and an option fair value of $0.54 was $81,035.

 Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$128,246	$84,130
Sales and marketing	12,867	32,745
Engineering, research, and development	66,490	43,052
	$207,603	$159,927

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	2.47%	1.01%
Expected life (years)	6.00	6.00
Expected dividend yield	—%	—%
Expected volatility	72.33%	73.97%

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

The expected volatility in 2022 and 2021 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2021 and for the three months ended March 31, 2022:

Shares
Outstanding at December 31, 2020	1,436,728
Awarded	654,663
Released	—
Canceled/forfeited/expired	(406,250)
Outstanding at December 31, 2021	1,685,141
Awarded	78,420
Released	—
Canceled/forfeited/expired	—
Outstanding at March 31, 2022	1,763,561

Expected to vest at March 31, 2022	1,763,561
Vested at March 31, 2022	1,763,561
Unvested at March 31, 2022	—
Unrecognized expense at March 31, 2022	$—

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

On March 26, 2021, the Company granted to one employee 1,000,000 restricted shares of the Company’s Common Stock at the closing price as of March 26, 2021 of $1.80 per share. The restricted stock will vest as follows (a) 50% of the restricted shares will vest ratably over forty eight months; (b) 15% of the restricted shares will vest upon the Company achieving $25,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing twelve months following the end of a reporting quarter; (c) the final 35% of the restricted shares will vest upon the Company achieving $50,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing twelve months following the end of a reporting quarter. Vesting is dependent on the employee’s continued employment with the Company. All of the 1,000,000 restricted shares will include a single trigger accelerated vesting should the Company undergo a change of control after August 1, 2021. If the Company undergoes a change of control prior to August 1, 2021, 300,000 of the restricted shares would be eligible for single trigger accelerated vesting.

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

2022

On March 29, 2022 the company grated granted four independent directors a total of 78,420 restricted stock units. The units were valued at $65,002 or $0.829 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of Common Stock associated with the Restricted Stock Unit evidenced by this Agreement will be issued to the director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the three months ended March 31, 2022, the company recorded $65,002 in restricted stock units as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$65,002	$65,002
Sales and marketing	$—	$3,694
	$65,002	$68,696

As of March 31, 2022, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrant as of March 31, 2022 and the years ended for the year ended December 31, 2021 and, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	2,691,459	$1.99	2.94
Granted	580,231	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(25,000)	$—	—
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	3,208,529	$—	—
Exercised	(3,188,190)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at March 31, 2022	3,267,029	$0.83	2.85

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

2022

On February 9, 2022 seventeen warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three year period expiring in February 2025.

During the quarter ended March 31, 2021 he company recorded $382,048 of stock-based expense related to warrants issued during the warrant conversion offer on February 9, 2022.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,015,690	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,124,720	$—

9. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 5, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period. As of March 31, 2022, we have an operating lease asset balance for this lease of $1,129,679 and an operating lease liability balance for this lease of $1,362,079 recorded in accordance with ASC 842

The Company also has a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $2,665 to $3,371 per month, excluding common area maintenance charges. As of March 31, 2022, we have an operating lease asset balance for this lease of $2,638 and an operating lease liability balance for this lease of $3,352 recorded in accordance with ASC 842.

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

Secured Promissory Note Investments

2021

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of March 31, 2022, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility. As of December 31, 2021, we have accrued interest of $149,040. The loan is secured by all our tangible and intangible assets including intellectual property. We will repay the principal amount plus accrued interest in 24 equal monthly installments commencing on June 30, 2022 and ending on June 30, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Note without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three year period at an exercise price equal to the VWAP.

11. Subsequent Events

On April 30, 2022 our lease on the office located in Halifax, Nova Scotia expired. We did not renew the lease.

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

Unsecured Promissory Note Investments in 2022

As of March 31, 2022, we have $271,875 as a remaining balance of these 2021 Notes and accrued interest of $38,937

Secured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to one of our directors, Secured Notes in the principal aggregate amount of $3, 478,125, including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, we have $3,278,125 as a remaining balance of these 2021 Notes and accrued interest of $149,040

Secured Note Investments in 2022

During the three months period ending March 31, 2022, the Company issued warrants to purchase an aggregate of 20,339 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $6,201 using the Black-Scholes option valuation model as of March 31, 2022.

As of March 31, 2022, we have a principal balance of $3,278,125, discount of $213,754, and accrued interest of $266,427 outstanding under the said Credit Agreement.

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

Revenues for the three months ended March 31, 2022, were $2,029,569 a decrease of $428,021 or 17% compared to the same period in 2021.

This decrease is primarily due to a decrease in revenue of $420,817 quarterly due to restructuring of customer contract related to Smart Receipt services.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, messaging related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2022, was $1,174,948, an increase of $131,153, or 13%, compared to the same period in 2021.

This increase is primarily due to an increase in customer acquisitions costs.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $82,194 or 6%, to $1,207,176 during the three months ended March 31, 2022, compared to $1,289,370 for the same period in 2021. The decrease in general and administrative expense was primarily due a decrease in subscriptions, share based compensation and legal fees.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Sales and marketing expenses decreased $299,249 or 33%, to $597,501 during the three months ended March 31, 2022, compared to $896,750 for the same period in 2021. The decrease is primarily due to reductions in payroll expense and share based compensation and recruiting fees.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $21,727 or 3%, to $702,223 during the three months ended March 31, 2022, compared to $723,950 for the same period in 2021. This decrease is primarily due to the a reduction on payroll expenses.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets decreased 100% from $8,286 to $0 for the three months ended March 31, 2021, compared to the same period in 2021.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $33,915 or 21%, to $124,312 during the three months ended March 31, 2022 compared to the same period in 2021.This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income decreased $5 or 100% to $0, during the three months ended March 31, 2022, compared to the same period in 2021. This decrease in interest income is related to lower earnings on cash positions held throughout the year compared to the previous year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $127,311, or 392%, during the three months ended March 31, 2022, compared to $32,516 in the same period in 2021. This increase in interest expense is primarily related to an increase of borrowings from our related parties.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three ended March 31, 2022, was $1 Canadian equals $0.79 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.79 during the same period of 2021. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $3,319 and a loss of $474 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had current assets of $2,279,358, including $1,455,147 in cash, and current liabilities of $6,033,142, resulting in a working capital deficit of $3,753,789.

We believe as of the date of this report, we do not have the working capital on hand, along with our expected cash flow from operations and budget reductions, to fund our current level of operations at least through the end of the next twelve months. However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

	Three Months
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(1,813,845)	$(1,901,959)
Investing activities	—	(126,440)
Financing activities	2,544,199	(221,058)
Effect of foreign currency translation on cash flow	(10,631)	(6,155)
Net change in cash	$719,723	$(2,255,612)

Operating Activities

We used cash from operating activities totaling $1,813,845 during the three months ended March 31, 2022 and used cash from operating activities totaling $1,901,959 during the three months ended March 31, 2021. The increase in cash used in operations was primarily due to an increase in net loss of $1,551,051.

Investing Activities

Investing activities during the three months ended March 31, 2022, consisted of $0 of equipment purchases and $0 of capitalized software development costs.

Financing Activities

Financing activities during the three months ended March 31, 2022, consisted of $ 2,550,553 additional paid in capital from a warrant conversion to common stock and $6,354 in payment on notes payable,

Critical Accounting Policies and Estimates

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2022 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobivity Holdings Corp.

Date: May 16, 2022	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)