Form 10-Q
period 2022-06-30
MOBIVITY HOLDINGS CORP.
filed 2022-08-15
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53851

Mobivity Holdings Corp.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-3439095
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3133 West Frye Road, # 215

Chandler, Arizona 85226

(Address of Principal Executive Offices)

(877) 282-7660

(Registrant’s Telephone Number, including Area Code)

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

As of August 15, 2022, the registrant had 59,661,385 shares of common stock, par value $0.001 per share,  issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,091,460	$735,424
Accounts receivable, net of allowance for doubtful accounts of $46,512 and $56,340, respectively	828,170	578,303
Other current assets	353,694	227,458
Total current assets	2,273,324	1,541,185
Goodwill	411,183	411,183
Right to use lease assets	1,081,388	1,187,537
Intangible assets, net	907,982	1,124,720
Other assets	153,572	173,325
TOTAL ASSETS	$4,827,449	$4,437,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,604,508	$3,823,909
Accrued interest	444,135	172,239
Accrued and deferred personnel compensation	178,210	495,533
Deferred revenue and customer deposits	302,979	377,170
Related party notes payable	1,181,250	819,531
Notes payable, net - current maturities	41,560	69,052
Operating lease liability	240,064	229,240
Other current liabilities	—	9,071
Total current liabilities	5,992,706	5,995,745

Non-current liabilities
Related party notes payable, net - long term	2,633,032	2,498,711
Notes payable, net - long term	49,373	39,086
Operating lease liability	1,065,155	1,188,589
Total non-current liabilities	3,747,560	3,726,386
Total liabilities	9,740,266	9,722,131

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 59,661,385 and 55,410,695, shares issued and outstanding	59,661	55,411
Equity payable	100,862	100,862
Additional paid-in capital	106,699,502	102,446,921
Accumulated other comprehensive income (loss)	(52,722)	(52,088)
Accumulated deficit	(111,720,120)	(107,835,287)
Total stockholders' equity (deficit)	(4,912,817)	(5,284,181)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,827,449	$4,437,950

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Revenues	$1,867,162	$2,792,828	$3,896,731	$5,250,418
Cost of revenues	1,202,749	1,272,141	$2,377,697	2,313,936
Gross profit	664,413	1,520,687	1,519,034	2,936,482

Operating expenses
General and administrative	897,984	957,400	2,105,160	2,246,770
Sales and marketing	566,270	1,111,693	1,163,771	2,008,443
Engineering, research, and development	873,836	674,035	1,576,059	1,397,985
Goodwill impairment	—	—	—	—
Impairment of intangible asset	—	—	—	8,286
Depreciation and amortization	110,421	183,584	234,733	341,811
Total operating expenses	2,448,511	2,926,712	5,079,723	6,003,295

Loss from operations	(1,784,098)	(1,406,025)	(3,560,689)	(3,066,813)

Other income/(expense)
Interest income	—	—	—	5
Interest expense	(167,126)	(23,867)	(326,953)	(56,383)
Loss on disposal of fixed assets	—	(880)	—	(880)
Foreign currency gain (loss)	(510)	(1,774)	2,809	(2,248)
Total other income/(expense)	(167,636)	(26,521)	(324,144)	(59,506)
Loss before income taxes	(1,951,734)	(1,432,546)	(3,884,833)	(3,126,319)
Income tax expense	—	—	—	—
Net loss per share:	(1,951,734)	(1,432,546)	(3,884,833)	(3,126,319)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	12,261	(9,241)	(634)	(18,919)
Comprehensive loss	$(1,939,473)	$(1,441,787)	$(3,885,467)	$(3,145,238)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.06)
Weighted average number of shares:
Basic and Diluted	58,602,319	55,410,695	57,921,596	55,410,695

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Fair value of options issued with related party debt				$119,103			$119,103
Stock based compensation	—	—	—	504,076	—	—	504,076
Foreign currency translation adjustment	—	—	—	—	(18,919)	—	(18,919)
Net loss	—	—	—	—	—	(3,126,319)	(3,126,319)
Balance, June 30, 2021	55,410,695	$55,411	$100,862	$101,810,068	$(42,365)	$(102,701,822)	$(777,846)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares		Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Issuance of common stock for PIPE financing	1,062,500	1,062		848,937		—	849,999
Fair value of options issued with related party debt	—	—	—	54,855	—	—	54,855
Stock based compensation	—	—	—	801,425	—	—	801,425
Foreign currency translation adjustment	—	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	—	(3,884,833)	(3,884,833)
Balance, June 30, 2022	59,661,385	$59,661	$100,862	$106,699,502	$(52,722)	$(111,720,120)	$(4,912,817)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(3,884,833)	$(3,126,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	18,631	61,834
Stock-based compensation	801,425	504,076
Loss on Disposal of Fixed Assets	—	880
Intangible asset impairment	—	8,286
Depreciation and amortization expense	241,191	295,287
Amortization of Debt Discount	50,895	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(268,498)	(1,308,619)
Other current assets	(123,940)	(38,087)
Operating lease assets/liabilities	(6,461)	46,525
Contracts receivable, long-term	—	471,952
Other assets	—	3,556
Accounts payable	(219,401)	1,361,286
Accrued interest	271,896	(1,242)
Accrued and deferred personnel compensation	(317,323)	201,819
Other liabilities - non-current	—	(277,178)
Other liabilities - current	(9,071)	1,411
Deferred revenue and customer deposits	(74,191)	(97,861)
Net cash used in operating activities	$(3,519,680)	$(1,892,394)

INVESTING ACTIVITIES
Purchases of equipment	(6,993)	(78,458)
Capitalized software development costs	—	(190,699)
Net cash used in investing activities	(6,993)	(269,157)

FINANCING ACTIVITIES
Payments on notes payable	(15,947)	(436,426)
Payments on related party notes payable	—	(80,000)
Proceeds from related party debt	500,000	1,280,000
Proceeds from conversion of common stock warrants	2,550,552	—
Proceeds from PIPE funding	849,999	—
Net cash provided by (used in) financing activities	3,884,604	763,574

Effect of foreign currency translation on cash flow	(1,895)	(10,549)

Net change in cash	356,036	(1,408,526)
Cash at beginning of period	735,424	3,282,820
	1,091,460	1,874,294
Supplemental disclosures:
Cash paid during period for:
Lease adoption	$—	$101,375
Non cash investing and financing analysis:
Fair Value of Options issued with related party debt	$54,855	$0
Refinancing of debt-related party	$—	$543,750
Fixed Asset Contribution by Lessor	$—	$110,000
Initial ROU and asset and lease liability	$—	$1,458,527
Debt Discount on related party debt	$—	$119,103

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2021filed with the SEC on March 30, 2022.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

As of June 30, 2022, and December 31, 2021, we recorded an allowance for doubtful accounts of $46,512 and $56,340, respectively.

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

The Company’s evaluation of its long-lived assets resulted in $0 and $8,286 of intangible impairment expense during the quarters ended June 30, 2022 and June 30, 2021.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the Financial Accounting Standards Board guidance for the costs of computer software to be sold, leased, or otherwise marketed (Accounting Standards Codification subtopic 985-20, Costs of Software to Be Sold, Leased, or Marketed, or “ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. Technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense.

Capitalized costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense - Development” based on the straight-line method over a twenty-four month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in impairment charges of $0 for the quarter ended June 30, 2022 and $0 for the year ended December 31, 2021.

Impairment of Long-Lived Assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

Foreign Currency Translation

The Company translates the financial statements of its foreign subsidiary from the local (functional) currency into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited Condensed Consolidated Statements of Income and Comprehensive Income.

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and fees are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues.

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

During the six months ended June 30, 2022 and 2021, two customers accounted for 49% and 66% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the six months ended June 30, 2022 and 2021, the comprehensive loss was $3,885,467, and $3,145,238 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $188,825 and $368,219 for the six months ended June 30, 2022 and 2021, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $12,300 and $4698 of expense related to those activities for the six months ended June 30, 2022 and 2021, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2022 and 2021, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 requires that the if-converted method of computing diluted Earnings per Share. The Company adopted ASU 2020-06 on  January 1, 2022.

3. Going Concern

We have $1,091,460 of cash as of June 30, 2022. We had a net loss of $2.0 million for the period then ended, and we used $3.5 million of cash in our operating activities during the period ended June 30, 2022. In 2021, we had a net loss of $8.3 million and used $4.5 million of cash in our operating expenses. We raised $2,550,553 in cash from the exercise of warrants in February 2022. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations. There can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $111,720,120 as of June 30, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at each of  June 30, 2022 and  December 31, 2021 was $411,183.

The following table presents details of our purchased intangible assets as of June 30, 2022 and  December 31, 2021:

Intangible assets

	Balance at December 31, 2021	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2022
Patents and trademarks	$57,595	$—	$—	$(48,426)	$3	$9,172
Customer and merchant relationships	545,533	—	—	$(4,521)	—	541,012
Trade names	32,393	—	—	$(8,150)	—	24,243
Acquired technology	112,191	—	—	$(7,930)	—	104,261
Non-compete agreements	29,212	—	—	$(2,451)	—	26,761
	$776,924	$—	$—	$(71,478)	$3	$705,449

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $32,590 and $35,736 for the three months ended June 30, 2022 and 2021, respectively.

Amortization expense for intangible assets was $71,478 and $71,740 for the six months ended June 30, 2022 and 2021, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2022 is as follows:

Year ending December 31,	Amount
2022	$74,059
2023	145,606
2024	109,009
2025	101,261
2026	101,261
Thereafter	174,253
Total	$705,449

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

The following table presents details of our software development costs as of June 30, 2022 and  December 31, 2021:

	Balance at December 31, 2021	Additions	Amortization	Balance at June 30, 2022
Software Development Costs	$347,796	$—	$(145,263)	$202,533
	$347,796	$—	$(145,263)	$202,533

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $71,974 and $105,539 for the three months ended June 30, 2022 and 2021, respectively.

Amortization expense for software development costs was $145,263 and $204,748 for the six months ended June 30, 2022 and 2021, respectively.

The estimated future amortization expense of software development costs as of June 30, 2022 is as follows:

Year ending December 31,	Amount
2022	$110,238
2023	92,288
2024	7
2025	—
2026	—
Thereafter	—
Total	$202,533

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021 for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit for $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of June 30, 2022, we have an operating lease asset balance of $1,081,388 and an operating lease liability balance of $1,305,219 recorded in accordance with ASC 842, Leases (ASC "842").

The following are additional details related to leases recorded on our balance sheet as of June 30, 2022:

Leases	Classification	Balance at June 30, 2022
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$1,081,388
Total lease assets		$1,081,388

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$240,064
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,065,155
Total lease liabilities		$1,305,219

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,
2022	$159,052
2023	324,221
2024	330,894
2025	337,568
2026	344,241
Thereafter	28,733
Total future lease payments	1,524,709
Less: imputed interest	(219,490)
Total	$1,305,219

Weighted Average Remaining Lease Term (years)
Operating leases	5.6

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2022 and  December 31, 2021:

Facility	Maturity	Interest Rate	Balance at June 30, 2022	Balance at December 31, 2021
ACOA Note	February 1, 2024	—	59,860	76,642
TD Bank	December 31, 2022	—	31,072	31,496
Related Party Note	various	15%	3,814,283	3,318,242
Total Debt			3,905,215	3,426,380
Less current portion			(1,222,810)	(888,583)
Long-term debt, net of current portion			$2,682,405	$2,537,797

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April- December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the six months ended June 30, 2022 we repaid $16,783 USD of principal.

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

Related Party Notes

On February 26, 2020, we issued an unsecured note (the "Initial Note") in the principle aggregate amount of $200,000, which becomes due two years after the date of issuance. This Initial Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this Initial Note without notice, subject to a two percent (2%) pre-payment penalty.

On November 18, 2020, we issued two additional unsecured notes (the "Additional Notes)" in the principle aggregate amount of $500,000, together with the Initial Note, the "Notes" become due two years after the date of issuance. These additional Notes bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay these Additional Notes without notice, subject to a two percent (2%) pre-payment penalty.

On December 31, 2020 $1,200,000 of the Notes and the accrued interest of $192,208 was settled into equity and we recorded a loss on settlement of debt of $668,260 for the year ended December 31, 2020. In summary, as of December 31, 2020, we have a principal balance of $580,000 and accrued interest of $42,492 outstanding.

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $4,550,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the loan. The loan is secured by all of our tangible and intangible assets including intellectual property. We will begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance ( the "VWAP"). Each warrant will be exercisable over a three year period at an exercise price equal to the VWAP.

During the twelve month period ending  December 31, 2021, the Company issued warrants to purchase an aggregate of 600,570 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement. The estimated aggregate fair value of the warrants issued is $262,758 using the Black-Scholes option valuation model as of  December 31, 2021
.
On July  1, 2021 we entered into Unsecured Promissory Notes (each individually, a “UP Note” and collectively, the “UP Notes”) in the aggregate principal amount of $271,875 to certain investors, officers and directors of the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent ( 15%) per annum and the principal and accrued interest is due and payable no later than July  1, 2023. We may prepay any of the UP Notes without notice, subject to a two percent ( 2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On June 10, 2022, The Company took a draw of an additional $500,000 under the Credit Agreement.  As of June 30, 2022, the company has drawn a total of $3,978,125 including cash in the amount of $3,706,250 and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the credit facility, and we have accrued interest of $439,968.

Interest Expense

Interest expense was $167,126 and $23,867 during the three months ended June 30, 2022 and 2021, respectively.

Interest expense was $326,953 and $56,383 during the six months ended June 30, 2022 and 2021, respectively.

8. Stockholders’ Equity

Common Stock

2021

During the year ended December 31, 2021, the Company did not issue any shares but, recorded stock-based compensation expense of $260,005 related to restricted stock units for members of our board of directors. The company recorded stock-based compensation expense of $187,501 related to restricted stock units for employee compensation.

2022

On  February 9, 2022 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,552. As an inducement for the holders' exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three year period expiring in  February 2025. We have recorded additional stock-based expense of $382,048.

On June 29, 2022 the Company received private investment funds to purchase 1,062,500 shares of its common stock at a price of  $0.80 per share, resulting in additional capital of $849,999.and issued the holders 1,062,500 new warrants to purchase common stock at $1.50 per share over a three year period expiring in June 2025.

During the six months ended June 30, 2022 the Company recorded stock-based compensation expense of  $ 130,004related to restricted stock units for members of our board of directors. The company recorded stock-based compensation expense of $289,373 related to stock units for employee compensation.

As of June 30, 2022 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2022.

Options
Outstanding at December 31, 2020	6,007,552
Granted	637,500
Exercised	—
Forfeited/canceled	(272,029)
Expired	(126,557)
Outstanding at December 31, 2021	6,246,466
Granted	195,000
Exercised	—
Forfeited/canceled	(224,375)
Expired	(10,250)
Outstanding at June 30, 2022	6,206,841

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

On May 16, 2022, the Company granted three employees      45,000 options to purchase shares of the Company common stock at the closing price as of May 16, 2022, of $0.97 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter and are exercisable until March 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.45% and an option fair value of $0.642608 was $28,917.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$377,415	$79,758	$505,661	$163,888
Sales and marketing	22,344	31,068	35,211	63,813
Engineering, research, and development	64,059	43,606	130,549	86,658
	$463,818	$154,432	$671,421	$314,359

Valuation Assumptions

The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	2.55%	1.01%
Expected life (years)	6.00	6.00
Expected dividend yield	—%	—%
Expected volatility	72.59%	74.16%

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of our employee stock options.

The expected life of the stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company's stock-based awards.

The dividend yield assumption is based on our history of not paying dividends and no future expectations of dividend payouts.

The expected volatility in 2022 and 2021 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended  December 31, 2021 and for the six months ended June 30, 2022:

Shares
Outstanding at December 31, 2020	1,436,728
Awarded	654,663
Released	—
Canceled/forfeited/expired	(406,250)
Outstanding at December 31, 2021	1,685,141
Awarded	132,588
Released	—
Canceled/forfeited/expired	—
Outstanding at June 30, 2022	1,817,729

Expected to vest at June 30, 2022	1,817,729
Vested at June 30, 2022	1,817,729
Unvested at June 30, 2022	—
Unrecognized expense at June 30, 2022	$—

2021

On March 26, 2021, the Company issued to four independent directors a total of 36,112 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the first quarter of 2021. The units were valued at $65,002 or $1.80 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock Unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) March 26, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On March 26, 2021, the Company granted to one employee 1,000,000 restricted shares of the Company’s common stock at $1.80, the closing price as of March 26, 2021. The restricted stock will vest as follows (a) 50% of the restricted shares will vest ratably over forty eight months; (b) 15% of the restricted shares will vest upon the Company achieving $25,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing 12 months following the end of a reporting quarter; (c) the final 35% of the restricted shares will vest upon the Company achieving $50,000,000 in annualized recurring revenues as reported by totaling all contracted revenues for the trailing 12 months following the end of a reporting quarter. Vesting is dependent on the employee’s continued employment with the Company. All of the 1,000,000 restricted shares will include a single trigger accelerated vesting should the Company undergo a change of control after August 1, 2021. If the Company undergoes a change of control prior to August 1, 2021, 300,000 of the restricted shares would be eligible for single trigger accelerated vesting.

On May 12, 2021, the Company issued to four independent directors a total of 38,924 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the second quarter of 2021. The units were valued at $65,002 or $1.67 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) May 2, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On August 11, 2021, the Company issued to four independent directors a total of 37,143 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the third quarter of 2021. The units were valued at $65,000 or $1.75 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) , August 11, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 15, 2021, the Company granted four independent directors a total of 42,484 restricted stock units. The units were valued at $65,000 or $1.53 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

2022

On March 29, 2022 the company grated granted four independent directors a total of 78,420 restricted stock units. The units were valued at $65,002 or $0.829 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On May 16, 2022 the company grated granted four independent directors a total of 54,168 restricted stock units. The units were valued at $65,002 or $1.20 per share, based on the closing stock price on the date of grant. All units vested immediately. The shares of common stock associated with the restricted stock unit evidenced by this Agreement will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the six months ended June 30, 2022, the company recorded $ 130,004 in restricted stock units as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$65,002	$65,003	$130,004	$130,005
Sales and marketing	$—	$56,018	$—	$59,712
	$65,002	$121,021	$130,004	$189,717

As of June 30, 2022, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of June 30, 2022 and the years ended for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	2,691,459	$1.99	2.94
Granted	580,231	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(25,000)	$—	—
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	4,368,905	$—	—
Exercised	(3,188,190)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at June 30, 2022	4,427,405	$2.72	2.02

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

On August 11, 2021 the company issued warrants of in connection with loan by related party VWAP for 10,072 additional warrants in connection with the issuance of a loan by a related party. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. The estimated aggregate fair value of the warrants issued is $5,285 using the Black-Scholes option valuation model

As of September 30, 2021, we had outstanding warrants to purchase 2,666,459 shares of common stock at $2.06 per share. These warrants expire in 2023. We also have outstanding warrants to purchase 238,066 shares of common stock at stated price per share in connection with the issuance of a loan with a related party. These warrants expire in 2024.

2022

On  February 9, 2022 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three year period expiring in  February 2025. The company recorded $382,048 of stock-based expense related to warrants issued during the warrant conversion offer on February 9, 2022.

On June 29, 2022 six private investors purchased 1,062,500 new warrants to purchase common stock at $1.50 per share over a three year period expiring in  February 2025, and 1,062,500 shares at the exercise price of $0.80 per share, resulting in additional capital of $850,000.

During the six month period ending June 30, 2022, The Company issued warrants to purchase an aggregate of 118,215 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $55,855 using the Black-Scholes option valuation model as of June 30, 2022

9. Fair Value Measurements

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$907,982	$—

The following table presents assets that are measured and recognized at fair value as of  December 31, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,124,720	$—

10. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Operating Lease

As described in Note 6, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first 12 months of the lease includes a 50% abatement period. As of June 30, 2022, we have an operating lease asset balance for this lease of $1,081,388and an operating lease liability balance for this lease of $1,305,219recorded in accordance with ASC 842.

11. Related Party Transactions

Unsecured Promissory Note Investments

2021

On July 1, 2021 we entered into an Unsecured Promissory Notes (each, individually, a “UP Note” and collectively, the “UP Notes”) in the aggregate principal amount of $271,875 to certain investors, officers and directors of the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest is due and payable no later than July 1, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement.

Secured Promissory Note Investments

2021

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $3,500,000 under this Credit Agreement. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of June 30, 2022, the company has drawn a total of $3,978,125 including cash in the amount of $3,706,250 and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the credit facility. The loan is secured by all of our tangible and intangible assets, including intellectual property. We will repay the principal amount, plus accrued interest in 24 equal monthly installments commencing on December 31, 2022 and ending on December 31, 2024. This loan bears interest on unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume weighted average price over the 30 trading days preceding the advance (VWAP). Each warrant will be exercisable over a three year period at an exercise price equal to the VWAP.

2022

On June 10, 2022 the Company took a draw of an additional $500,000 under the Credit Agreement As of June 30, 2022, the Company has drawn a total of $3,978,125 including cash in the amount of $3,706,250 and $271,875 of principal and accrued interest under the above-described UP Notes that was rolled into the credit facility, we have accrued interest of $439,968.

12. Subsequent Events

On August 3, 2022 a Credit Agreement Amendment was created to increase the amount on our open line of credit under the current Credit Agreement originally signed in June of 2021. The Credit Agreement Amendment amended section 2.1 and increased the maximum advance to $6,000,000. On August 9, 2022 the Company drew an additional $300,000 under the Credit Agreement.

Item 2. Management

’

s Discussion and Analysis of Financial Condition and Results of Operations

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

We’re living in a data-driven economy. By 2003 — when the concept of “Big Data” became common vernacular in marketing - the amount of data being created every two days was equal to the amount created in all of time prior to 2003. Today, 90% of the world’s data has been created in just the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

The challenge for multi-unit retailers isn’t that they don’t have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply don’t have. This is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks and Yum Brands.

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

The Recurrency Platform

Mobivity’s Recurrency™ platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. Recurrency is comprised of seven components, described in detail below.

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

Personalized Receipt Promotions

Recurrency unlocks the power of transactional data to create relevant and timely customer messages printed on the receipts already being generated at the POS. Both clients and agencies are using Recurrency to drive better results and make decisions around offers, promotions, and customer engagement through the medium of the printed receipt. Software integrated with leading POS systems, such as Oracle or MICROS, or installed directly onto receipt printer platforms, such as Epson’s OmniLink product, dynamically controls what is printed on receipts including images, coupons, announcements, or other calls-to-action, such as invitations to participate in a survey. Recurrency offers a Web-based interface where users can design receipt content and implement business rules to dictate what receipt content is printed in particular situations. All receipt content is transmitted to cloud-based Recurrency for storage and analysis.

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

Belly Loyalty

Mobivity’s Belly Loyalty solution drives increased customer engagement and frequency with a customer-facing digital rewards platform via an app and digital pad. Using Belly, customers can customize rewards and leverage pre-built email campaigns and triggers to encourage greater frequency as well as to identify and reactivate lapsed customers.

Company Strategy

Our objective is to build an industry-leading SaaS product that connects consumers to merchants and brands. The key elements to our strategy are:

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

●

Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands who operate a large number of locations. Over the past few years we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to significantly increase our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

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

Recent Events

Unsecured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $271,875, which are due and payable two years after issuance(the "Talkot Notes"). These Talkot Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2021, we have $271,875 as a remaining balance of these Talkot Notes and accrued interest of $23,200.

Unsecured Promissory Note Investments in 2022

As of June 30, 2022, we have $271,875 as a remaining balance of these 2021 Notes and accrued interest of $38,937

Secured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to one of our directors, Secured Notes in the principal aggregate amount of $3,478,125, including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note.

Secured Note Investments in 2022

During the six months period ending June 30, 2022, the Company issued warrants to purchase an aggregate of 20,339 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $6,201 using the Black-Scholes option valuation model as of June 30, 2022.

On June 10, 2022 the Company took a draw of an additional $500,000 under the Credit Line Agreement As of June 30, 2022, the Company has drawn a total of $3,978,125 including cash in the amount of $3,706,250 and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the credit facility, we have accrued interest of $439,968.

Office Relocation

We entered into a six-year office lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first 12 months of the lease includes a 50% abatement period.

Intellectual Property

U.S. Patent number 10,949,868 B1 was granted on March 16, 2021. This patent covers the single use of electronic retailer coupons and a referral program. The method and system prevents fraud, is specific to geolocation and provides an audit trail of the customer, cashier and marketing platform. A user can also earn a subsequent coupon by referring a friend.

US Patent number 6,788,769 B1 expired in March of 2021. This patent covered a method and system for using telephone numbers as a key to address email and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended June 30, 2022, were $1,867,162 a decrease of $925,666 or 33% compared to the same period in 2021.

Revenues for the six months ended June 30, 2022, were $3,896,731 a decrease of $1,353,687 or 26% compared to the same period in 2021.

This decrease is primarily due to a decrease in revenue of $925,666 quarterly due to restructuring of customer contract related to Smart Receipt services.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, messaging related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2022, was $1,202,749, an increase of $69,392, or 5%, compared to the same period in 2021.

Cost of revenues for the six months ended June 30, 2022, was $2,377,697, an increase of $63,761, or 3%, compared to the same period in 2021.

This increase is primarily due to an increase in customer acquisitions costs.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, consulting costs and other expenses.

General and administrative expenses decreased $59,416 or 6%, to $897,984, during the three months ended June 30, 2022, compared to $957,400 for the same period in 2021. The decrease in general and administrative expense was primarily due a decrease in subscriptions, share-based compensation and legal fees.

General and administrative expenses decreased $141,610 or 6%, to $2,105,160, during the six months ended June 30, 2022, compared to $2,246,770 for the same period in 2021. The decrease in general and administrative expense was primarily due a decrease in subscriptions, and share-based compensation.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Sales and marketing expenses decreased $545,423,or 49%, to $566,270 during the three months ended June 30, 2022, compared to $1,111,693 for the same period in 2021. The decrease is primarily due to reductions in payroll expense and share-based compensation and recruiting fees.

Sales and marketing expenses decreased $844,672, or 42%, to $1,163,771 during the six months ended June 30, 2022, compared to $2,008,443 for the same period in 2021. The decrease is primarily due to reductions in payroll expense and share-based compensation and recruiting fees.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $199,801, or 30%, to $873,836 during the three months ended June 30, 2022, compared to $674,035 for the same period in 2021. This decrease is primarily due to a reduction on payroll expenses.

Engineering, research & development expenses increased $178,074, or 13%, to $1,576,059 during the six months ended June 30, 2022, compared to $1,397,985 for the same period in 2021. This increase is primarily due to end of the ASC 606 deduction.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value. Impairment on intangible assets decreased 100% from $8,286 to $0 for the six months ended June 30, 2022 compared to the same period in 2021.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $73,163 or 40%, to $110,421 during the three months ended June 30, 2022 compared to the same period in 2021.This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Depreciation and amortization expense decreased $107,078 or 31%, to $234,733 during the six months ended June 30, 2022 compared to the same period in 2021.This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income was $0 or during the three months ended June 30, 2022, compared to the same period in 2021.

Interest income consists of stated interest income on our cash balances. Interest income decreased $5 or 100% to $0, during the six months ended June 30, 2022, compared to the same period in 2021.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs. Interest expense increased $143,259, or 600%, during the three months ended June 30, 2022, compared to $23,867 in the same period in 2021. This increase in interest expense is primarily related the new line of credit taken out in 2021.

Interest expense increased $270,570, or 480%, during the six months ended June 30, 2022, compared to $56,383 in the same period in 2021. This increase in interest expense is primarily related to an increase of borrowings from our related parties.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2022, was $1 Canadian equals $0.78 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.79 during the same period of 2021. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $510 and a loss of $1,774 for the three months ended June 30, 2022 and 2021, respectively.

The change in foreign currency was a gain of $2,809 and a loss of $2,248 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had current assets of $2,273,324, including $1,091,460 in cash, and current liabilities of $5,992,706, resulting in a working capital deficit of $3,719,382.

We believe as of the date of this report, we do not have the working capital on hand, along with our expected cash flow from operations and budget reductions, to sufficiently to fund our current level of operations through the end of the next twelve months or beyond. However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. There can be no assurance we will be able to obtain access to capital as and when needed, or that the terms of any available financing will be commercially reasonable.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(3,519,150)	$(1,892,394)
Investing activities	(6,993)	(269,157)
Financing activities	3,884,604	763,574
Effect of foreign currency translation on cash flow	(1,895)	(10,549)
Net change in cash	$356,566	$(1,408,526)

Operating Activities

We used cash from operating activities totaling $ 3,519,150 during the six months ended June 30, 2022 and used cash from operating activities totaling $ 1,892,394during the six months ended June 30, 2021. The increase in cash used in operations was primarily due to an increase in net loss.

Investing Activities

Investing activities during the six months ended June 30, 2022, consisted of $6,993 of equipment purchases and $0 of capitalized software development costs.

Financing Activities

Financing activities during the six months ended June 30, 2022, consisted of $3,400,551 additional paid in capital from a warrant conversion to common stock, $500,000 proceeds for related party notes payable and $15,947 in payment on notes payable.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2022 our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred  during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None. From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[None.]

Item 3. Defaults upon Senior Securities.

[None.]

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

The information set forth below is included herein for purposes of providing the disclosure required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On August 12, 2022, following the approval of the Board, the Company filed Restated Articles of Incorporation with the Nevada Secretary of State, for the purpose of having one document on file with the Nevada Secretary of State which constitutes the articles of incorporation of Mobivity Holdings Corp. and all amendments thereto.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022*
3.2	Bylaws (1)
3.3	Amendment to the Bylaws, effective as of November 25, 2011 (2)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: August 15, 2022	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)