Form 10-Q
period 2022-09-30
MOBIVITY HOLDINGS CORP.
filed 2022-11-14
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 61,311,155 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,016,745	$735,424
Accounts receivable, net of allowance for doubtful accounts $59,190 and $56,340, respectively	869,965	578,303
Other current assets	252,504	227,458
Total current assets	2,139,214	1,541,185
Goodwill	411,183	411,183
Right to use lease assets	1,032,132	1,187,537
Intangible assets, net	584,369	1,124,720
Other assets	153,756	173,325
TOTAL ASSETS	$4,320,654	$4,437,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,636,629	$3,823,909
Accrued interest	443,448	172,239
Accrued and deferred personnel compensation	298,316	495,533
Deferred revenue and customer deposits	613,997	377,170
Related party notes payable, net - current maturities	1,812,500	819,531
Notes payable, net - current maturities	35,875	69,052
Operating lease liability	245,816	229,240
Other current liabilities	142,238	9,071
Total current liabilities	7,228,819	5,995,745

Non-current liabilities
Related party notes payable, net - long term	2,315,607	2,498,711
Notes payable, net - long term	36,666	39,086
Operating lease liability	1,001,579	1,188,589
Total non-current liabilities	3,353,852	3,726,386
Total liabilities	10,582,671	9,722,131

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 61,311,155 and 55,410,695, shares issued and outstanding	61,311	55,411
Equity payable	100,862	100,862
Additional paid-in capital	108,273,597	102,446,921
Accumulated other comprehensive income (loss)	(128,950)	(52,088)
Accumulated deficit	(114,568,837)	(107,835,287)
Total stockholders' equity (deficit)	(6,262,017)	(5,284,181)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,320,654	$4,437,950

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Revenues	$1,890,437	$2,311,548	$5,787,168	$7,561,966
Cost of revenues	1,806,022	1,008,703	$4,183,719	3,322,639
Gross profit	84,415	1,302,845	1,603,449	4,239,327

Operating expenses
General and administrative	983,428	1,245,085	3,088,588	3,491,855
Sales and marketing	614,600	978,968	1,778,371	2,987,411
Engineering, research, and development	784,804	678,209	2,360,863	2,076,194
Impairment of intangible asset	238,143	—	238,143	8,286
Depreciation and amortization	118,317	182,663	353,050	524,474
Total operating expenses	2,739,292	3,084,925	7,819,015	9,088,220

Loss from operations	(2,654,877)	(1,782,080)	(6,215,566)	(4,848,893)

Other income/(expense)
Interest income	—	—	—	5
Other Income	—	891,103	—	891,103
Interest expense	(193,501)	(88,331)	(520,454)	(144,714)
Loss on disposal of fixed assets	—	—	—	(880)
Foreign currency gain (loss)	(339)	(4,329)	2,470	(6,577)
Total other income/(expense)	(193,840)	798,443	(517,984)	738,937
Loss before income taxes	(2,848,717)	(983,637)	(6,733,550)	(4,109,956)
Income tax expense	—	—	—	—
Net loss	(2,848,717)	(983,637)	(6,733,550)	(4,109,956)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(76,228)	(13,150)	(76,862)	(22,391)
Comprehensive loss	$(2,924,945)	$(996,787)	$(6,810,412)	$(4,132,347)
Net loss per share:
Basic	(0.05)	(0.02)	(0.12)	(0.07)
Diluted	(0.05)	(0.02)	(0.12)	(0.07)
Weighted average number of shares:
Basic	60,297,083	55,410,695	58,544,432	55,410,695

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Fair value of options issued with related party debt	—	—	—	124,388	$—	$—	$124,388
Stock based compensation	—	—	—	751,878	—	—	751,878
Foreign currency translation adjustment	—	—	—	—	(22,391)	—	(22,391)
Net loss	—	—	—	—	—	(4,109,956)	(4,109,956)
Balance, September 30, 2021	55,410,695	$55,411	$100,862	$102,063,155	$(45,837)	$(103,685,459)	$(1,511,868)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Issuance of common stock for PIPE financing	2,562,500	2,562	—	2,047,438	—	—	2,050,000
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	149,770	150	—	164,021	—	—	164,171
Fair value of options issued with related party debt	—	—	—	73,469	—	—	73,469
Stock based compensation	—	—	—	994,384	—	—	994,384
Foreign currency translation adjustment	—	—	—	—	(76,862)	—	(76,862)
Net loss	—	—	—	—	—	(6,733,550)	(6,733,550)
Balance, September 30, 2022	61,311,155	$61,311	$100,862	$108,273,597	$(128,950)	$(114,568,837)	$(6,262,017)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(6,733,550)	$(4,109,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settelment of Debt - related party	2,421	—
Bad debt expense	45,685	72,773
Stock-based compensation	994,384	751,878
Loss on Disposal of Fixed Assets	—	880
Intangible asset impairment	238,143	8,286
Gain on Forgiveness of Debt	—	(891,103)
Depreciation and amortization expense	353,050	448,062
Amortization of Debt Discount	83,334	9,833
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(337,347)	(1,402,518)
Other current assets	(17,148)	99,614
Operating lease assets/liabilities	(15,029)	76,414
Contracts receivable, long-term	—	707,928
Other assets	—	4,475
Accounts payable	(187,280)	1,368,027
Accrued interest	432,959	69,330
Accrued and deferred personnel compensation	(195,975)	258,916
Right to Use Lease		(415,767)
Other liabilities - non-current	—	—
Other liabilities - current	133,167	(135,273)
Deferred revenue and customer deposits	236,827	(111,310)
Net cash used in operating activities	$(4,966,359)	$(3,189,511)

INVESTING ACTIVITIES
Purchases of equipment	(18,712)	(78,217)
Capitalized software development costs	(12,030)	(310,546)
Net cash used in investing activities	(30,742)	(388,763)

FINANCING ACTIVITIES
Payments on notes payable	(29,145)	(490,174)
Payments on related party notes payable	—	(80,000)
Proceeds from related party debt	800,000	1,456,250
Proceeds from conversion of common stock warrants	2,550,552	—
Proceeds from PIPE funding	2,050,000	—
Net cash provided by (used in) financing activities	5,371,407	886,076

Effect of foreign currency translation on cash flow	(92,985)	(21,726)

Net Change in cash	281,321	(2,713,924)
Cash at beginning of period	$735,424	$3,282,820
Cash at end of period	1,016,745	568,896

Non cash investing and financing analysis:
Interest Paid	$—	$66,237

Fair Value of Options issued with related party debt	$73,469	$—
Refinancing of debt-related party	$—	$543,750
Fixed Asset Contribution by Lessor	$—	$110,000
Initial ROU and asset and lease liability	$—	$1,458,527
Shares issued for settlement of debt - related party	$161,750	$-
Debt Discount on related party debt	$—	$124,388

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Basis of Presentation

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven mobile marketing campaigns. Our proprietary platforms, consisting of software available to phones, tablets, PCs, and Point of Sale (“POS”) systems, allow resellers, brands, and enterprises to market their products and services to consumers through text messages sent directly to consumers via mobile phones, mobile smartphone applications, and dynamically printed receipt content. On November 14, 2018, we completed the acquisition of certain operating assets relating to Belly, Inc.’s proprietary digital customer loyalty platform, including client contracts, accounts receivable, and intellectual property. We generate revenue by charging the resellers, brands, and enterprises a per-message transactional fee, through fixed or variable software licensing fees, or via advertising fees.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications did not affect previously reported net losses.

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

As of September 30, 2022, and December 31, 2021, we recorded an allowance for doubtful accounts of $59,190 and $56,340 respectively.

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

We conducted our annual impairment tests of goodwill as of December 31, 2021. As a result of these tests, we had a total impairment charge of $85,169.

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

The Company’s evaluation of its long-lived assets resulted in $238,143 and $8,286 of intangible impairment expenses during the nine months ended ended September 30, 2022 and 2021, respectively.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the Financial Accounting Standards Board ("FASB") guidance for the costs of computer software to be sold, leased, or otherwise marketed (Accounting Standards Codification subtopic 985-20, Costs of Software to Be Sold, Leased, or Marketed, or “ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. The technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense.

Capitalized costs for those products that are canceled or abandoned are charged to product development expenses in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense - Development” based on the straight-line method over a twenty-four-month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in impairment charges of $0 for the quarter ended September 30, 2022 and $0 for the year ended December 31, 2021.

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

During the nine months ended September 30, 2022 and 2021, two customers accounted for 50% and 54% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the nine months ended September 30, 2022 and 2021, the comprehensive loss was $6,810,412, and $4,132,347 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $315,540 and $698,761 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in advertising expense is due to lower engagement and content creation costs.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2022 and 2021, we had securities outstanding which could potentially dilute basic earnings per share in the future. Those were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 requires that the if-converted method of computing diluted Earnings per Share. The Company adopted ASU 2020-06 on  January 1, 2022.

3. Going Concern

We had $1.0 millioin of cash as of September 30, 2022. We had a net loss of $6.7 million for the nine months then ended, and we used $5.0 million of cash in our operating activities during that time. In 2021, we had a net loss of $4.1 million and used $3.2 million of cash in our operating expenses. We raised $2.6 million in cash from the exercise of warrants in February 2022 and we have raised $2.1 million in Private Placement financing to date.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $114.6 million as of September 30, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at each of  September 30, 2022 and  December 31, 2021 was $411,183.

The following table presents details of our purchased intangible assets as of September 30, 2022 and  December 31, 2021:

Intangible assets

	Balance at December 31, 2021	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2022
Patents and trademarks	$57,595	$—	$—	$(3,676)	$3	$53,919
Customer and merchant relationships	545,533	—	(238,143)	$(72,635)	—	234,755
Trade names	32,393	—	—	$(6,781)	—	25,612
Acquired technology	112,191	—	—	$(12,224)	—	99,967
Non-compete agreements	29,212	—	—	$(11,895)	—	17,317
	$776,924	$—	$(238,143)	$(107,211)	$3	$431,570

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $35,724 and $35,738 for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense for intangible assets was $107,211 and $107,478 for the nine months ended September 30, 2022 and 2021, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2022 is as follows:

Year ending December 31,	Amount
2022	$35,736
2023	140,436
2024	103,840
2025	59,042
2026	23,793
Thereafter	68,723
Total	$431,570

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

The following table presents details of our software development costs as of September 30, 2022 and  December 31, 2021:

	Balance at December 31, 2021	Additions	Amortization	Balance at September 30, 2022
Software Development Costs	$347,796	$12,030	$(207,027)	$152,799
	$347,796	$12,030	$(207,027)	$152,799

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $61,764 and $104,870 for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense for software development costs was $207,027 and $309,618 for the nine months ended September 30, 2022 and 2021, respectively.

The estimated future amortization expense of software development costs as of September 30, 2022 is as follows:

Year ending December 31,	Amount
2022	$50,478
2023	98,300
2024	4,021
2025	—
2026	—
Thereafter	—
Total	$152,799

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of September 30, 2022, we have an operating lease asset balance of $1,032,132 and an operating lease liability balance of $1,247,395 recorded in accordance with ASC 842, Leases (ASC "842").

The following are additional details related to leases recorded on our balance sheet as of September 30, 2022:

Leases	Classification	Balance at September 30, 2022
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$1,032,132
Total lease assets		$1,032,132

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$245,816
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$1,001,579
Total lease liabilities		$1,247,395

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2022	$79,526
2023	324,221
2024	330,894
2025	337,568
2026	344,241
Thereafter	28,733
Total future lease payments	1,445,183
Less: imputed interest	(197,788)
Total	$1,247,395

Weighted Average Remaining Lease Term (years)
Operating leases	5.9

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2022 and  December 31, 2021:

Facility	Maturity	Interest Rate	Balance at September 30, 2022	Balance at December 31, 2021
ACOA Note	February 1, 2024	—	43,510	76,642
TD Bank	December 31, 2022	—	29,031	31,496
Related Party Note	various	15%	4,128,107	3,318,242
Total Debt			4,200,648	3,426,380
Less current portion			(1,848,375)	(888,583)
Long-term debt, net of current portion			$2,352,273	$2,537,797

ACOA Note

On November 6, 2017, Livelenz (a wholly-owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014, with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement, the note will mature, and the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April- December of 2020 were voluntarily deferred by ACOA due to COVID-19. During the nine months ended September 30, 2022 we repaid $32,263 USD of principal.

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

TD Bank Loan

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note, no interest or principal payments are due until December 31, 2023. Under the conditions of the loan, thirty-three percent (33%) of the loan will be forgiven if sixty-seven percent (67%) is repaid prior to the initial term date.

Related Party Notes

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors (the "Lender"). The Company can borrow up to $6,000,000 under this Credit Agreement amended on September 30, 2022. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility and paid a total of $200,000 toward the principal balance of the loan,

The loan is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

On June 10, 2022, The Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the credit agreement.

During the nine months period ending September 30, 2022, the Company issued warrants to purchase an aggregate of 177,571 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $73,469 using the Black-Scholes option valuation model as of September 30, 2022.

As of September 30, 2022, the Company has drawn a total of $4,078,125 including cash in the amount of $3,806,250, and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the Credit Agreement, and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259.

On November 13, 2022, an amendment to the Credit Facility agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Agreement to $6,000,000. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.

Unsecured Promissory Note

On July 1, 2021, we entered into Unsecured Promissory Notes (each individually, a “UP Note” and collectively, the “UP Notes”) in the aggregate principal amount of $271,875 to certain investors, officers, and directors of the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On August 13, 2022, an amendment to the Credit Facility agreement was agreed upon. The amendment updated the date to begin payment from July 31, 2022, to December 31, 2022. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.

As of September 30, 2022, The Company has a principal balance of $271,875, accrued interest of $55,530 and a total of $10,352 of interest was converted into 9,585 shares of common stock and The Company recorded a loss on settlement of interest payable of $162.

Interest Expense

Interest expense was $193,501 and $88,331 during the three months ended September 30, 2022 and 2021, respectively.

Interest expense was $520,454 and $144,714 during the nine months ended September 30, 2022 and 2021, respectively.

8. Stockholders’ Equity

Common Stock

2021

During the year ended December 31, 2021, the Company did not issue any shares but, recorded a stock-based compensation expense of $260,005 related to restricted stock units for members of our board of directors. The Company recorded a stock-based compensation expense of $187,501 related to restricted stock units for employee compensation.

2022

On  February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,552. As an inducement for the holders' exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in  February 2025. We have recorded an additional stock-based expense of $382,048.

On June 29, 2022, the Company received private investment funds to purchase 1,062,500 shares of its common stock at a price of  $0.80 per share, resulting in additional capital of $850,000, and issued the holders 1,062,500 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in June 2025.

On August 24, 2022, the Company received private investment funds to purchase 1,500,000 shares of its common stock at a price of  $0.80 per share, resulting in additional capital of $1,200,000, and issued the holders 1,500,000 new warrants to purchase common stock at $1.50 per share over a three year period expiring in August  2025.

During the nine months ended September 30, 2022 a total of $161,750 of interest was converted into 149,770 shares of  Common Stock.

During the nine months ended September 30, 2022 The Company recorded a stock-based compensation expense of $ 195,005 related to restricted stock units for members of our board of directors. The company recorded a stock-based compensation expense of $799,379 related to stock units for employee compensation.

As of the nine months ended September 30, 2022 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2022.

Options
Outstanding at December 31, 2020	6,007,552
Granted	637,500
Exercised	—
Forfeited/canceled	(272,029)
Expired	(126,557)
Outstanding at December 31, 2021	6,246,466
Granted	1,195,000
Exercised	—
Forfeited/canceled	(330,623)
Expired	(484,209)
Outstanding at September 30, 2022	6,626,634

The weighted average exercise price of stock options granted during the period was $0.96 and the related weighted average grant date fair value was $0.61 per share.

2021

On March 26, 2021, the Company granted five employees a total of 67,500 options to purchase shares of the Company's common stock at the closing price as of March 26, 2021, of $1.80 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until March 26, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.97% and an option fair value of $1.16 was $78,492.

On May 2, 2021, the Company granted one employee a total of 20,000 options to purchase shares of the Company's common stock at the closing price as of May 2, 2021, of $1.48 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until May 2, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.79% and an option fair value of $0.93 was $18,628.

On August 11, 2021, the Company granted one employee a total of 5,000 options to purchase shares of the Company's common stock at the closing price as of August 11, 2021, of $1.75 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until August 11, 2031. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.29% and an option fair value of $1.12 was $5,606.

2022

On March 29, 2022, the Company granted one employee 150,000 options to purchase shares of the Company's common stock at the closing price as of March 29, 2022, of $0.8289 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until March 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 72.33% and an option fair value of $0.54 was $81,035.

On May 16, 2022, the Company granted three employees 45,000 options to purchase shares of the Company's common stock at the closing price as of May 16, 2022, of $0.97 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until May 16, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.45% and an option fair value of $0.642608 was $28,917.

On September 22, 2022, the Company granted one employee 1,000,000 options to purchase shares of the Company's common stock at the closing price as of September 2022, of $0.98 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until September 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 76.15% and an option fair value of $0.697499 was $697,499.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$65,800	$62,684	$571,462	$226,572
Sales and marketing	20,972	19,522	56,183	83,335
Engineering, research, and development	41,185	43,861	171,734	130,519
	$127,957	$126,067	$799,379	$440,426

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	2.47%	1.00%
Expected life (years)	5.90	6.00
Expected dividend yield	—%	—%
Expected volatility	69.23%	73.99%

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of our employee stock options.

The expected life of the stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company's stock-based awards.

The dividend yield assumption is based on our history of not paying dividends and no future expectations of dividend payouts.

The expected volatility in 2022 and 2021 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended  December 31, 2021 and for the nine months ended September 30, 2022:

Shares
Outstanding at December 31, 2020	1,436,728
Awarded	654,663
Released	—
Canceled/forfeited/expired	(406,250)
Outstanding at December 31, 2021	1,685,141
Awarded	197,688
Released	—
Canceled/forfeited/expired	—
Outstanding at September 30, 2022	1,882,829

Expected to vest at September 30, 2022	1,882,829
Vested at September 30, 2022	1,882,829
Unvested at September 30, 2022	—
Unrecognized expense at September 30, 2022	$—

2021

On March 26, 2021, the Company issued to four independent directors a total of 36,112 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the first quarter of 2021. The units were valued at $65,002 or $1.80 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 26, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On March 26, 2021, the Company granted to one employee 1,000,000 restricted shares of the Company’s common stock at $1.80 per share, closing price as of March 26, 2021, all of which were subsequently forfeited upon the termination of the employee’s service with the Company on December 31, 2022.

On May 12, 2021, the Company issued to four independent directors a total of 38,924 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the second quarter of 2021. The units were valued at $65,002 or $1.67 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) May 2, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On August 11, 2021, the Company issued to four independent directors a total of 37,143 restricted stock units. These restricted stock units were issued for the $65,000 of board compensation earned for the third quarter of 2021. The units were valued at $65,000 or $1.75 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A)  August 11, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 15, 2021, the Company granted four independent directors a total of 42,484 restricted stock units. The units were valued at $65,000 or $1.53 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

During the year ended December 31. 2021 the company recorded $260,003 in restricted stock expense as board compensation and $187,501 in restricted stock expense as employee compensation.

2022

On March 29, 2022, the company grated granted four independent directors a total of 78,420 restricted stock units. The units were valued at $65,002 or $0.829 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On May 16, 2022, the company grated granted four independent directors a total of 54,168 restricted stock units. The units were valued at $65,002 or $1.20 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On September 30, 2022, the company grated granted four independent directors a total of 65,100 restricted stock units. The units were valued at $65,002 or $.9985 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the nine months ended September 30, 2022, the Company recorded $ 195,005 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$65,002	$65,000	$195,005	$195,005
Sales and marketing	$—	$56,635	$—	$116,347
	$65,002	$121,635	$195,005	$311,352

As of September 30, 2022, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of September 30, 2022 and the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	2,691,459	$1.99	2.94
Granted	580,231	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(25,000)	$—	—
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	5,928,261	$—	—
Exercised	(3,188,190)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at September 30, 2022	5,986,761	$2.72	2.02

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

On August 11, 2021, the Company issued warrants in connection with the Credit Facility Agreement by the related party exercisable at a rate equal to the 30-day VWAP for 10,072 additional warrants in connection with the issuance of a loan by a related party. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. The estimated aggregate fair value of the warrants issued is $5,285 using the Black-Scholes option valuation model

As of September 30, 2021, we had outstanding warrants to purchase 2,666,459 shares of common stock at $2.06 per share. These warrants expire in 2023. We also have outstanding warrants to purchase 238,066 shares of common stock at the stated price per share in connection with the issuance of a loan with a related party. These warrants expire in 2024.

2022

On  February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders' 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in  February 2025. The Company recorded $382,048 of stock-based expense related to warrants issued during the warrant conversion offer on February 9, 2022.

On June 29, 2022, six private investors purchased 1,062,500 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in June 2025, and 1,062,500 shares at the exercise price of $0.80 per share, resulting in additional capital of $850,000.

On August 24, 2022, five private investors purchased 1,500,000 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in  August 2025, and 1,500,000 shares at the exercise price of $0.80 per share, resulting in additional capital of $1,200,000.

During the nine months ended September 30, 2022, the Company issued warrants to purchase an aggregate of 177,571 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $73,469 using the Black-Scholes option valuation model as of September 30, 2022.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$584,369	$—

The following table presents assets that are measured and recognized at fair value as of  December 31, 2021 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,124,720	$—

10. Commitments and Contingencies

Litigation

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject.

Operating Lease

As described in Note 6, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first 12 months of the lease included a 50% abatement period. As of September 30, 2022, we have an operating lease asset balance for this lease of $1,032,132and an operating lease liability balance for this lease of $1,247,395recorded in accordance with ASC 842.

11. Related Party Transactions

Unsecured Promissory Note Investments

2021

On July 1, 2021, we entered into an Unsecured Promissory Notes (each, individually, a “UP Note” and collectively, the “UP Notes”) in the aggregate principal amount of $271,875 to certain investors, officers, and directors of the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement.

2022

On August 13, 2022, an amendment to the Credit Facility agreement was agreed upon. The amendment updated the date to begin payment from July 31, 2022, to December 31, 2022. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.

As of September 30, 2022, The Company has a principal balance of $271,875, accrued interest of $55,530 and a total of $10,352 of interest was converted into 9,585 shares of common stock and The Company recorded a gain on settlement of interest payable of $162.

Secured Promissory Note Investments

2021

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $6,000,000 under this Credit Agreement amended on September 30, 2022. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility and paid a total of $200,000 toward the principal balance of the loan,

The loan is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.  Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

2022

On June 10, 2022, The Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the credit agreement.

During the nine months period ending September 30, 2022, the Company issued warrants to purchase an aggregate of 177,571 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $73,469 using the Black-Scholes option valuation model as of September 30, 2022.

As of September 30, 2022, the Company has drawn a total of $4,078,125 including cash in the amount of $3,806,250, and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the Credit Agreement, and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259.

On November 13, 2022, an amendment to the Credit Facility agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Agreement to $6,000,000. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.

12. Subsequent Events

On November 13, 2022, the Company entered into an amended and restated credit facility agreement with Thomas B. Akin, a director of the Company (the “A&R Credit Agreement”) and a corresponding convertible note in the amount of $4,466,043 (the “Convertible Note”). The A&R Credit Agreement amends and restates the current Credit Agreement and allows for the Company to borrow up to $6 million in advances. The Convertible Note accrues interest monthly at 15% per annum. Principal and accrued interest payments are due in 24 monthly installments under the Convertible Note beginning on January 31, 2023 and continuing on the last day of each of the next 23 months thereafter. The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to 85% of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”). The Convertible Note and all accrued interest thereon will be automatically converted into common stock at the Conversion Price on the dated that is five business days prior to the date on which the Company becomes listed on a national securities exchange if all listing requirements have been satisfied by the Company (other than the Company satisfying any stockholders’ equity requirement to be listed on such national exchange).

The foregoing description of the A&R Credit Agreement and Convertible Note does not purport to be complete and is qualified in its entirety by reference to the A&R Credit Agreement and Convertible Note, which fill be filed separately.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2020 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized data-driven marketing campaigns.

Mobivity’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Mobivity’s customers use Recurrency to:

●	Transform messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
●	Measure, predict, and boost guest frequency and spend by channel.
●	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion, and media program.
●	Deliver 1:1 promotions and offers with customized Mobile Messaging, Personalized Receipt Promotions, and Integrated Loyalty programs.

Mobivity’s Recurrency, delivered as a Software-as-a-Service (“SaaS”) platform, is used by leading brands including Subway, Sonic Drive-In, Baskin Robbins, Chick-fil-A and Checkers/Rally’s across more than 40,000 retail locations globally.

We’re living in a data-driven economy. By 2003 — when the concept of “Big Data” became common vernacular in marketing - the amount of data being created every two days was equal to the amount created in all of the time prior to 2003. Today, 90% of the world’s data has been created in just the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

The challenge for multi-unit retailers isn’t that they don’t have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems, and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply don’t have. This is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks, and Yum Brands.

Mobivity’s Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media, and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average Return on Marketing Spend of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

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

Offers and Promotions

Recurrency provides a digital wallet system for creating and managing dynamic offers and promotions, enabling accurate and complete closed-loop attribution across all channels, media, and marketing efforts. Retailers can deploy one-time, limited-use, and multi-use promotions across all online and offline marketing channels that are scannable at the POS or redeemable online, enabling fraud-free, controllable promotion delivery and attribution at scale. Marketing teams can use the comprehensive attribution analysis and insights to optimize media mix and spend for maximum Return on Marketing Spend (“ROMS”).

Predictive Offers

Recurrency leverages the normalized data captured at the POS and applies Artificial Intelligence (“AI”) to build profiles of both known and anonymous customers, analyzes pre and post-redemption behavior, and then predicts offers that will drive the highest increases in customer spend and frequency at the lowest discount possible. The result is optimized, personalized promotions that produce the highest ROMS possible.

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

Customized Mobile Messaging

Recurrency transforms standard short message service (“SMS”), multimedia messaging service (“MMS”), and rich communication services (“RCS”) into a data-driven marketing medium. Recurrency tracks and measures offer effectiveness at a more granular level than other solutions, allowing clients to create smarter offers and drive higher redemption rates. Our proprietary platform connects to all wireless carriers so that any consumer, on any wireless service (for example, Verizon), can join our customer’s SMS/MMS mobile marketing campaign. Our customers use Recurrency’s self-service interface to build, segment, target and optimize mobile messaging campaigns to drive increased guest frequency and spend. Recurrency is an industry leader in RCS messaging and has an industry-leading broadcast reach.

Belly Loyalty

Mobivity’s Belly Loyalty solution drives increased customer engagement and frequency with a customer-facing digital rewards platform via an app and digital pad. Using Belly, customers can customize rewards and leverage pre-built email campaigns and triggers to encourage greater frequency as well as to identify and reactivate lapsed customers.

Company Strategy

Our objective is to build an industry-leading SaaS product that connects consumers to merchants and brands. The key elements of our strategy are:

●

Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary POS Data Capture technology. Several years of development went into designing POS Data Capture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to Mobivity’s cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Recurrency platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS/MMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting the SMS/MMS text messaging transactional volume necessary to serve our goal of several thousand end users. Leveraging our Recurrency platform allows for full attribution of SMS/MMS offers, which we believe is a unique combination of both SMS/MMS text messaging and POS data.

●

Evolve our sales and customer support infrastructure to uniquely serve very large customer implementations such as franchise-based brands that operate a large number of locations. Over the past few years, we have focused our efforts on the development of our technology and solutions with the goal of selling and supporting small and medium-sized businesses. Going forward, we intend to significantly increase our investments in sales and customer support resources tailored to selling to customers that operate franchise brands. Today we support more than 30,000 merchant locations globally.

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

●

Build our intellectual property portfolio. We currently have nine issued patents that we believe have significant potential applications in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Events

Unsecured Promissory Note Investments in 2021

During the year ended December 31, 2021, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $271,875, which are due and payable two years after issuance (the "Talkot Notes"). These Talkot Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty, or charge.

Unsecured Promissory Note Investments in 2022

On August 13, 2022, an amendment to the Credit Facility agreement was agreed upon. The amendment updated the date to begin payment from July 31, 2022, to December 31, 2022. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.

As of September 30, 2022, The Company has a principal balance of $271,875, accrued interest of $55,530 and a total of $10,352 of interest was converted into 9,585 shares of common stock and The Company recorded a gain on settlement of interest payable of $162.

Secured Promissory Note Investments in 2021

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with one of the Company’s directors. The Company can borrow up to $6,000,000 under this Credit Agreement amended on September 30, 2022. As of December 31, 2021, the company has drawn a total of $3,478,125 including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the above-described Note that was rolled into the Credit Facility and paid a total of $200,000 toward the principal balance of the loan,

The loan is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the lender’s agreement to provide the facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under this Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the lender additional warrants entitling the lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP. Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

Secured Note Investments in 2022

On June 10, 2022, The Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the credit agreement.

During the nine months period ending September 30, 2022, the Company issued warrants to purchase an aggregate of 177,571 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $73,469 using the Black-Scholes option valuation model as of September 30, 2022.

As of September 30, 2022, the Company has drawn a total of $4,078,125 including cash in the amount of $3,806,250, and $271,875 of principal and accrued interest under the above-described UP Notes which were rolled into the Credit Agreement, and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259.

On November 13, 2022, an amendment to the Credit Facility agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Agreement to $6,000,000. In addition, the interest accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of Common Stock in the amount of the interest accrued for each month.d for each month.

2022 Warrant Exercises

On February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.  As an inducement for the holders' exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in December 2023. The company recorded $382,048 of stock-based expense related to warrants issued during the warrant conversion offer on February 9, 2022.

2022 Private Placement

In June 2022, we commenced a private placement of 1,062,500 units of our securities, at a price of $.80 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one share of our common stock, over a three-year period, at an exercise price of $1.50 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.

In August 2022, we commenced a private placement of 1,500,000 units of our securities, at a price of $.80 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one share of our common stock, over a three-year period, at an exercise price of $1.50 per share. The offering was conducted by our management and no commission or other selling fees were paid by us.

As of September 30, 2022 issued 2,562,500 units under this placement.

2022 Equity Incentive Plan

On September 19, 2022, the directors of Mobivity Holdings Corp. (the “Company”) approved the Mobivity Holdings Corp. 2022 Equity Incentive Plan (the “2022 Plan”). As provided in the 2022 Plan, 12,000,000 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), are available for issuance as the subject of awards and issued to employees, consultants, and advisors of the Company or any subsidiary, as well as non-employee directors of the Company.

Office Relocation

We entered into a six-year office lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first 12 months of the lease included a 50% abatement period.

Intellectual Property

U.S. Patent number 10,949,868 B1 was granted on March 16, 2021. This patent covers the single use of electronic retailer coupons and a referral program. The method and system prevent fraud, are specific to geolocation, and provide an audit trail of the customer, cashier, and marketing platform. A user can also earn a subsequent coupon by referring a friend.

US Patent number 6,788,769 B1 expired in March of 2021. This patent covered a method and system for using telephone numbers as a key to address, email, and online content without the use of a look-up database. Using this system, a phone number is used to access a website or an email address in exactly the same way it is used to dial a telephone.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended September 30, 2022, were $1,890,437 a decrease of $421,111 or 18% compared to the same period in 2021.

Revenues for the nine months ended September 30, 2022, were $5,787,168 a decrease of $1,774,798 or 23% compared to the same period in 2021.

This decrease is primarily due to a decrease in revenue of $421,111 quarterly due to the restructuring of customer a contract related to Smart Receipt services.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2022, was $1,806,022, an increase of $797,319, or 79%, for the same period in 2021.

Cost of revenues for the nine months ended September 30, 2022, was $4,183,719, an increase of $861,080, or 26%, for the same period in 2021.

This increase is primarily due to an increase in customer acquisition costs, SMS messaging costs, and MMS messaging costs

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses decreased $261,657 or 21%, to $983,428, during the three months ended September 30, 2022, compared to $1,245,085 for the same period in 2021. The decrease in general and administrative expenses was primarily due to a decrease in legal fees.

General and administrative expenses decreased $403,267 or 12%, to $3,088,588, during the nine months ended September 30, 2022, compared to $3,491,855 for the same period in 2021. The decrease in general and administrative expenses was primarily due to a decrease in legal fees.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses decreased $364,368, or 37%, to $614,600 during the three months ended September 30, 2022, compared to $978,968 for the same period in 2021. The decrease is primarily due to reductions in payroll expenses and share-based compensation.

Sales and marketing expenses decreased $1,209,040, or 40%, to $1,778,371 during the nine months ended September 30, 2022, compared to $2,987,411 for the same period in 2021. The decrease is primarily due to reductions in payroll expenses and share-based compensation.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $106,595, or 16%, to $784,804 during the three months ended September 30, 2022, compared to $678,209 for the same period in 2021. This increase is primarily due to the end of the ASC 606 deduction, an increase in payroll, and an increase in professional services.

Engineering, research & development expenses increased $284,669, or 14%, to $2,360,863 during the nine months ended September 30, 2022, compared to $2,076,194 for the same period in 2021. This increase is primarily due to the end of the ASC 606 deduction, an increase in payroll, and an increase in professional services.

Impairment on Intangible Asset

Impairment on intangible assets consists of an intangible asset valued at less than its carrying value.

Impairment on intangible assets increased 100% from $0 to $238,143 for the three months ended September 30, 2022, compared to the same period in 2021 The increase is a result of the impairment analysis performed.

Impairment on intangible assets increased from $8,286 to $238,143 for the nine months ended September 30, 2022, compared to the same period in 2021. The increase is a result of the impairment analysis performed.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses decreased $64,346 or 35%, to $118,317 during the three months ended September 30, 2022 compared to $182,663 for the same period in 2021. This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Depreciation and amortization expenses decreased $171,424 or 33%, to $353,050 during the nine months ended September 30, 2022 compared to $524,474 for the same period in 2021. This decrease is primarily due to the reduction in amortization of intangibles on software development costs.

Interest Income

Interest income consists of stated interest income on our cash balances. Interest income was $0 during the three months ended September 30, 2022, compared to the same period in 2021.

Interest income consists of stated interest income on our cash balances. Interest income decreased $5 or 100% to $0, during the nine months ended September 30, 2022, compared to the same period in 2021.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $105,170, or 119%, to a total of $193,501 during the three months ended September 30, 2022, from compared to $88,331 in the same period in 2021. This increase in interest expense is primarily related to the new line of credit taken out in 2021.

Interest expense increased $375,740, or 260%, to a total of $520,454 during the nine months ended September 30, 2022, compared to $144,714 in the same period in 2021. This increase in interest expense is primarily related to an increase in borrowings from our related parties.

Gain on Forgiveness of Debt

On July 21, 2021, SBA authorized full forgiveness of the $891,103 PPP Loan after the Company applied for loan forgiveness and met all the requirements for such loan forgiveness under the SBA program. The balance of the loan was forgiven and recorded as a gain on forgiveness of debt of $891,103. Gain on forgiveness of debt decrease 100% to $0 for the three and nine month periods ended September 30, 2022

Loss on Disposal of Fixed Assets

The loss on disposal of assets decreased by 100% from a September 30, 2021, balance of  $880 to a September 30, 202, balance of $0.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2022, was $1 Canadian equals $0.78 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.79 during the same period in 2021. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of  $76,228 and a loss of $13,150 for the three months ended September 30, 2022 and 2021, respectively.

The change in foreign currency was a loss of $76,862 and a loss of $22,391 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had current assets of $2,139,214, including $1,016,745 in cash, and current liabilities of $7,228,819, resulting in a working capital deficit of $5,089,605.

We believe as of the date of this report, we do not have the working capital on hand, along with our expected cash flow from operations and budget reductions, to sufficiently fund our current level of operations through the end of the next 12 months or beyond. We will require additional capital and will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. There can be no assurance we will be able to obtain access to capital as and when needed, or that the terms of any available financing will be commercially reasonable.

Cash Flows

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,966,359)	$(3,189,511)
Investing activities	(30,742)	(388,763)
Financing activities	5,371,407	886,076
Effect of foreign currency translation on cash flow	(92,985)	(21,726)
Net change in cash	$281,321	$(2,713,924)

Operating Activities

We used cash from operating activities totaling $ 4,966,359 during the nine months ended September 30, 2022 and used cash from operating activities totaling $ 3,189,511during the nine months ended September 30, 2021.

Investing Activities

Investing activities during the nine months ended September 30, 2022, consisted of $18,712 of equipment purchases and $12,030 of capitalized software development costs.

Investing activities during the nine months ended September 30, 2021, consisted of $78,217 of equipment purchases and $310,546 of capitalized software development costs.

Financing Activities

Financing activities during the nine months ended September 30, 2022, consisted of $2,550,552 additional paid-in capital from a warrant conversion to common stock, $2,050,000 additional paid-in capital from two private placement financings, $800,000 proceeds for related party notes payable, and $29,145 in payment on notes payable.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. "Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e),  are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, , including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2022 our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the nine months ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2022, we sold 1,062,500 shares of common stock and warrants to purchase up to 1,062,500 additional shares of common stock for an aggregate offering price of $849,999. The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.50 per share.

On August 24, 2022, we sold 1,250,000 shares of common stock and warrants to purchase up to 1,250,000 additional shares of common stock for an aggregate offering price of $1,000,000. The warrants are exercisable for a period of three years from the date of issuance at an initial exercise price of $1.50 per share.

For the foregoing warrants, the exercise price of the warrant and the number of the shares issuable upon exercise of the warrant are subject to customary adjustments prior to exercise upon the occurrence of certain events affecting all outstanding shares of common stock.

The foregoing securities were issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to a limited number of persons who were “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale. None of the shares, warrants or shares of common stock issued upon exercise of the warrants have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements. Neither this quarterly report on Form 10-Q nor any exhibit attached hereto shall constitute an offer to sell or the solicitation of an offer to buy any securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

The information set forth below is included herein for purposes of providing the disclosure required under “Item 1.01 Entry Into a Material Definitive Agreement; Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. ” of Form 8-K.

On November 13, 2022, the Company entered into an amended and restated credit facility agreement with Thomas B. Akin, a director of the Company (the “A&R Credit Agreement”) and a corresponding convertible note in the amount of $4,466,043 (the “Convertible Note”). The A&R Credit Agreement amends and restates the current Credit Agreement and allows for the Company to borrow up to $6 million in advances. The Convertible Note accrues interest monthly at 15% per annum. Principal and accrued interest payments are due in 24 monthly installments under the Convertible Note beginning on January 31, 2023 and continuing on the last day of each of the next 23 months thereafter. The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to 85% of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”). The Convertible Note and all accrued interest thereon will be automatically converted into common stock at the Conversion Price on the dated that is five business days prior to the date on which the Company becomes listed on a national securities exchange if all listing requirements have been satisfied by the Company (other than the Company satisfying any stockholders’ equity requirement to be listed on such national exchange).

In addition, in connection with the execution of the A&R Credit Agreement and the Convertible Note, the Company issued Mr. Akin 140,185 shares of common stock on November 14, 2022.

The foregoing description of the A&R Credit Agreement and Convertible Note does not purport to be complete and is qualified in its entirety by reference to the A&R Credit Agreement and Convertible Note, which fill be filed separately.

[A1]Note to Company: To confirm this is accurate.

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

Mobivity Holdings Corp.

Date: November 14, 2022	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)