Form 10-K
period 2022-12-31
MOBIVITY HOLDINGS CORP.
filed 2023-04-03
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

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

(877) 282-7660

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                                                                                        ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                                          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                                                                                                          Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $70,218,462, calculated at the price at which the common equity was last sold.

           As of March 30, 2022, the registrant had 65,607,411 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2022

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

Part I

Item 1. Business

General Information

Mobivity Holdings Corp. (the “Company” or “us", "our", or we”) is in the business of developing and operating proprietary platforms over which brands and enterprises can conduct national and localized, data-driven marketing campaigns.

The Company's RecurrencyTM platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest Return on Marketing Spend (ROMS) possible. Our customers use Recurrency to:

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

We are living in a data-driven economy. By 2003 — when the concept of “big data” became common vernacular in marketing - there was as much data being created every two days as had been created in all of time prior to 2003. Today, big data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only 1% of data is being utilized today by most businesses.

The challenge for multi-unit retailers is not that they do not have enough data; in fact, national retailers are collecting millions of detailed transactions daily from thousands of points of sale around the world. The challenge is being able to make sense of this transaction data, which is riddled with data entry errors, collected by multiple POS systems and complicated by a taxonomy compiled by thousands of different franchisee owners. To normalize such an overwhelming amount of data into usable intelligence and then leverage it to optimize media investment and promotion strategy requires numerous teams of data analysts and data scientists that many retailers and restaurant operators simply do not have. Which is why so many technology and data companies, that can help solve these challenges, have been invested in and acquired by brands including, McDonald’s, Starbucks and Yum Brands.

The Company's Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average Return on Marketing Spend of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

The Recurrency Platform

The Recurrency™ platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights. Our technology provides transactional data, in real-time, that uncovers market-basket information and attributes both online and traditional promotions. Recurrency is comprised of seven components.

1. POS Data Capture

Recurrency captures, normalizes, integrates, and stores transaction data and is compatible with most POS systems used by restaurants and retailers today. The result is a clean useful dataset upon which to predict and influence customers’ buying behavior and deliver basket-level insights.

2. Analytics Powered by Machine Learning

Recurrency uses Machine Learning (“ML”) to uncover patterns in the buying behaviors of consumers and leverages that data to suggest pricing optimizations, and guide marketing campaigns.

3. Offers and Promotions

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

4. Predictive Offers

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

5. Personalized Receipt Promotions

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

6. Customized Mobile Messaging

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

7. Belly Loyalty

The Company's Belly Loyalty  ("Belly") solution drives increased customer engagement and frequency with a customer-facing digital rewards platform via an app and digital pad. Using Belly, customers can customize rewards and leverage pre-built email campaigns and triggers to encourage greater frequency as well as identify and reactivate lapsed customers.

Company Strategy

Our objective is to build an industry-leading SaaS product that connects consumers to merchants and brands. The key elements to our strategy are:

●

Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our proprietary POS Data Capture technology. Several years of development went into designing POS Data Capture such that the process of intercepting POS data and performing actions, such as controlling the receipt printer with receipt is scalable, portable to a wide variety of POS platforms, and does not impact performance factors including the print speed of a typical receipt printer. Furthermore, we believe the transmission of POS data to our cloud-based data stores presents a very competitive and innovative method of enabling POS data access. Additionally, we believe that our Recurrency platform is more advanced than technologies offered by our competitors and provides us with a significant competitive advantage. With more than ten years of development, we believe that our platform operates SMS/MMS text messaging transactions at a “least cost” relative to competitors while also being capable of supporting SMS/MMS text messaging transactional volume necessary to support our goal of several thousand end users. Leveraging our Recurrency platform allows for full attribution of SMS/MMS offers, which we believe is a unique combination of both SMS/MMS text messaging and POS data.

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

Recent Developments

Secured Notes 2021

During the year ended December 31, 2021, we issued to one of our directors, secured notes in the principal aggregate amount of $3,478,125, including cash in the amount of $3,206,250 and $271,875 of principal and accrued interest under the 2020 secured note that was rolled into the Credit Facility, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2021, we had $3,278,125 as a remaining balance of these 2021 Notes and accrued interest of $149,040.

Unsecured Promissory Notes 2021

During the year ended December 31, 2021, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance (the "2021 Unsecured Notes"). These 2021 Unsecured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2021, we had $271,875 as a remaining balance of these 2021 Notes and accrued interest of $23,200.

Secured Notes 2022

During the year ended December 31, 2022, we issued to one of our directors, secured notes in the principal aggregate amount of $5,173,125, including cash in the amount of $4,901,250 and $271,875 of principal and accrued interest under the 2020 Secured Note that was rolled into the Credit Facility, which are due and payable in 24 equal payments beginning January 31, 2023 (the "2022 Secured Notes") The 2022 Secured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the 2022 Secured Notes. As of December 31, 2022, we have $5,173,125 as a remaining balance of the 2022 Secured Notes and accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259. A total of $166,434 in accrued interest was accrued for the fourth quarter of 2022 and recorded to equity payable. A total of 154,106 shares were issued in March of 2023.

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

The foregoing description of the A&R Credit Agreement and Convertible Note does not purport to be complete and is qualified in its entirety by reference to the A&R Credit Agreement and Convertible Note, which was filed with the United States Securities and Exchange Commission (the "SEC") on the Company’s Current Report on Form 8-K dated November 11, 2022, and Amendment No. 1 to the A&R Credit Agreement and Convertible Note filed with the SEC on the Company’s Current Report on Form 8-K dated January 31, 2023.

Unsecured Promissory Notes 2022

During the year ended December 31, 2022, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance (the "2022 Unsecured Notes"). The 2022 Unsecured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2022, we have $271,875 as a remaining balance of these 2022 Unsecured Notes and accrued interest of $55,530. A total of $10,352 of interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $162.A total of $10,423 was accrued and recorded to equity payable of 9,651 shares of common stock and the Company recorded a loss on settlement of interest payable of $2,918.

2022 Warrant Exercises

On February 7, 2022, seventeen warrant holders exercised their common stock purchase warrant for 3,163,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,530,552. As an inducement for the holder’s exercise of the warrants, we issued the holders 2,530,552 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

2022 Private Placement

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

Offline marketers will increasingly invest in technologies that leverage data to power personalized, digital consumer experiences and mimic how e-commerce marketers operate. This is a trend that has growing support from various industry analysts as well. McKinsey recently reported that “data activated marketing” can boost sales 15%-20% and significantly improve the return on investment ("ROI") on marketing spend across marketing channels. While the upside of data driven marketing may seem obvious, marketers are also converging their digital and offline worldviews when it comes to thinking about how they allocate their marketing budgets. Gartner’s 2015–2016 Chief Marketing Officer (CMO) Spend Survey reported that 98 percent of CMOs no longer make a clear distinction between marketing online and offline and say the disciplines are merging. We believe that these trends reveal a material insight into how the market is converging towards our value proposition and will further propel our growth; as the market increasingly convinces itself of the upside of targeting its marketing based off of consumer data, as suggested by the McKinsey study, and the Gartner study suggests that offline and digital marketing disciplines are merging, then our unique approach to merging offline point-of-sale data with digital channels.

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

●

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

●

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

●

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

Our total engineering, research and development expenditures in 2022 and 2021 were $3,583,773 and $3,535,742, respectively.

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

We believe that the key competitive factors that differentiate us from our competitors include:

●	Intellectual Property. We currently own nine patents that cover various approaches to facilitating SMS/MMS text messaging solutions and manipulating receipt content.
●

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

Customers

During the years ended December 31, 2022 and 2021 two customers accounted for 51% and 73% of our revenues, respectively

.

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

Intellectual Property-

We regard the protection of our developed technologies and intellectual property rights as an important element of our business operations and crucial to our success. We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. We require our employees, consultants and advisors to enter into confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except under specific circumstances. In the case of our employees, the agreements provide that all of the technology which is conceived by the individual during the course of employment is our exclusive property. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel.

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

U.S Patent number 9,495,671 was granted on November 15, 2016. U.S. Patent 9,727,853 was issued on August 8, 2017. These patents cover a system to generate value added messages on receipts printed by POS systems based on various rules determined by information conveyed on the purchase receipt such as location, time of day, or other purchase data. The patent application claims priority to a patent application filed in 2006.

U.S. Patent number 10,475,017 B2 was granted on November 12, 2019. This patent covers a POS terminal and a computer-readable storage medium that generates transaction information for a commercial transaction, the transaction information including customer information and purchase information. The POS terminal may generate nutritional information based on the purchase information. The POS terminal may send the customer information, the purchase information, and location information identifying a location of the POS terminal to an advertising server and may receive responsive advertising content from the advertising server. The POS terminal may print a receipt including the transaction information, the nutritional information, and the advertising content.

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

In addition to its regulation of wireless telecommunications providers generally, the U.S. Federal Communications Commission, or FCC, has examined, or is currently examining, how and when consumers enroll in mobile services, what types of disclosures consumers receive, what services consumers are purchasing and how much consumers are charged. In addition, the Federal Trade Commission, or FTC, has been asked to regulate how mobile marketers can use consumers’ personal information. Consumer advocates claim that many consumers do not know when their information is being collected from cell phones and how such information is retained, used and shared with other companies. Consumer groups have asked the FTC to identify practices that may compromise privacy and consumer welfare; examine opt-in procedures to ensure consumers are aware of what data is at issue and how it will be used; investigate marketing tactics that target children; and create policies to halt abusive practices. The FTC has expressed interest, in particular, in the mobile environment and services that collect sensitive data, such as location-based information.

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●

Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be "clearly and conspicuously" disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer’s attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.

●

Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual’s web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.

●

Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol ("IP") address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC’s discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.

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

●

Children. The Children’s Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.

●

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

Employees

As of March 22, 2023, we had 38 employees, consisting of 23 full-time in research and development, 9 full-time in sales and marketing, and 6 full-time in general and administrative.

Item 1A. Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2022, we had working capital deficit of $6,596,741.We raised $2.6 million in cash from the exercise of warrants in February 2022 and we raised $2.1 million in Private Placement funding in 2022 In addition, we raised $3.6 million from the exercise of warrants in the first quarter of 2023. While we believe that our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

The success of our business depends, in part, on wireless carriers continuing to accept our customers’ messages for delivery to their subscriber base. We depend on wireless carriers to deliver our customers’ messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as "spam," even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that we, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt-in to a campaign, minimizing the risk that our customers’ messages will be characterized as spam, blocking of this type could interfere with our ability to market products and services of our customers and communicate with end users and could undermine the effectiveness of our customers’ marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

We depend on third party providers for a reliable Internet infrastructure and the failure of these third parties, or the Internet in general, for any reason would significantly impair our ability to conduct our business. We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to "denial-of-service" attacks in which unknown individuals bombarded our computer servers with requests for data, thereby degrading the servers’ performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third-party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

The gathering, transmission, storage and sharing or use of personal information could give rise to liabilities or additional costs of operation as a result of governmental regulation, legal requirements, civil actions or differing views of personal privacy rights. We transmit and store a large volume of personal information in the course of providing our services. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from our customers and their users. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business, operating results and financial condition. Additionally, we may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of their customers’ personal data which we store or handle as part of providing our services.

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

In the U.S., we have voluntarily agreed to comply with wireless carrier technological and other requirements for access to their customers’ mobile devices, and also trade association guidelines and codes of conduct addressing the provision of location-based services, delivery of promotional content to mobile devices and tracking of users or devices for the purpose of delivering targeted advertising. We could be adversely affected by changes to these requirements, guidelines and codes, including in ways that are inconsistent with our practices or in conflict with the rules or guidelines in other jurisdictions.

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

Risks Related to our Common Stock

There has been a limited trading market for our common stock. There has been a limited trading market for our common stock on the OTCQB® Venture Market. The lack of an active market may impair the ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

The market price of our common stock may be, and is likely to continue to be, highly volatile and subject to wide fluctuations. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors some of which are beyond our control, including:

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

Our common stock may be considered to be a “penny stock” and, as such, any market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We are a “smaller reporting company” and, as such are allowed to provide less disclosure than larger public companies. We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company”, we are able to provide simplified executive compensation disclosures in our SEC filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in SEC filings, including, among other things, we are only required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We have a current lease that was entered into a starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. The office space in Chandler was a perfect size for a growing company with an open concept to encourage collaboration.

We had a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges.

Item 3. Legal Proceedings.

As of the date of this report, the company has one pending legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. This is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc., and our firm is managing the defense of the matter. The Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter. The discovery process has not begun so it is not possible at this time to calculate an accurate assessment of the Company’s exposure.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB® Venture Market under the stock symbol “MFON”.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Holders of Record

As of March 20, 2022, there were 149 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2022 or 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2022 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)
Equity compensation plans not approved by security holders (1)	14,769,047	$1.37	3,315,968
Equity compensation plans approved by security holders	—	—	—
Total	14,769,047	$1.37	3,315,968

(1)Comprised of our 2010, 2013, 2016 and 2022 Incentive Stock Plans.

Item 6. [Reserved]

.

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

The Company's Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest ROMS possible. Our customers use Recurrency to:

●	Transform messy POS data collected from thousands of points of sale into usable intelligence.
●	Measure, predict, and boost guest frequency and spend by channel.
●	Deploy and manage one-time use offer codes and attribute sales accurately across every channel, promotion and media program.
●	Deliver 1:1 promotions and offers with customized mobile messaging, personalized receipt promotions and Integrated Loyalty programs.

Recurrency, delivered as a SaaS platform, is used by leading brands including Subway, Sonic Drive-In, Chick-fil-A, Checkers/Rally’s and Circle K’s across more than 40,000 retail locations globally.

We are living in a data-driven economy. By 2003 — when the concept of “big data” became common vernacular in marketing there was as much data being created every two days as had been created in all of time prior to 2003. Today, big data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

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

The Company's Recurrency platform fills this need with a self-service SaaS offering, enabling operators to intelligently optimize their promotions, media and marketing spend. Recurrency drives system-wide sales producing on average a 13% increase in guest spend and a 26% improvement in frequency, ultimately delivering an average ROMS of 10X. In other words, for every dollar invested in marketing, retailers using Recurrency to manage, optimize and deliver multi-channel consumer promotions generate an average of ten dollars in incremental revenue from their customers.

Recent Events

Related Party Notes

During the year ended December 31, 2022, we issued to one of our directors, secured Notes in the principal aggregate amount of $5,173,125, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. On November 19, 2021, a payment of $200,000 was paid toward the principal balance of the note. As of December 31, 2022, we have $5,173,125 as a remaining balance of these 2022 Notes and accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259. A total of $166,432 was accrued and recorded to equity payable of 154,106 shares of common stock and the Company recorded a loss on settlement of interest payable of $44,325.

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

During the year ended December 31, 2022, we issued to Talkot Capital LLC, unsecured Notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance. These Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2022, we have $271,875 as a remaining balance of these 2022 Notes and accrued interest of $55,530. A total of $10,352 of accrued interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $162. A total of $10,423 was accrued and recorded to equity payable of 9,651 shares of common stock and the Company recorded a loss on settlement of interest payable of $2,757.

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

2022 Private Placement

On August 24, 2022, Thomas Akin purchased 625,000 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in August 2025, and 1,500,000 shares at the exercise price of $0.80 per share, resulting in additional capital of $1,200,000.

Results of Operations and Financial Conditions

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform.  The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the twelve months ended December 31, 2022 were $7,533,912, a decrease of $640,972, or 7.8%, compared to $8,174,884 for the twelve months ended December 31, 2021. This decrease is primarily due to the decrease in special projects revenue.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2022 was $5,328,483, an increase of $1,026,113, or 23.8%, compared to $4,302,370 for the twelve months ended December 31, 2021. This increase is primarily due to a one time increase in application costs that is currently under dispute and temporary guaranteed audience costs associated with increasing our key customer's messaging database.

The gross profit margin was 29% and 47% for the twelve months ended December 31, 2022 and 2021, respectively. Lower gross profit margin in 2022 is primarily due to the disputed application bill and the one-time audience building program costs.

Bad Debt

Bad Debt expense for the twelve months ended December 31, 2022 was $40,383, an decrease of $733,929, or 94.8%, compared to $774,312 for the twelve months ended December 31, 2021. This decrease is due primarily to the restructuring of a large current contract in that had 18 months of remaining ASC 606 deductions that were all recognized at the end of 2021.

General and Administrative

General and administrative expenses consist primarily of administrative salaries and personnel related expenses, legal fees, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2022 were $4,306,929, an increase of $722,208, or 20.1%, compared to $3,584,721 for the twelve months ended December 31, 2021. The increase in general and administrative expense was primarily due an increase in rent due to the end of the 50% abatement period, and an increase in insurance costs for 2022.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2022 were $2,616,596, a decrease of $1,385,969, or 34.6%, compared to $4,002,565 for the twelve months ended December 31, 2021. The decrease in 2022 was primarily due to a decrease of advertising and promotion expense of $383,807 and decrease in payroll related expenses of $916,754 compared to 2021.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2022, were $3,060,029, a decrease of $523,744 or 14.6%, compared to $3,583,773 for the twelve months ended December 31, 2021. The decrease in expense was primarily due to a decrease in payroll expense.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2022, were $440,326 a decrease of $266,747, or 38%, compared to $707,073 for the twelve months ended December 31, 2021. This decrease is primarily attributable to the decrease in amortized assets due to impairment of Goodwill in 2021 and additional impairment of intangible assets during 2022.

Intangible Asset Impairment

Intangible Asset Impairment expenses for the twelve months ended December 31, 2022 were $552,476, an decrease of $544,190, compared to $8,286 for the twelve months ended December 31, 2021.

Goodwill Impairment

Goodwill Impairment expenses for the twelve months ended December 31, 2022 were $411,183, an increase of $326,014, compared to $85,169 for the twelve months ended December 31, 2021. The increase is due to a reduction in expected cash flow for our current Belly products over the next five years.

Interest Income

Interest income consists of stated interest income on our cash balances.

Interest income for the twelve months ended December 31, 2022 was $0, compared to $5 for the twelve months ended December 31, 2021. This decrease of $5, related to lower earnings on cash positions held throughout the year as compared to the prior year.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2022 was $737,745, an increase of $469,799, or 175.3%, compared to $267,966 for the twelve months ended December 31, 2021. The increase is primarily attributable to the increased principal on short- and long-term borrowings during the year.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value.

Loss on disposal of fixed assets for the twelve months ended December 31, 2022 was $0, a decrease of $880 or 90%, compared $880 to the twelve months ended December 31, 2021. The decrease is due to reduced amount of assets that were disposed of during the year.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the twelve months ended December 31, 2022 were $53,500, an increase of $53,500 or 100%, compared to $0 in the twelve months ended December 31, 2021. The increase is due to additional TCPA claims.

Extinguishment of Debt

The gain on extinguishment of debt for the twelve months ended December 31, 2022 was $0, a decrease of $891,103 or 100%, compared to $891,103 for the twelve months ending December 31, 2021. The decrease was due to full forgiveness of our Paycheck Protection Program loan in 2021.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2022 and 2021 was $1 Canadian equals $0.77 and $0.79 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $2,119 and a loss of $8,661 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

We have $362,835 of cash as of December 31, 2022. We had a net loss of $10 million for the year ended 2022, and we used $6.7 million of cash in our operating activities during 2022. We raised $2.6 million in cash from the exercise of warrants in February 2022 and we have raised $2.1 million in Private Placement funding in 2022. In addition, we raised $3.6 million in warrant conversion funding in the first quarter of 2023. Our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities. In addition we currently have an additional $800,000 available on our current line of credit.  We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Any future financing may involve substantial dilution to existing investors.

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

Cash Flows

	For the Year Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(6,688,551)	$(4,484,598)
Investing activities	(30,269)	(378,472)
Financing activities	(6,456,410)	2,364,722
Effect of foreign currency translation on cash flow	(46,274)	(49,048)
Net change in cash	$(308,684)	$(2,547,396)

Operating Activities

We incurred a net loss in operating activities totaling $6,688,551 in 2022 and $4,484,598 in 2021, respectively. The increase in net loss in operating activities in 2022 compared to 2021 was due primarily to the costs associated with the March 2022 warrant conversion, an increase in interest, intangible asset impairment and goodwill impairment.

Investing Activities

Investing activities during 2022 included $13,087 of capitalized software development costs and $17,182 of equipment purchases. Investing activities during 2021 included $299,253 of capitalized software development costs and $79,219 of equipment purchases.

Financing Activities

Financing activities for 2022 include net proceeds from conversion of common stock warrants of $2,550,552, proceeds from proceeds from PIPE funding of $2,050,000 and proceeds from related party notes payable of $1,895,000 offset by payments on notes payable of $39,142

Critical Accounting Policies and Estimates

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

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

During the years ended December 31, 2022 and 2021 two customers accounted for 51% and 73% of our revenues, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobivity Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As discussed in the notes to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

Houston, TX

March 31, 2023

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$426,740	$735,424
Accounts receivable, net of allowance for doubtful accounts of $34,446 and $56,340, respectively	1,081,183	578,303
Other current assets	195,017	227,458
Total current assets	1,702,940	1,541,185
Goodwill	—	411,183
Right to use lease assets	981,896	1,187,537
Intangible assets and software development costs, net	194,772	1,124,720
Other assets	137,917	173,325
TOTAL ASSETS	$3,017,525	$4,437,950
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,412,612	$3,823,909
Accrued interest	443,448	172,239
Accrued and deferred personnel compensation	569,347	495,533
Deferred revenue and customer deposits	902,727	377,170
Related party notes payable, net - current maturities	2,711,171	819,531
Notes payable, net - current maturities	32,617	69,052
Operating lease liability	251,665	229,240
Other current liabilities	49,541	9,071
Total current liabilities	8,373,128	5,995,745

Non-current liabilities
Related party notes payable, net - long-term	2,481,290	2,498,711
Notes payable, net - long-term	31,092	39,086
Operating lease liability	936,924	1,188,589
Total non-current liabilities	3,449,306	3,726,386
Total liabilities	11,822,434	9,722,131
Commitments and Contingencies (See Note 13)
Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 61,311,155 and 55,410,695, shares issued and outstanding	61,311	55,411
Equity payable	324,799	100,862
Additional paid-in capital	108,806,353	102,446,921
Accumulated other comprehensive income (loss)	(100,963)	(52,088)
Accumulated deficit	(117,896,409)	(107,835,287)
Total stockholders' equity (deficit)	(8,804,909)	(5,284,181)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,017,525	$4,437,950

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2022	2021
Revenues
Revenues	$7,533,912	$8,174,884
Cost of revenues	5,328,483	4,302,370
Gross profit	2,205,429	3,872,514
Operating expenses
Bad Debt	40,383	774,312
General and administrative	4,306,929	3,584,721
Sales and marketing	2,616,596	4,002,565
Engineering, research, and development	3,060,029	3,583,773
Goodwill Impairment	411,183	85,169
Intangible asset impairment	552,476	8,286
Depreciation and amortization	440,326	707,073
Total operating expenses	11,427,922	12,745,899
Loss from operations	(9,222,493)	(8,873,385)
Other income/(expense)
Interest income	—	5
Gain on Extinguishment of Debt	—	891,103
Interest expense	(737,745)	(267,966)
Loss on disposal of fixed assets	—	(880)
Settlement Losses	(53,500)
Loss on settlement of debt	(49,503)	—
Foreign currency gain (loss)	2,119	(8,661)
Total other income (expense)	(838,629)	613,601
Loss before income taxes	(10,061,122)	(8,259,784)
Income tax expense	—	—
Net Loss	(10,061,122)	(8,259,784)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(48,875)	(28,642)
Comprehensive loss	$(10,109,997)	$(8,288,426)
Net loss per share:
Basic and Diluted	$(0.17)	$(0.15)
Weighted average number of shares:
Basic and Diluted	59,241,798	55,410,695

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

					Accumulated Other		Total
	Common Stock		Equity	Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Dollars	Payable	Paid-in Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2020	55,410,695	$55,411	$100,862	$101,186,889	$(23,446)	$(99,575,503)	$1,744,213
Issuance of common stock for cash	—	—	—	—	—	—	—
Fair value of options issued with related party debt	—	—	—	262,758	—	—	262,758
Stock based compensation	—	—	—	997,274	—	—	997,274
Foreign currency translation adjustment	—	—	—	—	(28,642)	—	(28,642)
Net loss	—	—	—	—	—	(8,259,784)	(8,259,784)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrants exercised	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Issuance of stock for PIPE financing	2,562,500	2,562		2,047,438			2,050,000
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	149,770	150	223,937	164,021			388,108
Fair value of options issued with related party debt	—	—	—	143,039	—	—	143,039
Stock based compensation	—	—	—	1,457,570	—	—	1,457,570
Foreign currency translation adjustment	—	—	—	—	(48,875)	—	(48,875)
Net loss	—	—	—	—	—	(10,061,122)	(10,061,122)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(10,061,122)	$(8,259,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	40,383	774,312
Loss on settlement of debt -Related Party	49,503	—
Gain on Extinguishment of Debt	—	(891,103)
Stock-based compensation	1,457,570	997,274
Loss on disposal of fixed assets	—	880
Intangible Asset Impairment	552,476	8,286
Goodwill Impairment	411,183	85,169
Depreciation and amortization expense	440,326	707,073
Amortization of debt discount	122,258	31,000
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(543,263)	(365,213)
Other current assets	32,102	40,133
Operating lease assets/liabilities	(23,599)	(2,575)
Contracts receivable, long-term	—	707,928
Other assets	(31)	2,330
Accounts payable	(411,297)	1,888,498
Accrued interest	609,814	168,673
Accrued and deferred personnel compensation	(79,283)	270,590
Accrued Professional Fees	148,402	—
Other liabilities - non-current	—	(415,766)
Other liabilities - current	40,470	(2,876)
Deferred revenue and customer deposits	525,557	(229,427)
Net cash used in operating activities	(6,688,551)	(4,484,598)
INVESTING ACTIVITIES
Purchases of equipment	(17,182)	(79,219)
Cash paid for patents	—	—
Capitalized software development costs	(13,087)	(299,253)
Net cash used in investing activities	(30,269)	(378,472)
FINANCING ACTIVITIES
Payments on notes payable	(39,142)	(561,528)
Payments on related party notes payable	—	(280,000)
Proceeds from related party notes payable	1,895,000	3,206,250
Proceeds from conversion of common stock warrants	2,550,552	—
Proceeds from PIPE funding	2,050,000	—
Net cash provided by financing activities	6,456,410	2,364,722

Effect of foreign currency translation on cash flow	(46,274)	(49,048)

Net change in cash	(308,684)	(2,547,396)
Cash at beginning of period	735,424	3,282,820
Cash at end of period	$426,740	$735,424
Supplemental disclosures:
Cash paid during period for:
Interest	$—	$68,389
Non-cash investing and financing activities:

Non cash investing and financing activities:
Fair Value of options Issued with related party debt	$143,039	$—
Debt Discount on Related Party Debt	$262,658	$—
Fixed Assets contribution by lessor	$—	$110,000
Debt Discount on related party Debt	$—	$262,658
Refinancing of debt-related party	$—	$43,750
Initial ROU and asset lease liabiltiy	$—	$1,458,527
Shares Issued for settlement of debt - related party	$338,605	$—

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LiveLenz Inc. All significant intercompany balances and transactions have been eliminated.

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

As of December 31, 2022 and 2021, we recorded an allowance for doubtful accounts of $34,446 and $56,340, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2022, we had four customers whose balance represented 86% of total accounts receivable. As of December 31, 2021, we had three customers whose balance represented 94% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2022 and 2021. As a result of these tests, we had a total impairment charges of $411,183 and $85,169 as of December 31, 2022 and 2021, respectively

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company’s evaluation of its long-lived assets resulted in $552,476 and $8,286 of intangible impairment expense during the years ended December 31, 2022 and December 31, 2021.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $0 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

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

During the years ended December 31, 2022 and 2021, two customers accounted for 51% and 55% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the twelve months ended December 31, 2022 and 2021, the comprehensive loss was $10,109,997,and $8,288,426 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $377,201 and $962,049 for years ended December 31, 2022 and 2021, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $101,044 and $50,267 of expense related to those activities for the years ended December 31, 2022 and 2021, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2022 and 2021 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2022	2021
Outstanding employee options	6,691,216	6,246,466
Outstanding restricted stock units	1,929,933	1,685,141
Outstanding warrants	6,147,898	3,246,690
	14,769,047	11,178,297

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06” or the “ASU”). ASU No. 2020-06 requires that the if-converted method of computing diluted Earnings per Share. The company adopted the ASU on January 1, 2022.

3. Going Concern

We have $426,740 of cash as of December 31, 2022. We had a net loss of $10 million for the year then ended, and we used $6.7 million of cash in our operating activities during 2022. We raised $2.6 million in cash from the exercise of warrants in  February 2022 and we have raised $2.1 million in Private Placement funding in 2022. In addition, we raised $3.6 million from the exercise of warrants in the first quarter of 2023.  There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $117,896,409 as of December 31, 2022. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2022 and 2021:

Goodwill
December 31, 2020	$496,352
Acquired	—
Impairment	(85,169)
December 31, 2021	411,183
Acquired	—
Impairment	(411,183)
December 31, 2022	$—

We conducted our annual impairment test of goodwill as of December 31, 2022 and 2021, which resulted in impairment charges of $411,183 and $85,169 respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2022 and 2021:

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$57,595	$(4,897)	$52,698	14	$105,543	$(47,948)	$57,595	14
Customer and merchant relationships	545,533	(514,843)	30,690	10	2,321,112	(1,775,579)	545,533	10
Trade name	32,393	(24,343)	8,050	10	197,955	(165,562)	32,393	10
Acquired technology	112,191	(112,191)	—	10	621,030	(508,839)	112,191	10
Non-compete agreement	29,212	(29,212)	—	2	79,300	(50,088)	29,212	2
	$776,924	$(685,486)	$91,438		$3,324,940	$(2,548,016)	$776,924

During the years ended December 31, 2022 and 2021, we recorded amortization expense related to our intangible assets of $133,010 and $163,760, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2022 and 2021, we recorded impairment of $552,476 and $8,286 respectively related to our intangible assets.

Expected future intangible asset amortization as of December 31, 2022 is as follows:

Year ending December 31,	Amount
2022	$35,885
2023	12,639
2024	4,891
2025	4,891
2025	4,891
Thereafter	28,241
Total	$91,438

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

The following table presents details of our software development costs for the years ended December 31, 2022 and 2021:

December 31, 2022				December 31, 2021
Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,578,611	$(2,475,277)	$103,334	2	$2,565,525	$(2,217,729)	$347,796	2
$2,578,611	$(2,475,277)	$103,334		$2,565,525	$(2,217,729)	$347,796

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2022 and 2021, we capitalized $13,087 and $299,253 respectively of software development. We recorded amortization expense for software development costs of $257,548 and $391,365, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2022 and 2021, we recorded impairment charges of $0 and $0, respectively related to our software development costs.

The estimated future amortization expense of software development costs as of December 31, 2022 is as follows:

Year ending December 31,	Amount
2023	98,828
2024	4,506
2025	—
2026	—
2027	—
Thereafter	—
Total	$103,334

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2021:

Leases	Classification	Balance at December 31, 2022
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	981,896
Total lease assets		$981,896

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$251,665
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$936,924
Total lease liabilities		$1,188,589

During the year ended December 31, 2022, we recorded amortization expense of $23,599 and during the year ended December 31, 2021, we recorded a credit to amortization expense of $2,575 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $371,213 and $258,368 for the years ended December 31, 2022 and 2021, respectively.

We entered into our current lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period. An operating lease asset and liability will be recorded when the lease commences in accordance with ASC 842.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2023	$324,221
2024	330,894
2025	337,568
2026	344,241
2027	28,733
Thereafter	—
Total future lease payments	1,365,657
Less: imputed interest	(177,068)
Total	$1,188,589

Weighted Average Remaining Lease Term (years)
Operating leases	4.08

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Related Party Notes Payable

The following table presents details of our notes payable as of December 31, 2022 and 2021:

Facility	Maturity	Interest Rate	December 31, 2022	December 31, 2021
ACOA Note	February 1, 2024	—	34,231	76,642
TD Bank	December 31, 2022	—	29,478	31,496
Related Party Notes	various	15%	5,192,461	3,318,242
Total Debt			5,256,170	3,426,380
Less current portion			(2,743,788)	(888,583)
Long-term debt, net of current portion			$2,512,382	$2,537,797

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2023	$2,743,788
2024	2,497,643
2025	14,739
2026	—
2027	—
Thereafter	—
Total future debt payments	5,256,170

ACOA Note

On November 6, 2017, Livelenz, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature without interest and repayments began on June 1, 2016, while the commitments will terminate on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, and will increase to $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022 and $2,215 CAD during the remaining term of the agreement. During the twelve months ended December 31, 2021, we repaid $10,485 CAD of principal. Nine months of payments were voluntarily deferred by ACOA due to COVID-19.

During the twelve months ended December 31, 2022 $45,052 CAD in principle was paid toward the ACOA loan.

Wintrust Loan

On November 14, 2018, we entered into a Loan and Security Agreement with Wintrust Bank(the Loan and Security Agreement"). The Loan and Security Agreement provides for a single-term loan to us in the original principal amount of $1,000,000.  Interest accrues on the unpaid principal amount at the rate of prime plus 1.5%. The loan is a three-year loan and was interest-only payable for the first six months of the loan. Commencing on May 1, 2019, we made monthly payments of principal in the amount of $33,333 in addition to the monthly payment of accrued interest. The loan is secured by all of our assets other than our intellectual property. We used the proceeds of the loan to re-finance a loan in the principal amount of $1,000,000 we assumed as part of the acquisition of the Belly assets.

On August 7, 2020, the Company entered into an amendment of their Loan and Security Agreement with Wintrust Bank. Under this agreement, the covenant calculation was amended to calculate covenants under a borrowing base methodology. The Company had defaulted under the March 31, 2020 and June 30, 2020 covenants, which were waived upon execution of the amendment and there were no defaults after the amendment. During the twelve months ended December 31, 2021, we repaid $400,000 of principal. The loan was paid in full on June 30, 2021.

Chase Loan

On April 10, 2020, we entered into a commitment loan with Chase Bank, N.A. under the CARES act and SBA Paycheck Protection Program, in the principal aggregate amount of $891,103, which is due and payable two years after issuance. This loan bears interest on the unpaid balance at the rate of one percent (1%) per annum. The note contains a deferral period of six months, for which no interest or principal payments are due. Forgiveness of the loan may be obtained by meeting certain SBA requirements. The entire loan was forgiven on July 21, 2021, at which time the company recorded a gain on extinguishment of debt in the amount of $891,103.

TD Bank Loan

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until December 31, 2023. Under the conditions of the loan, thirty-three percent (33%) of the loan will be forgiven if sixty-seven percent (67%) is repaid prior to the initial term date.

Related Party Notes

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with Thomas Akin, one of the Company’s directors (the "Lender"). The Credit Agreement was amended on November 11, 2022. The Company can borrow up to $6,000,000 under the Credit Agreement ("the "Credit Facility"). As of December 31, 2021, the Company had drawn a total of $3,478,125 including cash drawn in the amount of $3,206,250 and $271,875 of principal and accrued interest under the 2020 UP Note that was rolled into the Credit Facility and had paid a total of $200,000 toward the principal balance of the loan,

The Credit Facility is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the Lender’s agreement to provide the Credit Facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under the Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the corresponding notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the Lender additional warrants entitling the Lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On November 11, 2022, an amendment to the Credit Agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Facility to $6,000,000. In addition, the interest which is accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of common stock in the amount of the interest accrued for each month.

On June 10, 2022, the Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the Credit Agreement.

On November 22, 2022 the Company took a draw of an additional $375,000 under the Credit Agreement.

On November 30, 2022 the Company took a draw of an additional $250,000 under the Credit Agreement.

On December 27, 2022 the Company took a draw of an additional $470,000 under the Credit Agreement.

During the year ended December 31, 2022 the Company issued warrants to purchase an aggregate of 338,708 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $143,039 using the Black-Scholes option valuation model as of December 31,2022.

As of December 31, 2022, the Company had drawn a total of $5,173,125 and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259. A total of $166,432 was accrued and recorded to equity payable of 154,106 shares of common stock and the Company recorded a loss on settlement of interest payable of $44,325.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

As of December 31, 2022, the Company had a principal balance of $271,875, and accrued interest of $55,530.  A total of $10,352 of accrued interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $162. A total of $10,423 was accrued and recorded to equity payable of 9,651 shares of common stock and the Company recorded a loss on settlement of interest payable of $2,757.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Interest expense	$737,745	$267,966
Total interest expense	$737,745	$267,966

8. Common Stock and Equity Payable

Common Stock

2022

On December 31, 2022, the Company recorded stock-based compensation expense of $260,010 related to restricted stock units for members of our board of directors.

As of  December 31, 2022 we had an equity payable balance of $324,799.

During the year ended December 31, 2022, the Company issued 5,900,460 shares and, recorded stock-based compensation expense of $260,010 related to restricted stock units for members of our board of directors. The Company recorded stock-based compensation expense of $0 related to restricted stock units for employee compensation.

2021

During the year ended  December 31, 2021 the Company did not issue any shares but, and recorded stock-based compensation expense of $260,005 related to restricted stock units for members of our board of directors. The Company recorded stock-based compensation expense of $187,501 related to restricted stock units for employee compensation.

As of  December 31, 2022 we had an equity payable balance of $100,862.

9. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan, the 2013 Incentive Stock Option Plan, the 2016 Stock Incentive Plan and the 2022 Equity Incentive Plan under which we have granted stock options to our directors, officers and employees. As of December 31, 2022, 14,769,047 shares were authorized under the plans and 22,585,015 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6,007,552	$1.20	6.77	$527,868
Granted	637,500	$1.56	—	$—
Exercised	—	$1.61	—	$—
Forfeit/canceled	(272,029)	$2.18	—	$—
Expired	(126,557)	$1.17	—	$—
Outstanding at December 31, 2021	6,246,466	$1.20	7.17	$4,056,639
Granted	1,375,000	$1.02	—	$—
Exercised	—	$—	—	$—
Forfeit/canceled	(330,623)	$1.09	—	$—
Expired	(599,627)	$0.98	—	$—
Outstanding at December 31, 2022	6,691,216	$1.19	5.86	$2,086,829

Expected to vest at December 31, 2022	6,691,216	$1.19	5.85	$2,086,829
Exercisable at December 31, 2022	3,987,966	$1.22	3.98	$1,314,652
Unrecognized expense at December 31, 2022	$1,698,126

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2022, options to purchase 4,057,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2022 and 2021 was $0.99 and $0.79, respectively.

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

In the twelve months ended December 31, 2021, the company recorded stock-based plans amortized expense of $549,768.

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

On December 14, 2022, the Company granted one employee 180,000 options to purchase shares of the Company's common stock at the closing price as of December 14, 2022, of $1.44 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until  September 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 75.76% and an option fair value of $1.039857 was $187,174.

In the twelve months ended December 31, 2022, the company recorded stock-based plans amortized expense of $587,610.

In the twelve months ended  December 31, 2022 we had a total stock-based compensation expense of $1,457,570, this is comprised of $260,010 in restricted stock unit compensation expense, $587,610 of stock-based compensation expense and $609,950 of stock-based compensation expense in connection with the exercise of investor-based warrants

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended
	December 31,
	2022	2021
General and administrative	$262,060	$289,782
Sales and marketing	113,838	81,093
Engineering, research, and development	211,712	178,893
	$587,610	$549,768

As of December 31, 2022, there was approximately $1,527,647 of unearned stock-based compensation that will be expensed from 2022 through 2026. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Risk-free interest rate	0.25% to 0.38%	0.42% to 0.58%
Expected life (years)	7.00	6.00
Expected dividend yield	—	—
Expected volatility	72.337% to 76.15%	77.36% to 78.21%

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

The expected volatility in 2022 and 2021 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,436,728	$0.86	—	$1,120,404
Awarded	654,663	$1.77	—	$60,003
Released	—	$—	—	$—
Canceled/forfeited/expired	(406,250)	$1.80	—	$—
Outstanding at December 31, 2021	1,685,141	$1.18	—	$1,180,407
Awarded	244,792	$1.06	—	$260,579
Released	—	$—	—	$—
Canceled/forfeited/expired	—	$—	—	$—
Outstanding at December 31, 2022	1,929,933	$0.75	—	$1,440,986

Vested at December 31, 2022	1,929,933	$—	—	$1,865,401
Unvested at December 31, 2022	—	$—	—	$—
Unrecognized expense at December 31, 2022	$—

2021

On March 26, 2021 an employee was granted 500,000 restricted stock units. These restricted stock units were issued as compensation The units were valued at $900,000 or $1.80 per share, based on the closing stock price on the date of grant. units vested 1/48th monthly for four years. The total units vested in 2022 were 114,583.

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

2022

On  March 29, 2022, the Company granted four independent directors a total of 78,420 restricted stock units. The units were valued at $65,002 or $0.829 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 29, 2025, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On  May 16, 2022, the Company granted four independent directors a total of 54,168 restricted stock units. The units were valued at $65,002 or $1.20 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) May 16, 2025 (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On  September 30, 2022, the Company granted four independent directors a total of 65,100 restricted stock units. The units were valued at $65,002 or $.9985 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30, 2025 (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On  December 31, 2022 the Company granted four independent directors a total of 47,104 restricted stock units. The units were valued at $65,004 or $1.38 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A)  December 31, 2025, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the twelve months ended December 31, 2022, the company recorded $260,010 in restricted stock units as board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2022 and 2021 was as follows:

	Years Ended
	December 31,
	2022	2021
General and administrative	$260,010	$260,005
Sales and Marketing	—	187,501
	$260,010	$447,506

10. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	2,691,459	$1.99	2.94
Granted	580,231	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(25,000)	$—	—
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	6,089,398	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(3,188,190)	$—	—
Outstanding at December 31, 2022	6,147,898	$1.45	2.27

We did record stock-based compensation expense of $609,950 and $0 for the years ended December 31, 2022 and 2021, respectively in connection with the exercise of investor-based warrants.

Warrants Exercised in 2021

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

On  August 11, 2021, the Company issued warrants in connection with the Credit Agreement by the related party exercisable at a rate equal to the 30-day VWAP for 10,072 additional warrants in connection with the issuance of a loan by a related party. The warrants are exercisable for a period commencing upon issuance of the notes and ending 36 months after issuance of the financing. The estimated aggregate fair value of the warrants issued is $5,285 using the Black-Scholes option valuation model.

As of  September 30, 2021, we had outstanding warrants to purchase 2,666,459 shares of common stock at $2.06 per share. These warrants expire in 2023. We also have outstanding warrants to purchase 238,066 shares of common stock at the stated price per share in connection with the issuance of a loan with a related party. These warrants expire in 2024.

Warrants Exercised in 2022

On  February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders' 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in  February 2025. The Company recorded $609,950 of stock-based expense related to warrants issued during the warrant conversion offer on  February 9, 2022.

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

For the years ended December 31, 2022 and 2021 the provisions for income taxes were as follows:

	2022	2021
Federal – current	$—	$—
State – current	—	—
Foreign – current	—	—
Total	$—	$—

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforwards	$19,791,000	$16,915,000
Stock based compensation	4,781,000	4,372,000
Accrued compensation	231,300	31,000
Depreciation and amortization	3,305,000	3,783,000
Other	—	2,000
Total deferred tax assets	28,108,300	25,103,000
Valuation allowance for net deferred tax assets	(28,108,300)	(25,103,000)
Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2022 and 2021 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2022 was an increase of approximately $2,479,000. The net change in the total valuation allowance for the year ended December 31, 2021 was an increase of approximately $568,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2022, the Company has available net operating loss carryforwards of approximately $64,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $61,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2022 and 2021 was as follows:

	2022		2021
Computed expected tax expense		$(2,088,000)		$(1,735,000)
State taxes, net of federal benefit		(1,030,000)		(799,000)
Expiration of NOL carryforwards		(684,000)		87,000
Other		101,000		142,000
Change in valuation allowance		3,701,000		1,729,000
Total	$	----	$

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2022, no accrued interest or penalties are recorded in the financial statements.

12. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$194,772	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$411,183	$—
Intangibles, net (non-recurring)	$—	$—	$1,124,720	$—

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

13. Commitments and Contingencies

Litigation

As of the date of this report, the company has one pending legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. This is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc., and our firm is managing the defense of the matter. The Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter. The discovery process has not begun so it is not possible at this time to calculate an accurate assessment of the Company’s exposure. No settlement loss has been accrued as it is too early in the proceedings estimate what it if any settlement loss will occur.

During the year ending December 31, 2022 the Company has settled three TCPA claims for a total settlement loss of $53,500.

Operating Lease

The Company had a lease through January 2021 for 10,395 square feet of office space located at 55 N. Arizona Ave., Suite 310, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, are $20,140. As of December 31, 2022, we have an operating lease asset balance for this lease of $0 and an operating lease liability balance for this lease of $0 recorded in accordance with ASC 842.

We have entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. As of December 31, 2022, we have an operating lease asset balance for this lease of $1,177,094 and an operating lease liability balance for this lease of $1,404,533 recorded in accordance with ASC 842.

The Company also had a lease through April 2022 for 3,248 square feet of office space located in Halifax, Nova Scotia, at a monthly rental expense of $3,371 per month, excluding common area maintenance charges. As of December 31, 2022, we have an operating lease asset balance for this lease of $10,443 and an operating lease liability balance for this lease of $13,296 recorded in accordance with ASC 842.

14. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2022 and 2021, the Company made no contributions to the Plan.

15. Related Party Transactions

Related Party Notes

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with Thomas Akin, one of the Company’s directors (the "Lender"). The Credit Agreement was amended on November 11, 2022. The Company can borrow up to $6,000,000 under the Credit Agreement ("the "Credit Facility"). As of December 31, 2021, the Company had drawn a total of $3,478,125 including cash drawn in the amount of $3,206,250 and $271,875 of principal and accrued interest under the 2020 UP Note that was rolled into the Credit Facility and had paid a total of $200,000 toward the principal balance of the loan,

The Credit Facility is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the Lender’s agreement to provide the Credit Facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under the Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the corresponding notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the Lender additional warrants entitling the Lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On November 11, 2022, an amendment to the Credit Agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Facility to $6,000,000. In addition, the interest which is accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of common stock in the amount of the interest accrued for each month.

On June 10, 2022, the Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the Credit Agreement.

On November 22, 2022 the Company took a draw of an additional $375,000 under the Credit Agreement.

On November 30, 2022 the Company took a draw of an additional $250,000 under the Credit Agreement.

On December 27, 2022 the Company took a draw of an additional $470,000 under the Credit Agreement.

During the year ended December 31, 2022 the Company issued warrants to purchase an aggregate of 338,708 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $143,039 using the Black-Scholes option valuation model as of December 31,2022.

As of December 31, 2022, the Company had drawn a total of $5,173,125 and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259. A total of $166,432 was accrued and recorded to equity payable of 154,106 shares of common stock and the Company recorded a loss on settlement of interest payable of $44,325.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

As of December 31, 2022, the Company had a principal balance of $271,875, and accrued interest of $55,530.  A total of $10,352 of accrued interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $162. A total of $10,423 was accrued and recorded to equity payable of 9,651 shares of common stock and the Company recorded a loss on settlement of interest payable of $2,757.

Related Party Warrant Exercise

On February 7, 2022, Thomas Akin exercised his common stock purchase warrant for 1,604,389 shares at the exercise price of $0.80 per share, resulting in additional capital of $1.283,518. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,604,398 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

On February 7, 2022, Talkot Fund LP exercised his common stock purchase warrant for 517,292 shares at the exercise price of $0.80 per share, resulting in additional capital of $413,834. As an inducement for the holder’s exercise of the warrants, we issued the holders 517,292 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

Related Party Private Placement

On  August 24, 2022, the Company received private investment funds from Thomas Akin to purchase 625,000 shares of its common stock at a price of  $0.80 per share, resulting in additional capital of $500,000 and issued the holder 625,000 new warrants to purchase common stock at $1.50 per share over a three year period expiring in  August  2025.

16. Subsequent Events

2023 Warrants Exercise

During the quarter ended March 30, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders' 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in  February 2025.

2023 Relate Party Notes Payable

On January 31, 2023, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Credit Facility Agreement and Convertible Notes which amends our existing Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between the Company and Thomas B. Akin, a director of the Company (the “Existing Credit Agreement” and as amended by the Amendment, the “Credit Agreement”) and any convertible notes issued thereunder. The Amendment amends the Existing Credit Agreement to extend the maturity of the Credit Agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the Credit Agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the OTCQB® Venture Market operated by OTC Markets Group Inc. over the ninety (90) trading days immediately preceding such date. The Amendment provides for corresponding amendments to the form of convertible note to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the Existing Credit Agreement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which was filed with the SEC on the Company's Current Report on Form 8-Kdated January 31, 2023, and is attached as Exhibit 10.1 to such Current Report on Form 8-K and incorporated herein by reference.

2023 Shares Issued

On January 31, 2023 a total of 545,012 shares were issued to John Harris, a former director. The shares were issued based on the total Restricted Stock Units earned by Mr. Harris as director compensation.

On March 27, 2023 a total of 154,106 shares of common stock were issued to Thomas Akin as settlement of interest payable.

On March 27, 2023 a total of 9,651 shares were issued to Talkot Fund LP as settlement of interest payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

As a small company with limited resources that are mainly focused on the development and sales of software products and services, the Company does not employ a sufficient number of staff in its finance department to possess an optimal segregation of duties or to provide optimal levels of oversight. This has resulted in certain audit adjustments and management believes that there may be a possibility for a material misstatement to occur in future periods while it employs the current number of personnel in its finance department.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2022 and 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about out Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 20, 2022:

Name	Age	Position
Dennis Becker	49	Chief Executive Officer and Chairman of the Board of Directors
Lisa Brennan	56	Chief Financial Officer
Benjamin Weinberger	44	Chairman of Compensation Committee and Director
Philip Guarascio	81	Chairman of Governance and Nominating Committee and Director
Doug Schneider	60	Director
Thomas Akin	70	Chairman of Audit Committee and Director

Dennis Becker - Chief Executive Officer, Chairman of the Board of Directors

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

Mr. Becker has extensive knowledge of the mobile message marketing industry. As a result of this and other professional qualifications, we have concluded that Mr. Becker is qualified to serve as a director.

Lisa Brennan - Chief Financial Officer

On December 7, 2020, the board of directors of the Company appointed Lisa Brennan to serve as Chief Financial Officer of the Company. Ms. Brennan has over 25 years of executive financial management experience with both public and private companies. From 2017 to 2018, Ms. Brennan was the CFO of Network Group, LLC, a co-working company, where her responsibilities included Accounting, Legal, Planning, Treasury and Investor Relations . From 2013 to 2017, Ms. Brennan was the CFO and VP Financial Planning at Merchant Customer Exchange “MCX”, a mobile payment technology business, where her responsibilities included Strategic and Financial Planning and Financial Operations, culminating in the company’s acquisition by JPMorgan Chase. Ms. Brennan holds a BA, Summa Cum Laude, in Mathematics and Economics from Wellesley College, an MS in mathematics from Brandeis University and an MBA from the Massachusetts Institute of Technology Sloan School of Business.

Ms. Brennan is the daughter of Philip Guarascio, a member of our Board of Directors. Ms. Brennan has extensive knowledge of Generally Accepted Accounting Principles and preparation of financial statements for a publicly traded company. As a result of these and other professional qualifications, we have concluded that Ms. Brennan is qualified to serve as an officer.

Benjamin Weinberger - Director

Benjamin Weinberger has served as a director since May 23, 2022. Mr. Weinberger’s distinguished 20-year career spans roles as a founder, CEO and Chief Product Officer building and scaling digital media and entertainment businesses. He formerly served as founding SVP and Chief Product Officer at Sling TV where he helped define the next generation of television. Prior to Sling TV, Mr. Weinberger was the co-founder and CEO of Digitalsmiths, a product leader in the field of video search, recommendations and personalization. Under his leadership, Digitalsmiths developed video discovery solutions that have been adopted by several of the biggest names in cable, satellite, telco and broadcast media. In 2014, Digitalsmiths was acquired by TiVo for $135 million. He currently serves as an advisor to Drive by DraftKings and is on the board of directors of Librestream Technologies and FrndlyTV. Mr. Weinberger graduated with honors from the Department of Radio and Television at Southern Illinois University Carbondale in 2001.

Mr. Weinberger has extensive knowledge of corporate management. As a result of this and other professional qualifications, we have concluded that Mr. Weinberger is qualified to serve as a director.

Philip Guarascio - Chairman of Governance and Nominating Committee and Director

Philip Guarascio has served as a director since March 2014. Mr. Guarascio has been the Chairman and Chief Executive Officer of PG Ventures LLC since May 2000 where he serves as a marketing and advertising business consultant. He was Lead Executive, Marketing and Sales at the National Football League from 2003-2007 and has been a consultant for the for Endeavor Group Holdings, Inc, (formerly the William Morris Agency) since October 2001. For 16 years, Mr. Guarascio was at General Motors where he served as Vice President of Corporate Advertising and Marketing primarily responsible for worldwide advertising resource management, and managing consolidated media placement and before that as General Manager of Marketing and Advertising for General Motors’ North American Operations. Mr. Guarascio introduced the GM Card and managed the General Motors corporate brand to a 20 percent increase in customer purchase consideration. He joined General Motors in 1985 after 21 years with the New York advertising agency, D’Arcy, Masius, Benton & Bowles. Mr. Guaracio is the father of Lisa Brennan, our Chief Financial Officer.

Mr. Guarascio has extensive experience in the marketing and advertising industry. As a result of this and other professional qualifications, we have concluded that Mr. Guarascio is qualified to serve as a director.

Doug Schneider - Director

Doug Schneider has been as a director since December 2010. Mr. Schneider has a twenty-year track record of leadership and success in launching, building, and managing high-tech service-oriented companies. He has served as Executive Vice President of the SMB Solutions for the Melbourne IT Group since July 2012 and oversees a $75MM per year hosting and domain registration business across North American and Asia Pacific. From 2011 to 2012, Mr. Schneider served as CEO for Transaction Wireless, a venture backed technology company where he still resides on the board. From 2007 to 2010, Mr. Schneider was the CEO of Genea Energy, a clean tech company that provides an innovative and comprehensive SaaS based energy services platform for commercial office building portfolios. Mr. Schneider received a Bachelor’s degree in Mechanical Engineering from University of California, Davis and an M.B.A. from the Kellogg School of Management at Northwestern University. He also serves as an industry advisor to Pelion Venture Partners, a venture capital firm focused on the information technology sector.

Mr. Schneider has extensive knowledge of corporate management. As a result of these and other professional qualifications, we have concluded that Mr. Schneider is qualified to serve as a director.

Thomas Akin – Chairman of the Audit Committee and Director

Thomas Akin has served as a director since March 2015. Mr. Akin has been the Managing General Partner of Talkot Partners I, Talkot Partners II, LLC, Talkot Crossover Fund, LP, and Talkot Capital LLC since 1996. Mr. Akin served as the Chief Executive Officer of Dynex Capital Inc, from February 2008 to 2013. Mr. Akin was previously at Merrill Lynch and Co., serving as its Managing Director of the Western United States for Merrill Lynch Institutional Services from 1991 to 1994, and as Regional Director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991. Mr. Akin had been with Salomon Brothers from 1978 to 1981. He has been an Executive Chairman of Dynex Capital Inc. since January 2014, having previously been its the Chairman since May 30, 2003. He has served as the Chairman of Infotec since 2001. Mr. Akin has served as a director of Acacia Technologies Group of Acacia Research Corp. since May 1998, Dynex Capital Inc, since May 2003, and eFax.com, Inc. since July 1996. He also currently serves as a Director of ADX and as a Director CombiMatrix Corporation from May 1998. Mr. Akin holds a BA in Biology from the University of California at Santa Cruz and an MBA from the University of California at Los Angeles.

Because Mr. Akin has extensive experience as a professional investor and public company director. As a result of these and other professional qualifications, we have concluded that Mr. Akin is qualified to serve as a director.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year end 2022, except for the following (i) each member of the Board of Directors have not filed a Form 4 with respect to their director grants received on March 29, 2022, May 16, 2022, September 30, 2022 and December 31, 2022; and (ii) each executive officer has not filed a Form 4 with respect to their employee grants received. In addition, Mr. Akin filed a late Form 4 for the acquisition of Company securities on May 10, 2022, July 11, 2022 and September 30, 2022. These late filings were unintentional and due to administrative oversight.

Additional Information about our Board and its Committees

All of our directors except Mr. Becker are considered by our board of directors to be “independent” as defined in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market.

Audit Committee

During the year ended December 31, 2022, our audit committee was comprised of Thomas Akin, John Harris, Doug Schneider and Benjamin Weinberger. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market.

Compensation Committee

During the year ended December 31, 2022, our compensation committee was comprised of John Harris, Benjamin Weinberger, Philip Guarascio and Thomas Akin. Mr. Weinberger currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2022, our governance and nominating committee was comprised of Philip Guarascio, John Harris, Benjamin Weinberger and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

Code of Ethics

We have adopted a code of ethics for all our employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions. This code is available on the “Investor Relations—Governance Documents” section of our website at www.mobivity.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 11. Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer (principal executive officer) and our other two most highly paid executive officers for the years ended December 31, 2022 and 2021. In reviewing the table, please note that:

●	Lisa Brennan has served as our Chief Financial Officer since December 7, 2020.
●	Lisa Brennan has served as our Chief Financial Officer since December 7, 2020.

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2022	$310,000	$90,000	$—	$—	$—	$400,000
	2021	$310,000	$65,000	$—	$—	$—	$375,000
Lisa Brennan, CFO	2022	$225,000	$—	$—	$—	$—	$225,000
	2021	$225,000	$—	$—	$—	$—	$225,000

*    In accordance with the rules and regulations promulgated by the SEC, the table omits columns that are not applicable.

(1)

The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718. For information on the method and assumptions used to calculate the compensation costs, see Note 9 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2022, including the value of the options awards.

Outstanding Equity Awards at December 31, 2022*

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	—		$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,251,978	—		$1.80	6/17/2023
Dennis Becker, CEO & Chairman	1,000,000	—		$0.60	5/15/2027
Dennis Becker, CEO & Chairman	500,000	500,000	(1)	$1.04	5/17/2029
Lisa Brennan, CFO	337,500	262,500	(2)	$1.55	12/7/2030

*    In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1)	Represents options that vest on May 17, 2023, subject to continued service on the vesting date .
(2)	This option vests as follows: 12,500 of the shares vest each month over a 48-month period which commenced on December 7, 2020, subject to continued service on each vesting date.

Employment Agreements

Dennis Becker

On January 11, 2011, we entered into an employment agreement with Dennis Becker. Under the terms of the agreement, Mr. Becker will serve as our President and Chief Executive Officer for an initial term of three years from December 24, 2010. Unless terminated no less than 90 days prior to the expiration date by either party, the agreement is renewed automatically for successive one-year periods. Under the agreement, Mr. Becker is paid a base annual salary of $120,000. The base salary is subject to an annual increase at the sole discretion pf our board of directors. In addition to regular annual increases, the base salary will be increased by $30,000 (up to a cumulative maximum of $60,000) for each acquisition of the stock or all or substantially all of the assets of a third-party entity, or the formation of joint ventures resulting in operating cash flows minus capital expenditures and dividends of no less than $25,000 during a three month period ending six months after the completion of each such acquisition or formation of such joint venture. In addition, his salary will be increased to $225,000 in the event we complete a financing transaction of no less than $3,000,000 and we complete one acquisition. The board may further award him, at its sole discretion, an annual bonus of up to 50% of his base salary and grant him stock options.

On June 17, 2013, the Company granted Mr. Becker an option to purchase 1,251,978 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.80 per share, representing the closing price of the Company’s common stock on June 17, 2013.  The options vest and first become exercisable at the rate of 1/48 per month over a 48-month period commencing on the date of grant.

Effective March 30, 2015, based on the successful results of the March 2015 capital raise, the board increased Mr. Becker’s annual base salary by $50,000 to $275,000, awarded him a bonus payment of $30,000, and also granted him options to purchase 100,000 shares of our common stock at an exercise price of $1.28 with 25% vesting after one year from date of the grant and 1/36 per month afterwards.

Effective November 17, 2016, the board increased Mr. Becker’s annual base salary by $35,000 to $310,000 based on his annual merit review.

On May 15, 2017, the Company granted Mr. Becker an option to purchase 1,000,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $0.60 per share, representing the closing price of the Company’s common stock on May 15, 2017.  The options will vest and first become exercisable at the rate of 25% vesting after one year from the date of grant and 1/36 per month afterwards.

On May 17, 2019, the Company granted Mr. Becker an option to purchase 1,000,000 shares of Company common stock, over a ten-year period from the date of grant, at an exercise price of $1.04 per share, representing the closing price of the Company’s common stock on May 17, 2019. Of the options, 500,000 vested immediately, and 500,000 options will vest and first become exercisable on May 17, 2023. Mr. Becker’s options shall otherwise be on terms and conditions contained in the Company’s current equity incentive plan.

If the agreement is terminated by us without Cause (as defined in the agreement) or if we notify Mr. Becker that we will not renew the agreement, we will be required to pay him a severance payment equal to six months of his base salary payable in regular intervals following such termination or expiration of the agreement.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Lisa Brennan

On December 7, 2020, we appointed Lisa Brennan as Chief Financial Officer.  In connection with the appointment, the Company entered into an employment agreement dated December 7, 2020 with Ms. Brennan.

Pursuant to her employment agreement, the Company agreed to pay Ms. Brennan an annual base salary of $225,000, subject to annual review by the board.  Ms. Brennan will be eligible for annual performance bonuses of up to 30% of her base salary for meeting key performance requirements, quotas, and assigned objectives determined annually by the board.  Also pursuant to her employment agreement with the Company, Ms. Brennan is eligible to participate in all benefits, plans, and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of the Company.  Ms. Brennan’s employment agreement contains standard provisions concerning noncompetition, nondisclosure, and indemnification.

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

In the event Ms. Brennan’s employment with the Company is terminated by the Company without Cause (as defined in the agreement), the Company shall pay Ms. Brennan, in addition to all other amounts then due and payable, three additional monthly installments of her base salary.

The agreement includes non-compete, non-solicitation, intellectual property assignment and confidentiality provisions that are customary in our industry.

Non-Employee Director Compensation

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$—	$—	$—	$—	$—	$65,000
John Harris	$16,250	$—	$—	$—	$—	$—	$16,250
Thomas Akin	$65,000	$—	$—	$—	$—	$—	$65,000
Philip Guarascio	$65,000	$—	$—	$—	$—	$—	$65,000
Benjamin Weinberger	$48,750	$—	$—	$—	$—	$—	$48,750

The Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part II, Item 5 of this report.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28, 2023, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2023. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 3133 W. Frye Road, Chandler, AZ 85226.

Name of Beneficial Owner	Amount And Nature of Beneficial Ownership	Percentage of Class (1)
Dennis Becker (2)	3,043,981	5%
Lisa Brennan (3)	—	—
Doug Schneider (4)	662,537	1%
John Harris (5)	670,844	1%
Philip Guarascio (6)	596,539	1%
Thomas Akin (7)	28,154,115	43%
Executive Officers and Directors as a Group (six persons)	33,128,016	50%

5% or Greater Beneficial Owners
Bruce Terker (8) 950 West Valley Road, Suite 2900, Wayne, PA 19087	8,648,582	13%
Cornelis F. Wit (9) 2700 N. Military Trail, Suite 210, Boca Raton, FL 33431	3,828,669	6%

(1)Applicable percentage of ownership is based upon 63,418,667 shares of common stock outstanding as of March 28, 2023.

(2)Includes 2,851,978 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 28, 2023.

(3)Includes no shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 28, 2023.

(4)Includes 522,222 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 28, 2023. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.

(5)Includes 545,012 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 28, 2023.

(6)Includes 519,542 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 28, 2023.

(7)Includes 7,423,232 shares of common stock owned of record by Talkot Fund, L.P., 405,678 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 23, 2023 and 3,085,398 of stock warrants to purchase Common Stock.

(8)Based on a Schedule 13G/A filed with the SEC on February 2, 2023 by Bruce E. Terker, that he has shared voting power with respect to 7,861,082 shares and shared dispositive power with respect to 7,861,082 shares of our common stock.

(9) Based on a Schedule 13G/A filed with the SEC on February 16, 2022 by Cornelis F. Wit, that he has sole voting power with respect to 3,828,669 shares and sole dispositive power with respect to 3,828,669 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Related Party Notes

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with Thomas Akin, one of the Company’s directors (the "Lender"). The Credit Agreement was amended on November 11, 2022. The Company can borrow up to $6,000,000 under the Credit Agreement ("the "Credit Facility"). As of December 31, 2021, the Company had drawn a total of $3,478,125 including cash drawn in the amount of $3,206,250 and $271,875 of principal and accrued interest under the 2020 UP Note that was rolled into the Credit Facility and had paid a total of $200,000 toward the principal balance of the loan,

The Credit Facility is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the Lender’s agreement to provide the Credit Facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under the Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the corresponding notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the Lender additional warrants entitling the Lender to purchase a number of shares of the Company's common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the "VWAP"). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On November 11, 2022, an amendment to the Credit Agreement was signed. The amendment updated the payment terms to the following: "Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year." The amendment raised the maximum amount of the Credit Facility to $6,000,000. In addition, the interest which is accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of common stock in the amount of the interest accrued for each month.

On June 10, 2022, the Company took a draw of an additional $500,000 under the Credit Agreement.

On August 09, 2022 the Company took a draw of an additional $300,000 under the Credit Agreement.

On November 22, 2022 the Company took a draw of an additional $375,000 under the Credit Agreement.

On November 30, 2022 the Company took a draw of an additional $250,000 under the Credit Agreement.

On December 27, 2022 the Company took a draw of an additional $470,000 under the Credit Agreement.

During the year ended December 31, 2022 the Company issued warrants to purchase an aggregate of 338,708 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $143,039 using the Black-Scholes option valuation model as of December 31,2022.

As of December 31, 2022, the Company had drawn a total of $5,173,125 and we have accrued interest of $387,918. A total of $151,398 of accrued interest was settled into 140,185 shares of common stock and the Company recorded a loss on debt settlement of interest payable $2,259. A total of $166,432 was accrued and recorded to equity payable of 154,106 shares of common stock and the Company recorded a loss on settlement of interest payable of $44,325.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On August 13, 2022, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2022, and further agreed that interest accrued on the loan between July 1, 2022 and December 31, 2022 is to be settled in shares of the Company’s common stock.

As of December 31, 2022, the Company had a principal balance of $271,875, and accrued interest of $55,530.  A total of $10,352 of accrued interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $162. A total of $10,423 was accrued and recorded to equity payable of 9,651 shares of common stock and the Company recorded a loss on settlement of interest payable of $2,757.

Related Party Warrant Exercise

On February 7, 2022, Thomas Akin exercised his common stock purchase warrant for 1,604,389 shares at the exercise price of $0.80 per share, resulting in additional capital of $1.283,518. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,604,398 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

On February 7, 2022, Talkot Fund LP exercised his common stock purchase warrant for 517,292 shares at the exercise price of $0.80 per share, resulting in additional capital of $413,834. As an inducement for the holder’s exercise of the warrants, we issued the holders 517,292 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025.

Related Party Private Placement

On August 24, 2022, the Company received private investment funds from Thomas Akin to purchase 625,000 shares of its common stock at a price of  $0.80 per share, resulting in additional capital of $500,000 and issued the holder 625,000 new warrants to purchase common stock at $1.50 per share over a three year period expiring in August  2025.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by M&K CPAs, our principal auditors for such periods.

	2022	2021
Audit Fees	$92,000	$41,000
Audit-Related Fees	54,500	33,000
Tax Fees	4,000	6,000
All Other Fees	—	—
Total Fees	$150,500	$80,000

Audit-Related Fees.  Audit-Related Fees in 2021 consist of costs of review for our quarterly 10-Q filing for three quarters. Audit-Related Fees in 2022 consist of costs of review for our quarterly 10-Q filing for three quarters, 2022 audit fees and 2021 audit fees.

Tax Fees.  Tax Fees for 2021 consist of both federal and state Corporate tax returns. Tax Fees for 2021 consist of both federal and state Corporate tax returns.in 2022.

All Other Fees.  There were no such fees incurred in 2022 or 2021.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The Financial Statements of Mobivity Holdings Corp. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page 22.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment No. 1 to Bylaws (2)
3.4	Articles of Merger filed August 6, 2012 (4)
3.5	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (7)
3.6	Amendment to Articles of Incorporation filed with the Nevada Secretary of State on November 12, 2013 (8)
4.1	Description of Capital Stock (9)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (3)**
10.2	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (5) **
10.3	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank (6)
10.4	Employment Agreement dated December 7, 2020 with Lisa Brennan* **
10.5	Mobivity Holdings Corp. 2016 Stock Incentive Plan* **[A1]
10.6	Mobivity Holdings Corp. 2022 Equity Incentive Plan (10) **
10.7	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Director Form)*
10.8	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.9	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Director Form)*
10.10	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.11	Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between Mobivity Holdings Corp. and Thomas B. Akin (11)
10.12	Convertible Note, dated as of November 15, 2022 (11)
10.13	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin (12)
10.14	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 (13)
10.15	Form of New Warrant issued March 16, 2023 (13)
21.1	List of Subsidiaries (6)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements*
101.1	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 15, 2019
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 14, 2013
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed March 30, 2022
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 22, 2022
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed November 17, 2022
(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed February 6, 2023
(13)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed March 16, 2023

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2023	MOBIVITY HOLDINGS CORP.
/s/ Dennis Becker
Dennis Becker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Becker	Chief Executive Officer and Chairman of the Board	March 31, 2023

/s/ Lisa Brennan	Chief Financial Officer	March 31, 2023

/s/ Philip Guarascio	Director	March 31, 2023

/s/ Ben Weinberger	Director	March 31, 2023

/s/ Doug Schneider	Director	March 31, 2023

/s/ Thomas Akin	Director	March 31, 2023