Form 10-Q
period 2023-03-31
MOBIVITY HOLDINGS CORP.
filed 2023-05-15
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 65,797,567 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$2,581,597	$426,740
Accounts receivable, net of allowance for doubtful accounts $10,820 and $34,446, respectively	749,986	1,081,183
Other current assets	212,939	195,017
Total current assets	3,544,522	1,702,940
Right to use lease assets	930,658	981,896
Intangible assets, net	143,857	194,772
Other assets	142,464	137,917
TOTAL ASSETS	$4,761,501	$3,017,525
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,335,917	$3,412,612
Accrued interest	442,269	443,448
Accrued and deferred personnel compensation	495,209	569,347
Deferred revenue and customer deposits	704,740	902,727
Related party notes payable, net - current maturities	1,327,265	2,711,171
Notes payable, net - current maturities	24,354	32,617
Operating lease liability, noncurrent	257,614	251,665
Other current liabilities	15,462	49,541
Total current liabilities	6,602,830	8,373,128

Non-current liabilities
Related party notes payable, net - long term	3,896,763	2,481,290
Notes payable, net - long term	29,565	31,092
Operating lease liability	870,057	936,924
Total non-current liabilities	4,796,385	3,449,306
Total liabilities	11,399,215	11,822,434

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,607,411 and 61,311,155, shares issued and outstanding	65,607	61,311
Equity payable	317,086	324,799
Additional paid-in capital	113,423,638	108,806,353
Accumulated other comprehensive income (loss)	(69,461)	(100,963)
Accumulated deficit	(120,374,584)	(117,896,409)
Total stockholders' equity (deficit)	(6,637,714)	(8,804,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,761,501	$3,017,525

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Revenues	$1,881,482	$2,029,569
Cost of revenues	1,066,575	1,174,948
Gross profit	814,907	854,621

Operating expenses
General and administrative	1,544,106	1,207,176
Sales and marketing	691,220	597,501
Engineering, research, and development	734,375	702,223
Depreciation and amortization	63,902	124,312
Total operating expenses	3,033,603	2,631,212

Loss from operations	(2,218,696)	(1,776,591)

Other income/(expense)
Loss of settlement of debt	(10,857)	—
Interest expense	(238,446)	(159,827)
Settlement Losses	(10,000)	—
Foreign currency gain	(176)	3,319
Total other income/(expense)	(259,479)	(156,508)
Loss before income taxes	(2,478,175)	(1,933,099)
Income tax expense	—	—
Net loss	(2,478,175)	(1,933,099)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	31,502	(12,895)
Comprehensive loss	$(2,446,673)	$(1,945,994)
Net loss per share:
Basic and Diluted	(0.04)	(0.03)
Weighted average number of shares:
Basic and Diluted	62,078,218	57,233,309

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	3,188	—	2,547,365	—	—	2,550,553
Fair value of options issued with related party debt	—	—	—	6,201	$—	$—	$6,201
Stock based compensation	—	—	—	589,650	—	—	589,650
Foreign currency translation adjustment	—	—	—	—	(12,895)	—	(12,895)
Net loss	—	—	—	—	—	(1,933,099)	(1,933,099)
Balance, March 31, 2022	58,598,885	$58,599	$100,862	$105,590,137	$(64,983)	$(109,768,386)	$(4,083,771)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	163,757	164	(7,713)	223,773	—	—	216,223
RSU's issued - termination of a director's service	545,012	545	—	(545)	—	—	—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(2,478,175)	$(1,933,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	10,857	—
Bad debt expense	(10,576)	(10,705)
Stock-based compensation	810,157	589,650
Depreciation and amortization expense	63,902	124,312
Amortization of Debt Discount	31,567	24,205
Increase (decrease) in cash resulting from changes in:
Accounts receivable	341,773	98,004
Other current assets	(17,891)	(105,749)
Operating lease assets/liabilities	(9,680)	2,822
Other assets	(3,423)	—
Accounts payable	(76,695)	(320,445)
Accrued interest	204,188	133,125
Accrued and deferred personnel compensation	(77,402)	(203,103)
Other liabilities - current	(34,079)	—
Other liabilities - non current	—	(9,071)
Deferred revenue and customer deposits	(197,987)	(203,791)
Net cash used in operating activities	$(1,443,464)	$(1,813,845)

INVESTING ACTIVITIES
Purchases of equipment	(14,111)	—
Net cash used in investing activities	(14,111)	—

FINANCING ACTIVITIES
Payments on notes payable	(9,978)	(6,354)
Proceeds from conversion of common stock warrants	3,587,487	2,550,553
Net cash provided by financing activities	3,577,509	2,544,199

Effect of foreign currency translation on cash flow	34,923	(10,631)

Net Change in cash	2,154,857	719,723
Cash at beginning of period	$426,740	$735,424
Cash at end of period	2,581,597	1,455,147

Non cash investing and financing analysis:
Interest Paid	$—	$—

Fair Value of Options issued with related party debt	$—	$6,201
Shares issued for settlement of debt - related party	$205,367	$—
Shares issued from stock payable for settlement of debt - related party	$223,937	$—
Par Value of stock for RSU's issued - termination of director's service	$545	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2022filed with the SEC on March 30, 2022.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

As of March 31, 2023, and December 31, 2022, we recorded an allowance for doubtful accounts of $10,820 and $34,446 respectively.

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

We conducted our annual impairment tests of goodwill as of December 31, 2022. As a result of these tests, we had a total impairment charge of $963,659.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the three months ended ended March 31, 2023 and 2022, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended March 31, 2023 and 2022, respectively

Impairment of Long-Lived Assets

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

During the three months ended March 31, 2023 and 2022, two customers accounted for 51% and 53% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended March 31, 2023 and 2022, the comprehensive loss was $2,446,673, and $1,945,994 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $54,248 and $163,734 for the three months ended March 31, 2023 and 2022, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2023 and 2022, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Going Concern

We had $2,581,597 of cash as of March 31, 2023. We had a net loss of $2,478,175 for the three months ended March 31, 2023, and we used $1,443,464 of cash in our operating activities during that time. In the three months ended March 31, 2022 we had a net loss of $1,933,099 and used $1,813,845 of cash in our operating expenses. We raised $3.6 million in cash from the exercise of warrants in February of 2023. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $120.4 million as of March 31, 2023. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at each of  March 31, 2023 and  December 31, 2022 was $0.

The following table presents details of our purchased intangible assets as of March 31, 2023 and  December 31, 2022:

Intangible assets

	Balance at December 31, 2022	Additions	Impairments	Amortization	Fx and Other	Balance at March 31, 2023
Patents and trademarks	$52,698	$—	$—	$(1,223)	$3	$51,475
Customer and merchant relationships	30,690	—	—	$(6,138)	—	24,552
Trade names	8,050	—	—	$(1,609)	—	6,441
	$91,438	$—	$—	$(8,970)	$3	$82,468

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $8,970 and $38,888 for the three months ended March 31, 2023 and 2022, respectively.

The estimated future amortization expense of our intangible assets as of March 31, 2023 is as follows:

Year ending December 31,	Amount
2023	$26,913
2024	12,639
2025	4,891
2026	4,891
2027	4,891
Thereafter	28,243
Total	$82,468

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

The following table presents details of our software development costs as of March 31, 2023 and  December 31, 2022:

	Balance at December 31, 2022	Additions	Amortization	Balance at March 31, 2023
Software Development Costs	$103,334	$—	$(41,945)	$61,389
	$103,334	$—	$(41,945)	$61,389

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $41,945 and $73,289 for the three months ended March 31, 2023 and 2022, respectively.

The estimated future amortization expense of software development costs as of March 31, 2023 is as follows:

Year ending December 31,	Amount
2023	$56,884
2024	4,505
2025	—
2026	—
2027	—
Thereafter	—
Total	$61,389

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of March 31, 2023, we have an operating lease asset balance of $930,658 and an operating lease liability balance of $1,127,671 recorded in accordance with ASC 842, Leases (ASC "842").

The following are additional details related to leases recorded on our balance sheet as of March 31, 2023:

Leases	Classification	Balance at March 31, 2023
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$930,658
Total lease assets		$930,658

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$257,614
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$870,057
Total lease liabilities		$1,127,671

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2023	$243,583
2024	330,894
2025	337,568
2026	344,241
2027	28,733
Thereafter	—
Total future lease payments	1,285,019
Less: imputed interest	(157,348)
Total	$1,127,671

Weighted Average Remaining Lease Term (years)
Operating leases	3.83

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2023 and  December 31, 2022:

Facility	Maturity	Interest Rate	Balance at March 31, 2023	Balance at December 31, 2022
ACOA Note	February 1, 2024	—	24,354	34,231
TD Bank	December 31, 2023	—	29,565	29,478
Related Party Note	various	15%	5,224,028	5,192,461
Total Debt			5,277,947	5,256,170
Less current portion			(1,351,619)	(2,743,788)
Long-term debt, net of current portion			$3,926,328	$2,512,382

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

During the three months ended March 31, 2023 we repaid $9,878 USD of principal.

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

During the three months ended March 31, 2023, a total of $195,171 of interest was accrued and settled to equity payable for the issuance of 180,715 shares of common stock. The company recorded a loss of settlement of interest payable of $10,315 . The company issued 154,106 shares from equity payable related to accrued interest settled during the fourth quarter of 2022.

As of March 31, 2023, the Company had drawn a total of $5,173,125 and we have accrued interest of $387,918.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this UP Note.

On January 31, 2023, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2024, and further agreed that interest accrued on the loan between July 1, 2022 and December 01, 2025 is to be settled in shares of the Company’s common stock quarterly.

During the three months ended March 31, 2023, a total of $10,196 of interest was accrued and settled to equity payable for the issuance of 9,441 shares of common stock. The company recorded a loss of settlement of interest payable of $542 . The company issued 9,651 shares from equity payable related to accrued interest settled during the fourth quarter of 2022.

As of March 31,2023, the Company had a principal balance of $271,875, and accrued interest of $54,351.

Interest Expense

Interest expense was $238,446 and $159,827 during the three months ended March 31, 2023 and 2022, respectively.

8. Stockholders’ Equity

Common Stock and Equity Payable

2022

On  February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,552. As an inducement for the holders' exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in  February 2025. We have recorded an additional stock-based expense of $382,048 in 1st quarter of 2022.

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

On November 13, 2022 a total of 140,185 shares of common stock were issued from equity payable to Thomas Akin as settlement of $151,398 of interest payable. The Company recorded a loss on settlement of interest payable of $2,259.

On November 13, 2022 a total of 9,585 shares of common stock were issued from equity payable to Talkot Fund LP as settlement of $10,352 of interest payable. The Company recorded a loss on settlement of interest payable of $162.

On December 31, 2022 a total of $166,432 of interest was accrued and settled to equity payable for the issuance of 154,106 shares of common stock. The company recorded a loss of settlement of interest payable of $44,325.

On December 31, 2022 a total of $10,423 of interest was accrued and settled to equity payable for the issuance of 9,651 shares of common stock. The company recorded a loss of settlement of interest payable of $2,757,

2023

On  January 31, 2023 a total of 545,012 shares were issued to John Harris, a former director. The shares were issued based on the total Restricted Stock Units earned by Mr. Harris as director compensation that were fully vested as of March 29, 2022. Restricted stock expense is recorded on the date it vests and no expense was recognized during the three months ended March 31, 2023.

On  March 27, 2023 a total of 154,106 shares of common stock were granted from equity payable to Thomas Akin as settlement of $166,432 of interest payable. The Company recorded a loss on settlement of interest payable of $44,325 on December 31, 2022.

On  March 27, 2023 a total of 9,651 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $10,423 of interest payable. The Company recorded a loss on settlement of interest payable of $2,757 on December 31, 2022.

On March 31, 2023 a total of $195,171 of interest was accrued and settled to equity payable for the issuance of 180,715 shares of common stock. The company recorded a loss of settlement of interest payable of $10,315.

On March 31, 2023 a total of $10,196 of interest was accrued and settled to equity payable for the issuance of 9,441 shares of common stock. The company recorded a loss of settlement of interest payable of $542.

During March, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders' 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in   February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

During the three months ended March 31, 2023 a total of 163,757 shares were issued from stock payable related to related party accrued interest settled during the fourth quarter of 2022.

As of the  March 31, 2023 we had an equity payable balance of $317,086.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2023.

Options
Outstanding at December 31, 2021	6,246,466
Granted	1,375,000
Exercised	—
Forfeited/canceled	(330,623)
Expired	(599,627)
Outstanding at December 31, 2022	6,691,216
Granted	—
Exercised	—
Forfeited/canceled	(72,916)
Expired	(29,030)
Outstanding at March 31, 2023	6,589,270

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

2023

During the three months ended March 31, 2023 no options were granted.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$65,032	$128,246
Sales and marketing	68,646	12,867
Engineering, research, and development	34,475	66,490
	$168,153	$207,603

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	—%	2.47%
Expected life (years)	—	6.00
Expected dividend yield	—%	—%
Expected volatility	—%	72.33%

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

The expected volatility in 2023 and 2022 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended  December 31, 2022 and for the three months ended March 31, 2023:

Shares
Outstanding at December 31, 2021	1,685,141
Awarded	244,792
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2022	1,929,933
Awarded	61,324
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at March 31, 2023	1,446,245

Expected to vest at March 31, 2023	1,446,245
Vested at March 31, 2023	1,446,245
Unvested at March 31, 2023	—
Unrecognized expense at March 31, 2023	$—

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

On September 30, 2022, the company grated granted four independent directors a total of 65,100 restricted stock units. The units were valued at $65,002 or $ per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

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

During the three months ended March 31, 2022, the Company recorded $65,002 in restricted stock expense as board compensation.

2023

On March 31, 2023, the company grated granted four independent directors a total of 61,342 restricted stock units. The units were valued at $65,002 or $1.05 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the three months ended March 31, 2023, the Company recorded $65,003 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
General and administrative	$65,003	$65,002
Sales and marketing	$—	$—
	$65,003	$65,002

As of March 31, 2023, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of March 31, 2023 and the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	6,089,398	$—	—
Exercised	(3,188,190)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	1,793,745	$—	—
Exercised	(3,587,487)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at March 31, 2023	4,354,156	$1.83	2.37

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

During the three months ended March 31, 2023, the Company issued warrants to purchase an aggregate of 177,571 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $73,469 using the Black-Scholes option valuation model as of March 31, 2023.

2023

During the three months ended  March 30, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in   February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$143,857	$—

The following table presents assets that are measured and recognized at fair value as of  December 31, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$194,772	$—

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

During the three months ended March 31, 2023 the Company has settled three TCPA claims for a total settlement loss of $10,000.

Operating Lease

As described in Note 6, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first 12 months of the lease included a 50% abatement period. As of March 31, 2023, we have an operating lease asset balance for this lease of $930,658 and an operating lease liability balance for this lease of  $1,127,671 recorded in accordance with ASC 842.

11. Related Party Transactions

Secured Notes

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

During the three months ended March 31, 2023, a total of $195,171 of interest was accrued and settled to equity payable for the issuance of 180,715 shares of common stock. The company recorded a loss of settlement of interest payable of $10,315. The company issued 154,106 shares from equity payable related to accrued interest settled during the fourth quarter of 2022.

As of March 31, 2023, the Company had drawn a total of $5,173,125 and we have accrued interest of $387,918.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under this Credit Agreement.

On January 31, 2023, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2024, and further agreed that interest accrued on the loan between July 1, 2022 and December 01, 2025 is to be settled in shares of the Company’s common stock quarterly.

During the three months ended March 31, 2023, a total of $10,196 of interest was accrued and settled to equity payable for the issuance of 9,441 shares of common stock. The company recorded a loss of settlement of interest payable of $542 . The company issued 9,651 shares from equity payable related to accrued interest settled during the fourth quarter of 2022.

As of March 31,2023, the Company had a principal balance of $271,875, and accrued interest of $54,351.

Related Party Warrant Exercise

On  March 2, 2023, Thomas Akin exercised his common stock purchase warrant for 749,987 shares at the exercise price of $1.00 per share, resulting in additional capital of $749,237. As an inducement for the holder’s exercise of the warrants, we issued the holders 374,994 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in  March 2026.  The Company recorded $120,598 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

On  February 7, 2022, Talkot Fund LP exercised his common stock purchase warrant for 750,000 shares at the exercise price of $1.00 per share, resulting in additional capital of $749,250. As an inducement for the holder’s exercise of the warrants, we issued the holders 375,000 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in  March 2026.  The Company recorded $120,600 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

12. Subsequent Events

On  May 8, 2023 a total of 180,715 shares of common stock were issued to Thomas Akin as settlement of interest payable.

On  May 8, 2023 a total of 9,441 shares were issued to Talkot Fund, LP as settlement of interest payable.

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

Recent Events

2023 Warrants Exercise

During the quarter ended March 30, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025.

2023 Related Party Notes Payable

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

Revenues for the three months ended March 31, 2023, were $1,881,482 a decrease of $148,087 or 7% compared to the same period in 2022.

This decrease is primarily due to a decrease in subscription fees offset by increased gaming developer sales.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2023, was $1,066,575, a decrease of $108,373, or 9%, compared to $1,174,948for the same period in 2022.

This decrease is primarily due to an decrease in client text club member acquisition costs from 2022.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $336,930 or 28% to $1,544,106, during the three months ended March 31, 2023, compared to $1,207,176 for the same period in 2022. The increase in general and administrative expenses was primarily due to a decrease in expenses related to the the current warrant exercise and legal fees.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $93,719, or 16%, to $691,220 during the three months ended March 31, 2023, compared to $597,501 for the same period in 2022. The increase is primarily due to increased customer service payroll expenses off set by a decrease in marketing expenses

.

Engineering, Research & Development$238,446

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $32,152, or 5%, to $734,375 during the three months ended March 31, 2023, compared to $702,223 for the same period in 2022. This increase is primarily due to the and increase in payroll and consulting expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses decreased $60,410 or 49%, to $63,902 during the three months ended March 31, 2023 compared to $124,312 for the same period in 2022. This decrease is primarily due to the reduction in amortization of intangibles due to impairment of intangibles at the end of 2022.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense increased $78,619 or 49%, to $238,446 during the three months ended March 31, 2023, compared to $159,827 in the same period in 2022. This increase in interest expense is primarily related to an increase in the balance on the line of credit taken out in 2021.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the  three months ended March 31, 2023 were $10,000, an increase of $10,000, compared to $0 for the three months ended March 31, 2022. The increase is due to additional TCPA claims.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three months ended March 31, 2023 were $10,857, an increase of $10,857, compared to $0 for the three months ended March 31, 2022 . This increase is due to the amendment allowing for the settlement of interest on our outstanding related party notes payable.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2023, was $1 Canadian equals $0.74 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.79 during the same period in 2022. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of  $31,502 and a loss of $12,895 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had current assets of $3,544,522, including $2,581,597 in cash, and current liabilities of $6,602,830, resulting in a working capital deficit of $3,058,308.

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

Cash Flows

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(1,443,464)	$(1,813,845)
Investing activities	(14,111)	—
Financing activities	3,577,509	2,544,199
Effect of foreign currency translation on cash flow	34,923	(10,631)
Net change in cash	$2,154,857	$719,723

Operating Activities

We used cash from operating activities totaling $1,443,464 during the three months ended March 31, 2023 and used cash from operating activities totaling $1,813,845 during the three months ended March 31, 2022.

Investing Activities

Investing activities during the three months ended March 31, 2023, consisted of $14,111 of equipment purchases compared to $0 in the three months ended March 31, 2022.

Financing Activities

Financing activities during the three months ended March 31, 2023, consisted of proceeds of $3,587,487 from a warrant conversion to common stock and $9,978 in payment on notes payable. Financing activities for the three months ended March 31, 2022 consisted of proceeds of $2,550,553 from a warrant conversion to common stock and $6,354 in payments on notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. "Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e),  are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, , including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2023 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2023 the Company has settled three TCPA claims for a total settlement loss of $10,000.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders' 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in  February 2025.

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

Item 6. Exhibits

Exhibit No.	Description
10.12	Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between Mobivity Holdings Corp. and Thomas B. Akin *
10.13	Convertible Note, dated as of November 15, 2022 *
10.14	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin *
10.15	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 *
10.16	Form of New Warrant issued March 16, 2023 *
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Mobivity Holdings Corp.

Date: May 15, 2023	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Lisa Brennan
Lisa Brennan
Chief Financial Officer (Principal Accounting Officer)