Form 10-Q
period 2023-06-30
MOBIVITY HOLDINGS CORP.
filed 2023-08-14
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 67,292,393 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$529,471	$426,740
Accounts receivable, net of allowance for doubtful accounts $9,423 and $34,446, respectively	542,711	1,081,183
Other current assets	423,371	195,017
Total current assets	1,495,553	1,702,940
Right to use lease assets	878,380	981,896
Intangible assets and software development costs, net	99,257	194,772
Other assets	127,417	137,917
TOTAL ASSETS	$2,600,607	$3,017,525
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,481,685	$3,412,612
Accrued interest	442,269	443,448
Accrued and deferred personnel compensation	297,572	569,347
Deferred revenue and customer deposits	469,750	902,727
Related party notes payable, net - current maturities	1,361,250	2,711,171
Notes payable, net - current maturities	18,096	32,617
Operating lease liability, current	263,663	251,665
Other current liabilities	15,162	49,541
Total current liabilities	6,349,447	8,373,128

Non-current liabilities
Related party notes payable, net - long term	3,894,345	2,481,290
Notes payable, net - long term	30,223	31,092
Operating lease liability	801,492	936,924
Total non-current liabilities	4,726,060	3,449,306
Total liabilities	11,075,507	11,822,434

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 65,797,567 and 61,311,155, shares issued and outstanding	65,798	61,311
Equity payable	307,318	324,799
Additional paid-in capital	113,868,248	108,806,353
Accumulated other comprehensive loss	(69,598)	(100,963)
Accumulated deficit	(122,646,666)	(117,896,409)
Total stockholders’ deficit	(8,474,900)	(8,804,909)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,600,607	$3,017,525

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Revenues	$1,861,171	$1,867,162	$3,742,653	$3,896,731
Cost of revenues	1,371,206	1,202,749	$2,437,781	2,377,697
Gross profit	489,965	664,413	1,304,872	1,519,034

Operating expenses
General and administrative	1,071,153	897,984	2,615,259	2,105,160
Sales and marketing	602,911	566,270	1,294,131	1,163,771
Engineering, research, and development	804,343	873,836	1,538,718	1,576,059
Depreciation and amortization	36,582	110,421	100,484	234,733
Total operating expenses	2,514,989	2,448,511	5,548,592	5,079,723

Loss from operations	(2,025,024)	(1,784,098)	(4,243,720)	(3,560,689)

Other income/(expense)
Loss of settlement of debt	—	—	(10,857)	—
Interest expense	(244,443)	(167,126)	(482,889)	(326,953)
Settlement Losses	(2,500)	—	(12,500)	—
Foreign currency gain	(115)	(510)	(291)	2,809
Total other income/(expense)	(247,058)	(167,636)	(506,537)	(324,144)
Loss before income taxes	(2,272,082)	(1,951,734)	(4,750,257)	(3,884,833)
Income tax expense	—	—	—	—
Net loss	(2,272,082)	(1,951,734)	(4,750,257)	(3,884,833)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(137)	12,261	31,365	(634)
Comprehensive loss	$(2,272,219)	$(1,939,473)	$(4,718,892)	$(3,885,467)
Net loss per share:
Basic and Diluted	(0.03)	(0.03)	(0.07)	(0.07)
Weighted average number of shares:
Basic and Diluted	65,670,815	58,602,319	63,884,441	57,921,596

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for settlement of interest payable on related party debt	163,757	164	(7,713)	223,773	—	—	216,224
RSU’s issued - termination of a director’s service	545,012	545	—	(545)	—	—	—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)
Issuance of common stock for settlement of interest payable on related party debt	190,156	191	$(9,768)	216,033	—	—	206,456
Stock based compensation	—	—	—	228,577	—	—	228,577
Foreign currency translation adjustment	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	$(2,272,082)	(2,272,082)
Balance, June 30, 2023	65,797,567	$65,798	$307,318	$113,868,248	$(69,598)	$(122,646,666)	$(8,474,900)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Fair value of options issued with related party debt	—	—	—	6,201	—	—	6,201
Stock based compensation	—	—	—	589,650	—	—	589,650
Foreign currency translation adjustment	—	—	—	—	(12,895)	—	(12,895)
Net loss	—	—	—	—	—	(1,933,099)	(1,933,099)
Balance, March 31, 2022	58,598,885	$58,599	$100,862	$105,590,136	$(64,983)	$(109,768,386)	$(4,083,772)
Issuance of common stock for PIPE financing	1,062,500	1,062	—	848,937	—	—	849,999
Fair value of options issued with related party debt	—	—	—	48,654	—	—	48,654
Stock based compensation	—	—	—	211,775	—	—	211,775
Foreign currency translation adjustment	—	—	—	—	12,261	—	12,261
Net loss	—	—	—	—	—	(1,951,734)	(1,951,734)
Balance, June 30, 2022	59,661,385	$59,661	$100,862	$106,699,502	$(52,722)	$(111,720,120)	$(4,912,817)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(4,750,257)	$(3,884,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	10,857	—
Bad debt expense	(545)	18,631
Stock-based compensation	1,038,734	801,425
Depreciation and amortization expense	120,403	241,191
Amortization of Debt Discount	63,134	50,895
Increase (decrease) in cash resulting from changes in:
Accounts receivable	539,017	(268,498)
Other current assets	638	(123,940)
Operating lease assets/liabilities	(19,918)	(6,461)
Other assets	(276)	—
Accounts payable	69,073	(219,401)
Prepaid Expenses	(228,732)	—
Accrued interest	410,644	271,896
Accrued and deferred personnel compensation	(272,193)	(317,323)
Other liabilities - current	(34,379)	(9,071)
Deferred revenue and customer deposits	(432,977)	(74,191)
Net cash used in operating activities	$(3,486,777)	$(3,519,680)

INVESTING ACTIVITIES
Purchases of equipment	(14,111)	(6,993)
Net cash used in investing activities	(14,111)	(6,993)

FINANCING ACTIVITIES
Payments on notes payable	(16,684)	(15,947)
Proceeds from Related Party Debt	—	500,000
Proceeds from conversion of common stock warrants	—	849,999
Proceeds from conversion of common stock warrants	3,587,487	2,550,552
Net cash provided by financing activities	3,570,803	3,884,604

Effect of foreign currency translation on cash flow	32,816	(1,895)

Net Change in cash	102,731	356,036
Cash at beginning of period	$426,740	$735,424
Cash at end of period	529,471	1,091,460
Supplemental disclosures:
Cash paid during period for:
Interest	$—	$29,541
Non-cash investing and financing activities:

Fair Value of Options issued with related party debt	$—	$54,855
Shares issued for settlement of debt - related party	$411,823	$—
Shares issued for stock payable for settlement of debt - related party	$223,937	—
Par Value pf RSU’s issued - termiation of director’s service	$545	—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 3, 2023.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

As of June 30, 2023, and December 31, 2022, we recorded an allowance for doubtful accounts of $9,423 and $34,446 respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the six months ended June 30, 2023 and 2022, respectively.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the Financial Accounting Standards Board (“FASB”) guidance for the costs of computer software to be sold, leased, or otherwise marketed (Accounting Standards Codification subtopic 985-20, Costs of Software to Be Sold, Leased, or Marketed, or “ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. The technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered ‘research and development’ that are not capitalized are immediately charged to engineering, research, and development expense.

Capitalized costs for those products that are canceled or abandoned are charged to product development expenses in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense - Development” based on the straight-line method over a twenty-four-month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended June 30, 2023 and 2022, respectively

Impairment of Long-Lived Assets

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

During the six months ended June 30, 2023 and 2022, two customers accounted for 51% and 49% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended June 30, 2023 and 2022 , the comprehensive loss was $2,272,219, and $1,939,473 respectively. For the six months ended June 30, 2023 and 2022, the comprehensive loss was $4,718,892 and $3,885,467 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $114,978 and $188,825 for the six months ended June 30, 2023 and 2022, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2023 and 2022, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is a summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 requires that the if-converted method of computing diluted Earnings per Share. The Company adopted ASU 2020-06 on January 1, 2022.

3. Going Concern

We had $529,471 of cash as of June 30, 2023. We had a net loss of $4,750,257 for the six months ended June 30, 2023, and we used $3,486,777 of cash in our operating activities during that time. In the six months ended June 30, 2022 we had a net loss of $3,884,833 and used $3,519,680 of cash in our operating expenses. We raised $3.6 million in cash from the exercise of warrants in February of 2023. In addition, we raised $1.1 million in cash from the exercise in August 2023. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $122.6 million as of June 30, 2023. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at each of June 30, 2023 and December 31, 2022 was $0.

The following table presents details of our purchased intangible assets as of June 30, 2023 and December 31, 2022:

Intangible assets

	Balance at December 31, 2022	Additions	Impairments	Amortization	Fx and Other	Balance at June 30, 2023
Patents and trademarks	$52,698	$—	$—	$(2,445)	$1	$50,254
Customer and merchant relationships	30,690	—	—	$(12,276)	—	18,414
Trade names	8,050	—	—	$(3,221)	—	4,829
	$91,438	$—	$—	$(17,942)	$1	$73,497

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $17,942 and $71,478 for the six months ended June 30, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $8,972 and $32,590 for the three months ended June 30, 2023 and 2022, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2023 is as follows:

Year ending December 31,	Amount
2023	$17,942
2024	12,639
2025	4,891
2026	4,891
2027	4,891
Thereafter	28,243
Total	$73,497

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

The following table presents details of our software development costs as of June 30, 2023 and December 31, 2022:

	Balance at December 31, 2022	Additions	Amortization	Balance at June 30, 2023
Software Development Costs	$103,334	$—	$(77,574)	$25,760
	$103,334	$—	$(77,574)	$25,760

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $35,629 and $71,974 for the three months ended June 30, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for software development costs was $77,574 and $145,263 for the six months ended June 30, 2023 and 2022, respectively.

The estimated future amortization expense of software development costs as of June 30, 2023 is as follows:

Year ending December 31,	Amount
2023	$21,254
2024	4,506
2025	—
2026	—
2027	—
Thereafter	—
Total	$25,760

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of June 30, 2023, we have an operating lease asset balance of $878,380 and an operating lease liability balance of $1,065,155 recorded in accordance with ASC 842, Leases (ASC “842”).

The following are additional details related to leases recorded on our balance sheet as of June 30, 2023:

Leases	Classification	Balance at June 30, 2023
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$878,380
Total lease assets		$878,380

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$263,663
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$801,492
Total lease liabilities		$1,065,155

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2023	$162,389
2024	330,894
2025	337,568
2026	344,241
2027	28,733
Thereafter	—
Total future lease payments	1,203,825
Less: imputed interest	(138,670)
Total	$1,065,155

Weighted Average Remaining Lease Term (years)
Operating leases	3.58

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2023 and December 31, 2022:

Facility	Maturity	Interest Rate	Balance at June 30, 2023	Balance at December 31, 2022
ACOA Note	February 1, 2024	—	18,096	34,231
TD Bank	December 31, 2023	—	30,223	29,478
Related Party Note	various	15%	4,983,720	5,192,461
Total Debt			5,032,039	5,256,170
Less current portion			(1,379,346)	(2,743,788)
Long-term debt, net of current portion			$3,652,693	$2,512,382

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

During the six months ended June 30, 2023 we repaid $16,684 USD of principal.

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

Related Party Notes

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement (the “Credit Agreement”) with Thomas Akin, one of the Company’s directors (the “Lender”). The Credit Agreement was amended on November 11, 2022. The Company can borrow up to $6,000,000 under the Credit Agreement (“the “Credit Facility”).

The Credit Facility is secured by all of our tangible and intangible assets including intellectual property. This loan bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay this loan without notice, penalty, or charge. In consideration of the Lender’s agreement to provide the Credit Facility, the Company issued warrants to purchase shares of its common stock at an exercise price of $1.67 per share in connection with the issuance of funds under the Credit Agreement. The warrants are exercisable for a period commencing upon issuance of the corresponding notes and ending 36 months after issuance of the financing. In addition, the Company has agreed to issue to the Lender additional warrants entitling the Lender to purchase a number of shares of the Company’s common stock equal to twenty percent (20%) of the amount of the advances made divided by the volume-weighted average price over the 30 trading days preceding the advance (the “VWAP”). Each warrant will be exercisable over a three-year period at an exercise price equal to the VWAP.

Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On November 11, 2022, an amendment to the Credit Agreement was signed. The amendment updated the payment terms to the following: “Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year.” The amendment raised the maximum amount of the Credit Facility to $6,000,000. In addition, the interest which is accrued monthly between July 1, 2022, and December 31, 2022, will be settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of common stock in the amount of the interest accrued for each month.

On January 31, 2023, the Company then entered into Amendment No. 1 (the “Amendment”), which amends our existing Credit Facility Agreement, dated as of November 11, 2022, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the Over-The Counter Venture Market operated by OTC Markets Group Inc. (“OTCQB®”) over the ninety (90) trading days immediately preceding such date. The Amendment provides for corresponding amendments to the form of convertible notes to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the existing Credit Facility Agreement. The Amendment was considered a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement.

During the six months ended June 30, 2023, a total of $391,319 of interest was accrued by the company. The interest payable to Thomas Akin was then surrendered to be converted and exchanged for the issuance of 362,335 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $10,315 and amortized discount expense of $59,983.

As of June 30, 2023, the Company had drawn a total of $5,173,125 and we have accrued interest of $439,968 and a discount balance of $179,948.

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

On January 31, 2023, the Lender agreed to postpone the 24-month repayment period to a later period commencing on January 31, 2024, and further agreed that interest accrued on the loan between July 1, 2022 and December 1, 2025 is to be settled in shares of the Company’s common stock quarterly.

During the six months ended June 30, 2023, a total of $20,504 of interest was accrued by the company. The interest payable to Talkot Fund, LP was then surrendered to be converted and exchanged for the issuance of 18,987 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $542 and amortized discount costs of $3152.

As of June 30, 2023, the Company had an outstanding principal balance of $271,875, accrued interest of $20,504 and a discount balance of $9,457.

Interest Expense

Interest expense was $244,443 and $167,126 during the three months ended June 30, 2023 and 2022, respectively.

Interest expense was $482,889 and $326,953 during the six months ended June 30, 2023 and 2022, respectively.

8. Stockholders’ Equity

Common Stock and Equity Payable

2022

On February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,552. As an inducement for the holders’ exercise of the warrants, we issued the holders 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025. We have recorded an additional stock-based expense of $382,048 in 1st quarter of 2022.

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

On December 31, 2022 a total of $10,423 of interest was accrued and settled to equity payable for the issuance of 9,651 shares of common stock. The company recorded a loss of settlement of interest payable of $2,757,

2023

On January 31, 2023 a total of 545,012 shares were issued to John Harris, a former director. The shares were issued based on the total Restricted Stock Units earned by Mr. Harris as director compensation that were fully vested as of March 29, 2022. Restricted stock expense is recorded on the date it vests and no expense was recognized during the six months ended June 30, 2023.

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

On March 31, 2023 a total of $195,171 of interest for 1st quarter and was accrued and settled to equity payable for the issuance of 180,715 shares of common stock that was issued on May 8, 2023. The company recorded a loss of settlement of interest payable of $10,315.

On March 31, 2023 a total of $10,196 of interest for 1st quarter and was accrued and settled to equity payable for the issuance of 9,441 shares of common stock that was issued on May 8, 2023. The company recorded a loss of settlement of interest payable of $542.

During March, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

On June 30, 2023 a total of $196,148 of interest was accrued and settled to equity payable for the issuance of 181,620 shares of common stock.

On June 30, 2023 a total of $10,309 of interest was accrued and settled to equity payable for the issuance of 9,546 shares of common stock.

During the six months ended June 30, 2023 a total of 163,757 shares were issued from stock payable related to related party accrued interest.

As of June 30, 2023 we had an equity payable balance of $307,318.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2023.

Options
Outstanding at December 31, 2021	6,246,466
Granted	1,375,000
Exercised	—
Forfeited/canceled	(330,623)
Expired	(599,627)
Outstanding at December 31, 2022	6,691,216
Granted	295,000
Exercised	—
Forfeited/canceled	(72,916)
Expired	(1,330,592)
Outstanding at June 30, 2023	5,582,708

2022

On March 29, 2022, the Company granted one employee 150,000 options to purchase shares of the Company’s common stock at the closing price as of March 29, 2022, of $0.8289 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until March 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 72.33% and an option fair value of $0.54 was $81,035.

On May 16, 2022, the Company granted three employees 45,000 options to purchase shares of the Company’s common stock at the closing price as of May 16, 2022, of $0.97 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until May 16, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.45% and an option fair value of $0.642608 was $28,917.

On September 22, 2022, the Company granted one employee 1,000,000 options to purchase shares of the Company’s common stock at the closing price as of September 2022, of $0.98 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until September 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 76.15% and an option fair value of $0.697499 was $697,499.

2023

During the six months ended June 30, 2023 the Company granted three employees 295,000 options to purchase shares of the Company’s common stock at the closing price as of May 11, 2023 of $0.98 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until May 16, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 75.76% and an option fair value of $0.705183 was $208,029.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$53,750	$377,415	$118,783	$505,661
Sales and marketing	71,796	22,344	140,442	35,211
Engineering, research, and development	38,029	64,059	72,504	130,549
	$163,575	$463,818	$331,729	$671,421

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.37%	2.55%
Expected life (years)	7.00	6.00
Expected dividend yield	—%	—%
Expected volatility	75.76%	72.59%

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of our employee stock options.

The expected life of the stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards.

The dividend yield assumption is based on our history of not paying dividends and no future expectations of dividend payouts.

The expected volatility in 2023 and 2022 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2022 and for the six months ended June 30, 2023:

Shares
Outstanding at December 31, 2021	1,685,141
Awarded	244,792
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2022	1,929,933
Awarded	141,484
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at June 30, 2023	1,526,405

Expected to vest at June 30, 2023	1,526,405
Vested at June 30, 2023	1,526,405
Unvested at June 30, 2023	—
Unrecognized expense at June 30, 2023	$—

14

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

During the six months ended June 30, 2022, the Company recorded $65,002 in restricted stock expense as board compensation.

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

On June 30, 2023, the company granted four independent directors a total of 80,160 restricted stock units. The units were valued at $65,003 or $0.81 per share, based on the closing stock price on the date of the grant. All units vest immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the six months ended June 30, 2023, the Company recorded $130,005 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative	$65,002	$65,002	$130,005	$130,004
Sales and marketing	$—	$—	$—	$—
	$65,002	$65,002	$130,005	$130,004

As of June 30, 2023, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of June 30, 2023 and the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	6,089,398	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(3,188,190)	$—	—
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	1,793,745	$—	—
Exercised	(3,587,487)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at June 30, 2023	4,354,156	$1.69	2.14

15

2022

On February 9, 2022, 17 warrant holders exercised their common stock purchase warrant for 3,188,190 shares at the exercise price of $0.80 per share, resulting in additional capital of $2,550,553. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 3,188,190 new warrants to purchase common stock at $1.50 per share over a three-year period expiring in February 2025. The Company recorded $382,048 of stock-based expense related to warrants issued during the warrant conversion offer on February 9, 2022.

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

2023

During the six months ended June 30, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$99,257	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$194,772	$—

10. Commitments and Contingencies

Litigation

The company had a pending legal proceeding related to a Telephone Consumer Protection Act (“TCPA”) violation. This is a putative class action complaint alleging that the defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc. During the six months ended June 30, 2023, the Company has settled four TCPA claims for a total settlement loss of $12,500 and this amount is included within settlement losses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

Operating Lease

As described in Note 6, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first 12 months of the lease included a 50% abatement period. As of June 30, 2023, we have an operating lease asset balance for this lease of $878,380 and an operating lease liability balance for this lease of $1,065,155 recorded in accordance with ASC 842.

11. Related Party Transactions

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement with Thomas Akin, one of the Company’s directors (the “Lender”). The Credit Facility Agreement was amended on November 11, 2022 to allow the Company to borrow up to $6,000,000. The Credit Facility Agreement was amended again on January 31, 2023 to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023.

For more details regarding the two related party transactions, please refer to Note 7 - Notes Payable and Interest Expense.

Related Party Warrant Exercise

On March 2, 2023, Thomas Akin exercised his common stock purchase warrant for 749,987 shares at the exercise price of $1.00 per share, resulting in additional capital of $749,987. As an inducement for the holder’s exercise of the warrants, we issued the holder 374,994 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in March 2026. The Company recorded $120,598 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

On February 7, 2022, Talkot Fund LP exercised their common stock purchase warrant for 750,000 shares at the exercise price of $1.00 per share, resulting in additional capital of $750,000. As an inducement for the holder’s exercise of the warrants, we issued the holder 375,000 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in March 2026. The Company recorded $120,600 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

12. Subsequent Events

On July 17, 2023, a total of 181,620 shares of common stock were issued to Thomas Akin as settlement of interest payable.

On July 17, 2023, a total of 9,546 shares were issued to Talkot Fund, LP as settlement of interest payable.

2023 Warrants Exercise

During the quarter ended August 07, 2023, 5 warrant holders exercised their common stock purchase warrant for 1,303,660 shares at the exercise price of $0.82 per share, resulting in additional capital of $1,069,000.38. As an inducement for the holder’s exercise of the warrants, we issued the holders 2,607,318 new warrants to purchase common stock at $0.82 per share over a three-year period expiring in August 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2022 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 3, 2023, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which was filed with the SEC on the Company’s Current Report on Form 8-Kdated January 31, 2023, and is attached as Exhibit 10.1 to such Current Report on Form 8-K and incorporated herein by reference.

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

On May 08,2023 a total of 180,715 shares of common stock were issued to Thomas Akin as settlement of interest payable.

On May 08, 2023 a total of 9,441 shares were issued to Talkot Fund LP as settlement of interest payable.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended June 30, 2023, were $1,861,171 a decrease of $5,991 compared to the same period in 2022.

Revenues for the six months ended June 30, 2023, were $3,742,653 a decrease of $154,078 or 4% compared to the same period in 2022.

This decrease is primarily due to a decrease of in subscription revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2023, was $1,371,206, an increase of $168,457, or 14%, compared to $1,202,749 for the same period in 2022.

Cost of revenues for the six months ended June 30, 2023, was $2,437,781, a decrease of $60,084, or 3%, compared to $2,377,697 for the same period in 2022.

This increase is primarily due to an increase of $50,000 in application expense.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $173,169 or 19% to $1,071,153, during the three months ended June 30, 2023, compared to $897,984 for the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in stock related expense for the warrant exercise that occurred during the period.

General and administrative expenses increased $510,099 or 24% to $2,615,259 during the six months ended June 30, 2023, compared to $2,105,160 for the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in stock related expense for the warrant exercise that occurred during the period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $36,641, or 6%, to $602,911 during the three months ended June 30, 2023, compared to $566,270 for the same period in 2022. The increase is primarily due to and $24,000 increase in payroll expense.

Sales and marketing expenses increased $130,360, or 11%, to $1,294,131 during the six months ended June 30, 2023, compared to $1,163,771 for the same period in 2022. The increase is primarily due to a $86,000 increase in payroll.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $69,493, or 8%, to $804,343 during the three months ended June 30, 2023, compared to $873,836 for the same period in 2022. This decrease is primarily due to a decrease of $76,000 in payroll expense.

Engineering, research & development expenses decreased $37,341, or 2%, to $1,538,718 during the six months ended June 30, 2023, compared to $1,576,059 for the same period in 2022. This decrease is primarily due to a $62,000 decrease in payroll expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $73,389 or 67%, to $36,582 during the three months ended June 30, 2023 compared to $110,421 for the same period in 2022.This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2022.

Depreciation and amortization expenses decreased $134,249 or 57%, to $100,484 during the six months ended June 30, 2023 compared to $234,733 for the same period in 2022. This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2022.

Interest Expense

Interest expense increased $77,317, or 46%, to $244,443 during the three months ended June 30, 2023, compared to $167,126 in the same period in 2022. This increase in interest expense is primarily related to the increased balance on related party notes payable.

Interest expense increased $155,936 or 48%, to $482,889 during the six months ended June 30, 2023, compared to $326,953 in the same period in 2022. This increase in interest expense is primarily related to the increase balance on related party notes payable.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three and six months ended June 30, 2023 were $2,500 and $12,500, respectively. There were no settlement losses for the three and six months ended June 30, 2022.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three and six months ended June 30, 2023 was $0 and $10,857, respectively. There was no loss on settlement of debt for the three and six months ended June 30, 2022.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2023, was $1 Canadian equals $0.74 U.S. Dollars. This compares to an average rate of $1 Canadian equals $0.79 during the same period in 2022. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $137 and a loss of $12,261 for the three months ended June 30, 2023 and 2022, respectively.

The change in foreign currency was a gain of $31,365 and a loss of $634 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had current assets of $1,495,553, including $529,471 in cash, and current liabilities of $6,349,447, resulting in a working capital deficit of $4,853,894.

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

Cash Flows

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(3,486,777)	$(3,519,680)
Investing activities	(14,111)	(6,993)
Financing activities	3,570,803	3,884,164
Effect of foreign currency translation on cash flow	32,816	(1,895)
Net change in cash	$102,731	$356,036

Operating Activities

We used cash in operating activities totaling $3,486,777 during the six months ended June 30, 2023 and used cash in operating activities totaling $3,519,680 during the six months ended June 30, 2022. Key drivers of the cash used in operating activities are the net loss of $4,750,257 and changes to accounts receivable of $539,017, other current assets (notably prepaid expenses) of $228,732, accrued interest of $410,644, accrued and deferred personnel compensation of $272,193, and deferred revenue and customer deposits of $432,977.

Investing activities during the six months ended June 30, 2023, consisted of $14,111 of equipment purchases compared to $6,993 in the six months ended June 30, 2022.

Financing Activities

Financing activities during the six months ended June 30, 2023, consisted of proceeds of $3,587,487 from a warrant conversion to common stock, proceeds of $210,045 from issuance of common stock for conversion of interest payable on related party debt and $16,684 in payments on notes payable. Financing activities during the six months ended June 30, 2022, consisted of $3,400,551 in proceeds from a warrant conversion to common stock and a PIPE funding, $500,000 in proceeds from related party notes payable and $16,684 in payments on notes payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, , including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2023 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the six months ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company had a legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. This is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc. During the six months ended June 30, 2023, the Company has settled four TCPA claims for a total settlement loss of $12,500 and this amount is included within settlement losses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

The information set forth below is included herein for purposes of providing the disclosure required under “Item 1.01 Entry Into a Material Definitive Agreement; Item 3.02 Unregistered Sales of Equity Securities.” of Form 8-K.

On August 7, 2023, the Company announced a warrant exercise inducement and warrant offering (the “Offer to Amend and Exercise”), providing the holders of certain warrants (the “Old Warrants”), including Thomas B. Akin, a director of the Company, with an opportunity to exercise their Old Warrants at a reduced exercise price of $0.82 per share and to receive a new warrant (“New Warrant”) to purchase two shares of our common stock, $0.001 par value (“Common Stock”) for every one share of our Common Stock that the holder purchases upon the exercise of an Old Warrant (at the reduced $0.82 per share exercise price). The New Warrants will be exercisable for a period of three years from the date of issuance at an initial exercise price of $0.82 per share. The exercise price of the New Warrants and the number of the shares issuable upon exercise of the New Warrants are subject to customary adjustments prior to exercise upon the occurrence of certain events affecting all outstanding shares of Common Stock. The Offer to Amend and Exercise will expire at 5:00 p.m. Eastern time on September 6, 2023.

The shares of Common Stock issued upon exercise of the Old Warrants (the “Shares”) and the New Warrants are to be issued in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to a limited number of persons who are “accredited investors,” as defined in Rule 501 of Regulation D of the SEC, without the use of any general solicitations or advertising to market or otherwise offer the securities for sale. None of the Shares, New Warrants or shares of Common Stock issued upon exercise of the New Warrants have been registered under the Securities Act or applicable state securities laws and none may be offered or sold in the United States absent registration under the Securities Act, or an exemption from such registration requirements. Neither this Quarterly Report on Form 10-Q nor any exhibit attached hereto shall constitute an offer to sell or the solicitation of an offer to buy the Shares, the New Warrants or any other securities of the Company.

The foregoing descriptions of the Offer to Amend and Exercise and New Warrants are qualified by reference to the full text of the form of Exercise Notice and form of New Warrant, which are filed as Exhibits 10.6 and 10.7, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Credit Facility Agreement *
10.2	Convertible Note *
10.3	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin *
10.4	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 *
10.5	Form of New Warrant issued March 16, 2023 *
10.6	Form of Exercise Notice for Offer to Amend and Exercise completed August 07,2023 *
10.7	Form of New Warrant issued August 07, 2023 *
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: August 14, 2023	By:	/s/ Dennis Becker
Dennis Becker
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Will Sanchez
Will Sanchez
Chief Financial Officer (Principal Accounting Officer)

