Form 10-Q
period 2023-09-30
MOBIVITY HOLDINGS CORP.
filed 2023-11-14
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 67,949,709 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$457,934	$426,740
Accounts receivable, net of allowance for doubtful accounts $24,381 and $34,446, respectively	373,980	1,081,183
Other current assets	241,424	195,017
Total current assets	1,073,338	1,702,940
Right to use lease assets	825,041	981,896
Intangible assets and software development costs, net	78,244	194,772
Other assets	118,215	137,917
TOTAL ASSETS	$2,094,838	$3,017,525
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,492,562	$3,412,612
Accrued interest	653,431	443,448
Accrued and deferred personnel compensation	111,610	569,347
Deferred revenue and customer deposits	218,552	902,727
Related party notes payable, net - current maturities	2,191,875	2,711,171
Notes payable, net - current maturities	14,363	32,617
Operating lease liability, current	269,815	251,665
Other current liabilities	15,505	49,541
Total current liabilities	6,967,713	8,373,128

Non-current liabilities
Related party notes payable, net - long term	3,461,472	2,481,290
Notes payable, net - long term	29,432	31,092
Operating lease liability	731,764	936,924
Total non-current liabilities	4,222,668	3,449,306
Total liabilities	11,190,381	11,822,434

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 67,949,709 and 61,311,155, shares issued and outstanding	67,950	61,311
Equity payable	100,862	324,799
Additional paid-in capital	117,138,356	108,806,353
Accumulated other comprehensive loss	22,227	(100,963)
Accumulated deficit	(126,424,938)	(117,896,409)
Total stockholders’ deficit	(9,095,543)	(8,804,909)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,094,838	$3,017,525

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Revenues	$1,633,071	$1,890,437	$5,375,724	$5,787,168
Cost of revenues	1,160,880	1,806,022	$3,598,661	4,183,719
Gross profit	472,191	84,415	1,777,063	1,603,449

Operating expenses
General and administrative	2,292,623	983,428	4,907,882	3,088,588
Sales and marketing	708,398	614,600	2,002,529	1,778,371
Engineering, research, and development	968,546	784,804	2,507,264	2,360,863
Impairment of intangible asset	—	238,143	—	238,143
Depreciation and amortization	30,418	118,317	130,902	353,050
Total operating expenses	3,999,985	2,739,292	9,548,577	7,819,015

Loss from operations	(3,527,794)	(2,654,877)	(7,771,514)	(6,215,566)

Other income/(expense)
Loss of settlement of debt	—	—	(10,857)	—
Interest expense	(237,376)	(193,501)	(720,265)	(520,454)
Settlement Losses	(13,000)	—	(25,500)	—
Foreign currency gain	(102)	(339)	(393)	2,470
Total other income/(expense)	(250,478)	(193,840)	(757,015)	(517,984)
Loss before income taxes	(3,778,272)	(2,848,717)	(8,528,529)	(6,733,550)
Income tax expense	—	—	—	—
Net loss	(3,778,272)	(2,848,717)	(8,528,529)	(6,733,550)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	91,825	(76,228)	123,190	(76,862)
Comprehensive loss	$(3,686,447)	$(2,924,945)	$(8,405,339)	$(6,810,412)
Net loss per share:
Basic and Diluted	(0.06)	(0.05)	(0.13)	(0.12)
Weighted average number of shares:
Basic and Diluted	66,785,952	60,297,083	64,878,021	58,544,432

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrant exercise	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Issuance of common stock for settlement of interest payable on related party debt	—	—	—	6,201	—	—	6,201
Stock based compensation	—	—	—	589,650	—	—	$589,650
Foreign currency translation adjustment	—	—	—	—	(12,895)	—	(12,895)
Net loss	—	—	—	—	—	(1,933,099)	(1,933,099)
Balance, March 31, 2022	58,598,885	58,599	100,862	105,590,136	(64,983)	(109,768,386)	(4,083,772)
Issuance of common stock for PIPE financing	1,062,500	1,062	—	848,937	—	—	849,999
Fair market value of options issued with related party debt	—	—	—	48,654	—	—	48,654
Stock based compensation	—	—	—	211,775	—	—	$211,775
Foreign currency translation adjustment	—	—	—	—	12,261	—	12,261
Net loss	—	—	—	—	—	(1,951,734)	(1,951,734)
Balance, June 30, 2022	59,661,385	59,661	100,862	106,699,502	(52,722)	(111,720,120)	(4,912,817)
Issuance of common stock for PIPE financing	1,500,000	1,500	—	1,198,501	—	—	1,200,001
Fair market value of options issued with related party debt	—	—	—	18,614	—	—	18,614
Issuance of common stock for settlement of interest payable on related party debt	149,770	150	—	164,021	—	—	164,171
Stock based compensation	—	—	—	192,959	—	—	$192,959
Foreign currency translation adjustment	—	—	—	—	(76,228)	—	(76,228)
Net loss	—	—	—	—	—	(2,848,717)	(2,848,717)
Balance, September 30, 2022	61,311,155	$61,311	$100,862	$108,273,597	$(128,950)	$(114,568,837)	$(6,262,017)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for settlement of interest payable on related party debt	163,757	164	$(7,713)	223,773	—	—	216,224
RSU’s issued - termination of a director’s service	545,012	545	—	(545)	—	—	$—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	$(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)
Issuance of common stock for settlement of interest payable on related party debt	190,156	191	(9,768)	216,033	—	—	206,456
Stock based compensation	—	—	—	228,577	—	—	228,577
Foreign currency translation adjustment	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	$(2,272,082)	(2,272,082)
Balance, June 30, 2023	65,797,567	$65,798	$307,318	$113,868,248	$(69,598)	$(122,646,666)	$(8,474,900)
Issuance of common stock for warrant exercise	1,960,976	1,961	—	1,606,039	—	—	1,608,000
Issuance of common stock for settlement of interest payable on related party debt	191,166	191	(206,456)	206,265	—	—	—
Fair market value of options issued with related party debt	—	—	—	28,463	—	—	28,463
Stock based compensation	—	—	—	1,429,341	—	—	1,429,341
Foreign currency translation adjustment	—	—	—	—	91,825	—	91,825
Net loss	—	—	—	—	—	$(3,778,272)	(3,778,272)
Balance, September 30, 2023	67,949,709	67,950	100,862	117,138,356	22,227	(126,424,938)	(9,095,543)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(8,528,529)	$(6,733,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	10,857	—
Bad debt expense	24,143	45,685
Stock-based compensation	2,468,075	994,384
Intangible Asset Impariment	—	238,143
Depreciation and amortization expense	162,209	353,050
Amortization of Debt Discount	89,349	83,334
Increase (decrease) in cash resulting from changes in:
Accounts receivable	683,060	(337,347)
Other current assets	9,634	(17,148)
Operating lease assets/liabilities	—	(15,029)
Other assets	(13,250)	—
Accounts payable	79,950	(184,859)
Prepaid Expenses	(46,231)	—
Accrued interest	621,806	432,959
Accrued and deferred personnel compensation	(457,687)	(195,975)
Other liabilities - current	(34,036)	133,167
Lease Operating Assets	(30,155)	—
Deferred revenue and customer deposits	(684,175)	236,827
Net cash used in operating activities	$(5,644,980)	$(4,966,359)

INVESTING ACTIVITIES
Purchases of equipment	(18,252)	(18,712)
Cash paid for patent activities	(6,300)	—
Capitalized software development cost	—	(12,030)
Net cash used in investing activities	(24,552)	(30,742)

FINANCING ACTIVITIES
Payments on notes payable	(20,004)	(29,145)
Proceeds from Related Party Debt	400,000	800,000
Proceeds from conversion of common stock warrants	5,195,487	2,550,552
Proceeds from PIPE funding	—	2,050,000
Net cash provided by (used in) financing activities	5,575,483	5,371,407

Effect of foreign currency translation on cash flow	125,243	(92,985)

Net Change in cash	31,194	281,321
Cash at beginning of period	$426,740	$735,424
Cash at end of period	457,934	1,016,745
Supplemental disclosure
Cash paid during period for:
Interest Paid	$—	$—

Fair Value of Options issued with related party debt	$28,463	$73,469
Shares issued for settlement of debt - related party	$411,823	$161,750
Shares issued for stock payable for settlement of debt - related party	$223,937	$—
Par Value pf RSU’s issued - termiation of director’s service	$545	$—

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

As of September 30, 2023, and December 31, 2022, we recorded an allowance for doubtful accounts of $24,381 and $34,446 respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended September 30, 2023 and 2022, respectively

Impairment of Long-Lived Assets

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

During the nine months ended September 30, 2023 and 2022, two customers accounted for 52% and 50% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended September 30, 2023 and 2022 , the comprehensive loss was$3,686,447, and $2,924,945 respectively. For the nine months ended September 30, 2023 and 2022, the comprehensive loss was $8,405,339 and $6,810,412 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $169,549 and $315,540 for the nine months ended September 30, 2023 and 2022, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2023 and 2022, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Going Concern

We had $457,934 of cash as of September 30, 2023. We had a net loss of $8,528,529 for the nine months ended September 30, 2023, and we used $5,644,980 of cash in our operating activities during that time. In the nine months ended September 30, 2022 we had a net loss of $6,733,550 and used $4,966,359 of cash in our operating expenses. We raised $3.6 million in cash from the exercise of warrants in February of 2023. In addition, we raised $1.6 million in cash from the exercise in August 2023. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $126.4 million as of September 30, 2023. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Goodwill

The carrying value of goodwill at each of September 30, 2023 and December 31, 2022 was $0.

The following table presents details of our purchased intangible assets as of September 30, 2023 and December 31, 2022:

Intangible assets

	Balance at December 31, 2022	Additions	Impairments	Amortization	Fx and Other	Balance at September 30, 2023
Patents and trademarks	$52,698	$6,300	$—	$(5,444)	$1,555	$55,109
Customer and merchant relationships	30,690	—	—	$(18,414)	—	12,276
Trade names	8,050	—	—	$(4,831)	—	3,219
	$91,438	$6,300	$—	$(28,689)	$1,555	$70,604

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $28,689 and $107,211 for the nine months ended September 30, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $10,747 and $35,724 for the three months ended September 30, 2023 and 2022, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2023 is as follows:

Year ending December 31,	Amount
2023	$9,193
2024	13,526
2025	5,778
2026	5,778
2027	5,778
Thereafter	30,551
Total	$70,604

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

The following table presents details of our software development costs as of September 30, 2023 and December 31, 2022:

	Balance at December 31, 2022	Additions	Amortization	Balance at September 30, 2023
Software Development Costs	$103,334	$—	$(95,694)	$7,640
	$103,334	$—	$(95,694)	$7,640

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $18,120 and $61,764 for the three months ended September 30, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for software development costs was $95,694 and $207,027 for the nine months ended September 30, 2023 and 2022, respectively.

The estimated future amortization expense of software development costs as of September 30, 2023 is as follows:

Year ending December 31,	Amount
2023	$3,134
2024	4,506
2025	—
2026	—
2027	—
Thereafter	—
Total	$7,640

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of September 30, 2023, we have an operating lease asset balance of $825,041 and an operating lease liability balance of $1,001,579 recorded in accordance with ASC 842, Leases (ASC “842”).

The following are additional details related to leases recorded on our balance sheet as of September 30, 2023:

Leases	Classification	Balance at September 30, 2023
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$825,041
Total lease assets		$825,041

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$269,815
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$731,764
Total lease liabilities		$1,001,579

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2023	$81,194
2024	330,894
2025	337,568
2026	344,241
2027	28,734
Thereafter	—
Total future lease payments	1,122,631
Less: imputed interest	(121,052)
Total	$1,001,579

Weighted Average Remaining Lease Term (years)
Operating leases	3.58

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2023 and December 31, 2022:

Facility	Maturity	Interest Rate	Balance at September 30, 2023	Balance at December 31, 2022
ACOA Note	February 1, 2024	—	14,363	34,231
TD Bank	December 31, 2023	—	29,432	29,478
Related Party Note	various	15%	5,653,347	5,192,461
Total Debt			5,697,142	5,256,170
Less current portion			(2,206,238)	(2,743,788)
Long-term debt, net of current portion			$3,490,904	$2,512,382

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

During the nine months ended September 30, 2023 we repaid $20,004 USD of principal.

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

On January 31, 2023, the Company then entered into Amendment No. 1 (the “Amendment”), which amends our existing Credit Facility Agreement[1], dated as of November 11, 2022, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the Over-The Counter Venture Market operated by OTC Markets Group Inc. (“OTCQB®”) over the ninety (90) trading days immediately preceding such date. The Amendment provides for corresponding amendments to the form of convertible notes to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the existing Credit Facility Agreement. The Amendment was considered a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement.

On August 22, 2023, The Company took a draw of an additional $150,000 under the Credit Agreement.

On September 20, 2023, The Company took a draw of an additional $250,000 under the Credit Agreement.

During the nine months ended September 30, 2023, a total of $591,880 of interest was accrued by the company. Interest payable of $391,139 to Thomas Akin was then surrendered to be converted and exchanged for the issuance of 362,335 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $10,315 and amortized discount expense of $89,349.

During the nine months period ending September 30, 2023, the Company issued warrants to purchase an aggregate of 121,808 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $28,463 using the Black-Scholes option valuation model as of September 30, 2023.

As of September 30, 2023, the Company had drawn a total of $5,573,125 and we have accrued interest of $589,345 and a discount balance of $191,653.

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

During the nine months ended September 30, 2023, a total of $30,926 of interest was accrued by the company. Interest of $20,504 payable to Talkot Fund, LP was then surrendered to be converted and exchanged for the issuance of 18,987 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $542.

As of September 30, 2023, the Company had an outstanding principal balance of $271,875, accrued interest of $65,952.

Interest Expense

Interest expense was $237,376 and $193,501 during the three months ended September 30, 2023 and 2022, respectively.

Interest expense was $720,265 and $520,454 during the nine months ended September 30, 2023 and 2022, respectively.

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

During March, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,587,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,792,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

On June 30, 2023 a total of $196,148 of interest was accrued and settled to equity payable for the issuance of 181,620 shares of common stock.

On June 30, 2023 a total of $10,309 of interest was accrued and settled to equity payable for the issuance of 9,546 shares of common stock.

During August and September of 2023, 18 warrant holders exercised their common stock purchase warrant for 1,960,976 shares at the exercise price of $.82 per share, resulting in additional capital of $1,608,000. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 3,921,952 new warrants to purchase common stock at $.82 per share over a one and three-year period expiring between August and September 2026. The Company recorded $1,146,562 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 63% and 73% and an option fair value of between $0.21 and $0.40.

During the nine months ended September 30, 2023 a total of 553,279 shares were issued from stock payable related to related party accrued interest.

As of the nine months ended September 30, 2023 we had an equity payable balance of $100,862.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2023.

Options
Outstanding at December 31, 2021	6,246,466
Granted	1,375,000
Exercised	—
Forfeited/canceled	(330,623)
Expired	(599,627)
Outstanding at December 31, 2022	6,691,216
Granted	2,645,000
Exercised	—
Forfeited/canceled	(79,165)
Expired	(1,340,384)
Outstanding at September 30, 2023	7,916,667

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

2023

On May 11, 2023 the Company granted three employees 295,000 options to purchase shares of the Company’s common stock at the closing price as of May 11, 2023 of $0.98 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until May 16, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 75.76% and an option fair value of $0.705183 was $208,029.

On July 14, 2023 the Company granted one employees 1,000,000 options to purchase shares of the Company’s common stock at the closing price as of July 14, 2023 of $0.85 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until July 14, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.55% and an option fair value of $0.5590 was $605,383.

On July 17, 2023 the Company granted one employees 700,000 options to purchase shares of the Company’s common stock at the closing price as of July 17, 2023 of $0.79 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until July 17, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 74.57% and an option fair value of $0.5713 was $396,441.

On August 25, 2023 he Company granted four employees 650,000 options to purchase shares of the Company’s common stock at the closing price as of August 25, 2023 of $0.65 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until August 25, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 64.81% and an option fair value of $0.4257 was $285,773.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$62,599	$65,800	$181,382	$571,462
Sales and marketing	108,348	20,972	248,790	56,183
Engineering, research, and development	46,830	41,185	119,334	171,734
	$217,777	$127,957	$549,506	$799,379

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	3.99%	2.47%
Expected life (years)	7.50	5.90
Expected dividend yield	—%	—%
Expected volatility	73.47%	69.23%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2022 and for the nine months ended September 30, 2023:

Shares
Outstanding at December 31, 2021	1,685,141
Awarded	244,792
Released	—
Canceled/forfeited/expired	—
Outstanding at December 31, 2022	1,929,933
Awarded	243,048
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at September 30, 2023	1,627,969

Expected to vest at September 30, 2023	1,627,969
Vested at September 30, 2023	1,526,405
Unvested at September 30, 2023	—
Unrecognized expense at September 30, 2023	$—

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

On September 30, 2022, the company granted four independent directors a total of 65,100 restricted stock units. The units were valued at $65,002 or $0.9985 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 15, 2024, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

During the nine months ended September 30, 2022, the Company recorded $195,005 in restricted stock expense as board compensation.

2023

On March 31, 2023, the company grated granted four independent directors a total of 61,342 restricted stock units. The units were valued at $65,002 or $1.05 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On June 30, 2023, the company granted four independent directors a total of 80,160 restricted stock units. The units were valued at $65,003 or $0.81 per share, based on the closing stock price on the date of the grant. All units vest immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) June 30, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On September 30, 2023, the company granted four independent directors a total of 101,564 restricted stock units. The units were valued at $65,001 or $0.64 per share, based on the closing stock price on the date of the grant. All units vest immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30,2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the nine months ended September 30, 2023, the Company recorded $195,006 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative	$65,001	$65,002	$195,006	$195,005
Sales and marketing	$—	$—	$—	$—
	$65,001	$65,002	$195,006	$195,005

As of September 30, 2023, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of September 30, 2023 and the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	6,089,398	$—	—
Exercised	(3,188,190)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	5,715,697	$—	—
Exercised	(5,548,463)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at September 30, 2023	6,315,132	$1.62	2.50

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

2023

During March 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 3,921,952 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in February 2025. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

During August and September of 2023, 18 warrant holders exercised their common stock purchase warrant for 1,906,976 shares at the exercise price of $.82 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,793,745 new warrants to purchase common stock at $.82 per share over a three-year period expiring between August and September 2026. The Company recorded $1,146,047 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 72% and an option fair value of $0.2922.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$78,244	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2022 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$194,772	$—

10. Commitments and Contingencies

Litigation

The company had a pending legal proceeding related to a Telephone Consumer Protection Act (“TCPA”) violation. This is a putative class action complaint alleging that the defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc. During the nine months ended September 30, 2023, the Company has settled five TCPA claims for a total settlement loss of $25,500 and this amount is included within settlement losses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

Operating Lease

As described in Note 6, the Company has a lease agreement for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first 12 months of the lease included a 50% abatement period. As of September 30, 2023, we have an operating lease asset balance for this lease of $825,041 and an operating lease liability balance for this lease of $1,001,579 recorded in accordance with ASC 842.

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

On February 7, 2023, Talkot Fund LP exercised their common stock purchase warrant for 750,000 shares at the exercise price of $1.00 per share, resulting in additional capital of $750,000. As an inducement for the holder’s exercise of the warrants, we issued the holder 375,000 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in March 2026. The Company recorded $120,600 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

On August 7, 2023, Thomas Akin exercised his common stock purchase warrant for 426,830 shares at the exercise price of $.82 per share, resulting in additional capital of $350,000. As an inducement for the holder’s exercise of the warrants, we issued the holder 853,660 new warrants to purchase common stock at $.82 per share over a three-year period expiring in March 2026. The Company recorded $178,136 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 64% and an option fair value of $0.2087.

On August 7, 2023, Talkot Fund LP exercised their common stock purchase warrant for 426,830 shares at the exercise price of $.82 per share, resulting in additional capital of $350,000. As an inducement for the holder’s exercise of the warrants, we issued the holder 853,660 new warrants to purchase common stock at $.82 per share over a three-year period expiring in March 2026. The Company recorded $178,136 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 64% and an option fair value of $0.2087.

12. Subsequent Events

The Company has discontinued the sale and operation of the Belly loyalty card platform. The last date of operation was October 15, 2023.

On November 10, 2023 three shareholders purchased convertible notes from the Company in the amount of $400,000. The Convertible Note accrues interest monthly at 8% per annum. Principal and accrued interest payments are due in full on November 8, 2026 under the Convertible Note. The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”). For value received the shareholders received 666,668 warrants to purchase common shares at and exercise price of $0.60 per share over a three year period ending November 10, 2026.

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

2023 Warrants Exercises

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

During the quarter ended September 30, 2023, 18 warrant holders exercised their common stock purchase warrant for 1,906,976 shares at the exercise price of $.82 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,793,745 new warrants to purchase common stock at $.82 per share over a three-year period expiring between August and September 2026. The Company recorded $1,146,047 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 72% and an option fair value of $0.2922.

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

On July 17,2023 a total of 181,620 shares of common stock were issued to Thomas Akin as settlement of interest payable.

On July 17, 2023 a total of 9,546 shares were issued to Talkot Fund LP as settlement of interest payable.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended September 30, 2023, were $1,633,071 a decrease of $257,366 compared to the same period in 2022.

Revenues for the nine months ended September 30, 2023, were $5,375,724 a decrease of $411,444 or 7% compared to the same period in 2022

This decrease is primarily due to a decrease of in subscription revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2023, was $1,160,880, a decrease of $645,142, or 36%, compared to $1,806,022 for the same period in 2022.

Cost of revenues for the nine months ended September 30, 2023, was $3,598,661, a decrease of $585,058, or 14%, compared to $4,183,719 for the same period in 2022.

This increase is primarily due to an decrease of $500,000 in application expense.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $1,309,195 or 133% to $2,292,623, during the three months ended September 30, 2023, compared to $983,428 for the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in stock related expense for the warrant exercise that occurred during the period.

General and administrative expenses increased $1,819,294 or 59% to $4,907,882 during the nine months ended September 30, 2023, compared to $3,088,588 for the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in stock related expense for the warrant exercise that occurred during the period.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $93,798, or 15%, to $708,398 during the three months ended September 30, 2023, compared to $614,600 for the same period in 2022. The increase is primarily due to and $112,000 increase in payroll expense.

Sales and marketing expenses increased $224,158, or 13%, to $2,002,529 during the nine months ended September 30, 2023, compared to $1,778,371 for the same period in 2022. The increase is primarily due to a $297,000 increase in payroll.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $183,742, or 23%, to $968,546 during the three months ended September 30, 2023, compared to $784,804 for the same period in 2022. This decrease is primarily due to an decrease of $62,000 in payroll expense.

Engineering, research & development expenses increased $146,401, or 6%, to $2,507,264 during the nine months ended September 30, 2023, compared to $2,360,863 for the same period in 2022. This decrease is primarily due to a $238,000 decrease in payroll expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $87,899 or 74%, to $30,418 during the three months ended September 30, 2023 compared to $118,317 for the same period in 2022.This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2022.

Depreciation and amortization expenses decreased $222,148 or 63%, to $130,902 during the nine months ended September 30, 2023 compared to $353,050 for the same period in 2022. This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2022.

Impairment of Intangible Assets

Impairment of intangible asset expenses decreased to $0 during the three months ended September 30, 2023 compared to $238,143 for the same period in 2022.

Impairment of intangible asset expenses decreased to $0 during the nine months ended September 30, 2023 compared to $238,143 for the same period in 2022.

Interest Expense

Interest expense increased $43,875, or 23%, to $237,376 during the three months ended September 30, 2023, compared to $193,501 in the same period in 2022. This increase in interest expense is primarily related to the increased balance on related party notes payable.

Interest expense increased $199,811 or 38%, to $720,265 during the nine months ended September 30, 2023, compared to $520,454 in the same period in 2022. This increase in interest expense is primarily related to the increase balance on related party notes payable.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three and nine months ended September 30, 2023 were $13,000 and $25,500, respectively. There were no settlement losses for the three and nine months ended September 30, 2022.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three and nine months ended September 30, 2023 was $0 and $10,857, respectively. There was no loss on settlement of debt for the three and nine months ended September 30, 2022.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2023, was $1 Canadian equals $0.75 and $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.77 and $0.78 during the same period in 2022. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $91,825 and a loss of $76,228 for the three months ended September 30, 2023 and 2022, respectively.

The change in foreign currency was a gain of $123,190 and a loss of $76,862 for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had current assets of $1,073,338, including $457,934 in cash, and current liabilities of $6,967,713, resulting in a working capital deficit of $5,894,375.

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

Cash Flows

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,644,980)	$(4,966,359)
Investing activities	(24,552)	(30,742)
Financing activities	5,575,483	5,371,407
Effect of foreign currency translation on cash flow	125,243	(92,985)
Net change in cash	$31,194	$281,321

Operating Activities

We used cash in operating activities totaling $5,644,980 during the nine months ended September 30, 2023 and used cash in operating activities totaling $4,966,359 during the nine months ended September 30, 2022. Key drivers of the cash used in operating activities are the net loss of $8,528,529 and changes to accounts receivable of $683,060, accrued interest of $621,806, accrued and deferred personnel compensation of $457,687, and deferred revenue and customer deposits of $684,175.

Investing Activities

Investing activities during the nine months ended September 30, 2023, consisted of $6,300 in patent fees compared to $0 in the nine months ending September 2022 and $18,252 of equipment purchases compared to $18,712 in the nine months ended September 30, 2022. In addition, there was $0 in capitalized software development costs in nine months ended September 30, 2023 compared to $12,030 in the nine months ended September 30, 2022

Financing Activities

Financing activities during the nine months ended September 30, 2023, consisted of $5,195,487 additional paid-in capital from a warrant conversion to common stock, compared to $2,550,552 additional paid in capital from a warrant conversation to common stock and $2,050,000 additional paid-in capital from a PIPE funding in the nine months ended September 30, 2022.In addition there was $400,000 proceeds for related party notes payable compared to $800,000 in the same period in 2022, and $20,004 in payment on notes payable compared to $29,145 in the same period in 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, , including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2023 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the nine months ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company had a legal proceeding related to TCPA (Telephone Consumer Protection Act) Violation. This is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc. During the nine months ended September 30, 2023, the Company has settled four TCPA claims for a total settlement loss of $25,500 and this amount is included within settlement losses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the March 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders 1,793,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in March 2026.

During August 2023, 18 warrant holders exercised their common stock purchase warrant for 1,906,976 shares at the exercise price of $.82 per share, resulting in additional capital of $3,557,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,793,745 new warrants to purchase common stock at $.82 per share over a three-year period expiring between August and September 2026.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

The information set forth below is included herein for purposes of providing the disclosure required under “Item 1.01 Entry Into a Material Definitive Agreement; Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. “ of Form 8-K.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
10.1	Form of Exercise Notice
10.2	Warrant Offer Letter
10.3	New Warrant
10.4	Securities Purchase Agreement
10.5	Convertible Note
10.6	New Warrant - Convertible
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: November 14, 2023	By:	/s/ Thomas B. Akin
Thomas B. Akin
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Will Sanchez
Will Sanchez
Chief Financial Officer
(Principal Accounting Officer)

