Form 10-K
period 2023-12-31
MOBIVITY HOLDINGS CORP.
filed 2024-04-17
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 was $53,322,348, calculated at the price at which the common equity was last sold.

As of March 30, 2024, the registrant had 67,949,709 shares of common stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s 2024 definitive information statement, if filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2023.

[FD1]Based on historical practice, it is unlikely that an information statement will be filed within 120 days year-end, but this reserves that option. The second part is what will likely be applicable to Mobivity.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2023

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—”Business,” Item 1A—”Risk Factors” and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in Item 1A – “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Part I

Item 1. Business

General Information

Mobivity Holdings Corp. (the “Company” or “us”, “our”, or “we”) is a Nevada corporation organized in 2008, which develops and operates proprietary platforms over which brick and mortar brands and digital first enterprises can conduct national and localized, data-driven marketing campaigns with unique targeting, incentivization and promotion to drive customer acquisition and loyalty. The company’s core technology platform, RecurrencyTM, enables:

●	Transformation of messy point-of-sale (POS) data collected from thousands of points of sale into usable intelligence.
●	Measurement, prediction, and ability to boost guest frequency and spend by channel.
●	Deployment and management of one-time use offer codes and attribution of sales accurately across every channel, promotion and media program.
●	Delivery of uniquely attributable 1:1 offers that power incentivized actions in digital environments like user acquisition, continued monetization, and activities taken in a digital environment.

Our recurrency platform generates revenue in two ways. First, delivered as a Software-as-a-Service (“SaaS”) platform used by leading convenience and quick service restaurant brands to build and engage with their loyal customers. Second, through our Connected RewardsTM business, our platform enables and powers unique incentivized programs in digital environments. Through our Connected Rewards platform, we enable businesses to reward their users and customers with products in the real world for actions taken in a digital environment. Our customers include some of the largest mobile casual game publishers in the world and some of the largest convenience and quick service restaurant brands in the world. The programs we run for our customers include incentivized user acquisition where users are rewarded with a real-world product, like a free or discounted burger, for downloading a mobile game, and rewarded play where users receive real world products for accomplishing activities in game, like achieving a certain level or winning enough points. We charge our customers for each unique action where our rewards are delivered, these include a per install or per individual engagement fee.

The Recurrency Platform

The Recurrency™ platform unlocks valuable POS and mobile data to help transform customer transactions into actionable and attributable marketing insights and power Connected Rewards interactions. Our technology analyzes transaction data to provide insights, delivers mobile rewards and powers redemption at all potential points of sale (i.e., mobile, in-store, in-app), and provides 100% attribution of the transaction. In Connected Rewards applications, Recurrency is integrated into mobile gaming platforms and mobile attribution partners to deliver the necessary data to deliver rewards for in-game actions.

Company Strategy

Our objective is to build an industry-leading mobile marketing technology product that bridges between in-person and digital environments powering a unique and defensible alternative for digital-first businesses to engage and retain their customers by rewarding them with real-world products and offers. The key elements to our strategy are:

●	Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our ability to integrate our Recurrency platform into digital environments and deliver rewards based on activities taken in a digital environment. Because of our long history operating as a loyalty marketing solution we believe we have a defensible head start and ability to continue building products and features that will retain our competitive advantage.
●	Evolve our sales and customer support infrastructure to uniquely meet the needs of the quickly evolving digital marketing universe. We have quickly evolved our organization and business to fill a gap in the digital marketing landscape. Through continued innovation and emphasis on automation and predictive analytics we believe we will expand our niche and create further value for our Connected Rewards Customers.
●	Acquire complementary businesses and technologies. We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong and defensible technology services that further build out and differentiate our platform; (3) opportunities for substantial expense reductions through integration into our platform; and (4) strong sales teams. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.
●	Build our intellectual property portfolio. We currently have nine issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Developments

Secured Notes 2023

During the year ended December 31, 2023, we issued to one of our directors, secured notes in the principal aggregate amount of $700,000, that was rolled into the Credit Facility, which are due and payable in 24 equal payments beginning January 31, 2023 (the “2022 Secured Notes”) The 2022 Secured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2023, we have $5,873,125 as a remaining balance of the 2022 Secured Notes and accrued interest of $812,928. A total of $391,319 of accrued interest was settled into 362,335 shares of common stock and the Company recorded a loss on debt settlement of interest payable $10,315. A total of $425,502 in accrued interest was accrued for the third and fourth quarter of 2023 and recorded to equity payable.

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

The foregoing descriptions of the A&R Credit Agreement and Convertible Note does not purport to be complete and are qualified in its entirety by reference to the A&R Credit Agreement and Convertible Note, which were filed with the United States Securities and Exchange Commission (the “SEC”) as Exhibit 10.1 and 10.2 respectively, to the Company’s Current Report on Form 8-K dated November 11, 2022, and Amendment No. 1 to the A&R Credit Agreement and Convertible Note filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2023.

Unsecured Promissory Notes 2022

During the year ended December 31, 2023, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance (the “2022 Unsecured Notes”). The 2022 Unsecured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2023, we have $271,875 as a remaining balance of these 2023 Unsecured Notes issued to Talkot Capital and accrued interest of $0. A total of $10,352 of interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $542.A total of $20,617 was accrued and recorded to equity payable.

2023 Warrant Exercises

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

During August and September of 2023, a total of 18 warrant holders exercised their common stock purchase warrant for 1,960,976 shares at the exercise price of $.82 per share, resulting in additional capital of $1,608,000. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 3,921,952 new warrants to purchase common stock at $.82 per share over a one and three-year period expiring between August and September 2026. The Company recorded $1,146,562 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 63% and 73% and an option fair value of between $0.21 and $0.40.

2023 Convertible Notes

During the third quarter of 2023 the Company issued Convertible Notes to five related parties in the amount of $2,000,000. In addition, the Company issued Convertible Notes to 10 shareholders in the amounts of $250,000. Principal and accrued interest payments are due in full on three years from the date they are funded under the Convertible Note. The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”). For value received the shareholders received 666,668 warrants to purchase common shares at and exercise price of $0.60 per share over a three year period.

Industry Background

Traditionally, only sophisticated e-commerce brands, such as Amazon, were capable of personalizing and targeting their marketing to consumers as they navigated online shopping experiences that tracked their every move, all the way to check out. But despite the scale and success of e-commerce, it still accounts for just around 15% of all commerce conducted in the U.S. The other 85% of “offline” merchants struggle to leverage data to combine with digital marketing channels and replicate the same personalized marketing tactics employed by successful e-commerce operators. Particularly, merchants are challenged with connecting purchase data collected by traditional point-of-sale terminals and mapping those transactions back to consumers to ensure that follow on marketing messages are personalized to the consumers purchase history.

In a similar vein, digital first businesses like mobile casual games and streaming services have encountered a seismic shift in the way they acquire and retain customers because of new constraints on privacy and targeting. These businesses rely on campaigns driven by data captured from users, aggregated and compiled into datasets that allow deep targeting and segmentation of advertising campaigns. These businesses live and die by their ability to acquire and retain users; the inability to target potential users has thrown a wrench in these efforts.

Marketing spend in digital environments is in excess of $100 billion per year, yet brick and mortar businesses and digital first businesses largely exist in different environments, their technology does not communicate and they have almost no ability to bridge between the real world and the digital world. This limits their ability to acquire and retain customers in an already volatile marketing environment. If consumers had the ability to earn and redeem real-world products in digital environments and vice versa, this would open the door to new marketing opportunities and allow for continued acquisition and retention. Mobivity aims to solve this problem with our Recurrency platform and Connected Rewards platform that bridge between digital and brick and mortar environments.

The Mobivity Solution

Our Recurrency platform is designed to leverage point-of-sale data, along with cognitive computing, to increase visits, spend, and loyalty from consumers. We do this by capturing transaction detail, analyzing the data, and motivating customers and employees to take actions.

●	Capture: Recall that more than 90% of our economy still functions “offline”. Our Recurrency solution plays an integral part in bringing brick and mortar businesses into the digital future by creating an extensible point of access to their POS data. Recapture is a lightweight software client that can be installed in just about any POS system and immediately enables applications to operate off of real-time POS data. This technology allows us to run many of our connected rewards programs by allowing access to data from POS and enabling redemption of rewards delivered for actions taken in digital environments.
●	Analyze. Often times marketers spend a large portion of their budget on marketing programs with little to no visibility into attributable sales. Our Recurrency solution allows for easy access to POS data enabling full attribution of our campaigns, along with potentially linking offline POS data to other forms of digital marketing such as connected rewards.
●	Motivating Consumers. We motivate consumers and employees through our Connected Rewards solution by powering and delivering real-world rewards for actions taken in a digital environment.

In the future, we intend to develop additional platform features with the goal of driving additional value by helping digital first businesses and brick and mortar brands acquire and engage customers in increasingly unique and valuable ways.

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

Our traditional loyalty marketing services are predominantly marketed and sold in the form of a recurring software licensing fee that is determined by desired features and the number of physical locations our customers would like to deploy the services in. For example, a customer who exclusively utilizes our SMS/MMS feature for one location will pay a much lower recurring licensing fee than a marketer who desires our full breadth of product features and needs to drive localized marketing campaigns across 500 locations in various cities or locales. Our Connected Rewards services are marketed and sold on unique fee-for action contracts such as a fee for downloading an app, or a fee for achieving a certain action in a digital app, or acquiring a loyalty member.

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

Our total engineering, research and development expenditures in 2023 and 2022 were $3,515,705 and $3,583,773, respectively.

Competition

Combining POS data, cognitive computing, and various marketing applications is relatively new. The majority of our competitors are start-ups or early stage growth companies helping to pioneer the technology necessary to power digital marketing in new, valuable, and attributable channels.

We believe that the key competitive factors that differentiate us from our competitors include:

●	Intellectual Property. We currently own nine patents that cover various approaches to facilitating SMS/MMS text messaging solutions and manipulating receipt content.

Customers

During the years ended December 31, 2023 and 2022 two customers accounted for 55% and 51% of our revenues, respectively.

Seasonality

Our business, as is typical of companies in our industry, is highly seasonal. This is primarily due to traditional marketing and advertising spending being heaviest during the holiday season, while brands, advertising agencies, mobile operators and media companies often close out annual budgets towards the end of the calendar year. Seasonal trends have historically contributed to, and we anticipate, will continue to contribute to fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

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

As of the date of this report we own nine patents. U.S. Patent numbers 7,991,388 B1 and 8,244,216 B1 were issued on August 2, 2011 and August 14, 2012, respectively. These patents cover a geo-bio-metric personal identification number, a service that authenticates a user from a feature phone or smart phone using a number of mobile attainable attributes: geolocation, facial image, accelerometer (which measures the physical orientation or movement of the device itself), and text messaging. The purpose of the geo-bio-metric PIN service is to authenticate a user while verifying the following: the user is currently using his or her other phone; the user is at the location that their phone is at; the user is not at another location and using their phone through a proxy; and an impostor is not using the phone. These patents will expire in May of 2031.

U.S. Patent numbers 8,463,306 and 8,818,434 were issued on June 11, 2013 and August 26, 2014, respectively. U.S. Patent 9,307,430 was issued on April 5, 2016. These patents cover a method and system for testing a SMS/MMS text messaging network. The method and system allows for real-time testing of the initiation and completion of SMS/MMS text messages and any delivery delays across the major American mobile phone carriers, and accurately measures the progress on SMS/MMS broadcasts and records when a broadcast has been completed. These patents will expire in May 2032.

U.S Patent number 9,495,671 was granted on November 15, 2016. U.S. Patent 9,727,853 was issued on August 8, 2017. These patents cover a system to generate value added messages on receipts printed by POS systems based on various rules determined by information conveyed on the purchase receipt such as location, time of day, or other purchase data. The patent application claims priority to a patent application filed in 2006. These patents will expire in March 2027.

U.S. Patent number 10,475,017 B2 was granted on November 12, 2019. This patent covers a POS terminal and a computer-readable storage medium that generates transaction information for a commercial transaction, the transaction information including customer information and purchase information. The POS terminal may generate nutritional information based on the purchase information. The POS terminal may send the customer information, the purchase information, and location information identifying a location of the POS terminal to an advertising server and may receive responsive advertising content from the advertising server. The POS terminal may print a receipt including the transaction information, the nutritional information, and the advertising content. These patents will expire in March 2027.

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

As of the date of this report, we own trademarks for Boomtext, SmartReceipt, Livelenz, and several trademarks from the Belly acquisition.

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

The principal laws and regulations that pertain to us and our customers in connection with their utilization of our platform, include:

●	Deceptive Trade Practice Law in the U.S. The FTC and state attorneys general are given broad powers by legislatures to curb unfair and deceptive trade practices. These laws and regulations apply to mobile marketing campaigns and behavioral advertising. The general guideline is that all material terms and conditions of the offer must be “clearly and conspicuously” disclosed to the consumer prior to the buying decision. The balancing of the desire to capture a potential customer’s attention, while providing adequate disclosure, can be challenging in the mobile context due to the lack of screen space available to provide required disclosures.
●	Behavioral Advertising. Behavioral advertising is a technique used by online publishers and advertisers to increase the effectiveness of their campaigns. Behavioral advertising uses information collected from an individual’s web-browsing behavior, such as the pages they have visited or the searches they have made, to select which advertisements to display to that individual. This data can be valuable for online marketers looking to personalize advertising initiatives or to provide geo-tags through mobile devices. Many businesses adhere to industry self-governing principles, including an opt-out regime whereby information may be collected until an individual indicates that he or she no longer agrees to have this information collected. The FTC and EU member states are considering regulations in this area, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our mobile advertising products and services. A few states have also introduced bills in recent years that would restrict behavioral advertising within the state. These bills would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. There have also been a large number of class action suits filed against companies engaged in behavioral advertising.
●	Behavioral Advertising-Privacy Regulation. Our business is affected by U.S. federal and state, as well as EU member state and foreign country, laws and regulations governing the collection, use, retention, sharing and security of data that we receive from and about our users. In recent years, regulation has focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an Internet Protocol (“IP”) address or a name. Although the mobile and Internet advertising privacy practices are currently largely self-regulated in the U.S., the FTC has conducted numerous discussions on this subject and suggested that more rigorous privacy regulation is appropriate, including regulation of non-personally identifiable information which could, with other information, be used to identify an individual. Within the EU, member state data protection authorities typically regard IP addresses as personal information, and legislation adopted recently in the EU requires consent for the placement of a cookie on a user device. In addition, EU data protection authorities are following with interest the FTC’s discussions regarding behavioral advertising and may follow suit by imposing additional privacy requirements for mobile advertising practices.
●	Marketing-Privacy Regulation. In addition, there are U.S. federal and state laws and EU member state and other country laws that govern SMS/MMS and telecommunications-based marketing, generally requiring senders to transmit messages (including those sent to mobile devices) only to recipients who have specifically consented to receiving such messages. U.S. federal, EU member state and other country laws also govern e-mail marketing, generally imposing an opt-out requirement for emails sent within an existing business relationship.
●	SMS/MMS and Location-Based Marketing Best Practices and Guidelines. We voluntarily comply with the guidelines of the Mobile Marketing Association, or MMA, a global association of 700 agencies, advertisers, mobile device manufacturers, wireless operators and service providers and others interested in the potential of marketing via the mobile channel. The MMA has published a code of conduct and best practices guidelines for use by those involved in mobile messaging activities. The guidelines were developed by a collaboration of the major carriers and they require adherence to them as a condition of service. We voluntarily comply with the MMA code of conduct, which generally require notice and user consent for delivery of location-based services. In addition, the Cellular Telephone Industry Association, or CTIA, has developed Best Practices and Guidelines to promote and protect user privacy regarding location-based services.
●	TCPA. The United States Telephone Consumer Protection Act, or TCPA, prohibits unsolicited voice and text calls to cell phones through the use of an automatic telephone-dialing system (“ATDS”) unless the recipient has given prior consent. The statute also prohibits companies from initiating telephone solicitations to individuals on the national Do-Not-Call list, and restricts the hours when such messages may be sent. Violations of the TCPA can result in statutory damages of $500 per violation (i.e., for each individual text message). U.S. state laws impose additional regulations on voice and text calls. We believe that our platform does not employ an ATDS within the meaning of the TCPA based on case law construing that term.
●	CAN-SPAM. The U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN SPAM Act, prohibits all commercial e-mail messages, as defined in the law, to mobile phones unless the device owner has given “express prior authorization.” Recipients of such messages must also be allowed to opt-out of receiving future messages the same way they opted-in. Senders have ten business days to honor opt-out requests. The FCC has compiled a list of domain names used by wireless service providers to which marketers may not send commercial e-mail messages. Senders have 30 days from the date the domain name is posted on the FCC site to stop sending unauthorized commercial e-mail to addresses containing the domain name. Violators are subject to fines of up to $6.0 million and up to one year in jail for some spamming activities. Carriers, the FTC, the FCC, and State Attorneys General may bring lawsuits to enforce alleged violations of the Act.

●	Communications Privacy Acts. Foreign and U.S. federal and state laws impose liability for intercepting communications while in transit or accessing the contents of communications while in storage. EU member state laws also require consent for our receiving this information, and if our carrier customers fail to obtain such consent we could be subjected to civil or even criminal penalties.
●	Security Breach Notification Requirements. EU member state laws require notice to the member state data protection authority of a data security breach involving personal data if the breach poses a risk to individuals. In addition, Germany enacted a broad requirement to notify individuals in the event of a data security breach that is likely to be followed by notification requirements to data subjects in other EU member states. In the U.S., various states have enacted data breach notification laws, which require notification of individuals and sometimes state regulatory bodies in the event of breaches involving certain defined categories of personal information. Japan and Uruguay have also enacted security breach notice requirements. This new trend suggests that breach notice statutes may be enacted in other jurisdictions, including by the U.S. at the federal level, as well.
●	Children. The Children’s Online Privacy Protection Act prohibit the knowing collection of personal information from children under the age of 13 without verifiable parental consent, and strictly regulate the transmission of requests for personal information to such children. Other countries do not recognize the ability of children to consent to the collection of personal information. In addition, it is likely that behavioral advertising regulations will impose special restrictions on use of information collected from minors for this purpose.
●	Data Privacy Acts. Individual states and countries have enacted or are moving forward with privacy compliance rules based on industry and types of data collected, such as the California Consumer Privacy Act (“CCPA”), Nevada’s Senate Bill 220 and the EU’s General Data Protection Regulation (“GDPR”). The acts provide residents the right to know what data is being collected about them and have access to it, whether that information is sold and the ability to refuse that data being sold, as well as the ability to opt out of its collection. Penalties for non-compliance vary by state and country, for instance the maximum penalty of the CCPA is $7,500 for intentional violations. The largest financial impact of CCPA on a business is the provisioning of the right of consumers to bring forward lawsuits. These situations may arise from instances where their “non-encrypted or non-redacted personal information” is breached, regardless of the harm done to the data. Under the CCPA, consumers can collect between $100 and $750 for each event. If the damages are greater than $750, then the consumer may receive even more.

Employees

As of April 12, 2024, we had 37 employees, consisting of 19 full-time in research and development, 15 full-time in sales and marketing, and 3 full-time in general and administrative.

Available Information

The Company maintains a website at www.mobivity.com, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act can be found.

Item 1A. Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2023, we had working capital deficit of $6,596,741.We raised $2.6 million in cash from the exercise of warrants in February 2022 and we raised $2.1 million in Private Placement funding in 2022 In addition, we raised $3.6 million from the exercise of warrants in the first quarter of 2023. While we believe that our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

The success of our business depends, in part, on wireless carriers continuing to accept our customers’ messages for delivery to their subscriber base. We depend on wireless carriers to deliver our customers’ messages to their subscriber base. Wireless carriers often impose standards of conduct or practice that significantly exceed current legal requirements and potentially classify our messages as “spam,” even where we do not agree with that conclusion. In addition, the wireless carriers use technical and other measures to attempt to block non-compliant senders from transmitting messages to their customers; for example, wireless carriers block short codes or Internet Protocol addresses associated with those senders. There can be no guarantee that we, or short codes registered to us, will not be blocked or blacklisted or that we will be able to successfully remove ourselves from those lists. Although our services typically require customers to opt-in to a campaign, minimizing the risk that our customers’ messages will be characterized as spam, blocking of this type could interfere with our ability to market products and services of our customers and communicate with end users and could undermine the effectiveness of our customers’ marketing campaigns. To date we have not experienced any material blocking of our messages by wireless carriers, but any such blocking could have an adverse effect on our business and results of operations.

We depend on third party providers for a reliable Internet infrastructure and the failure of these third parties, or the Internet in general, for any reason would significantly impair our ability to conduct our business. We outsource all of our data center facility management to third parties who host the actual servers and provide power and security in multiple data centers in each geographic location. These third-party facilities require uninterrupted access to the Internet. If the operation of our servers is interrupted for any reason, including natural disaster, financial insolvency of a third-party provider, or malicious electronic intrusion into the data center, our business would be significantly damaged. As has occurred with many Internet-based businesses, on occasion in the past, we have been subject to “denial-of-service” attacks in which unknown individuals bombarded our computer servers with requests for data, thereby degrading the servers’ performance. While we have historically been successful in relatively quickly identifying and neutralizing these attacks, we cannot be certain that we will be able to do so in the future. If either a third-party facility failed, or our ability to access the Internet was interfered with because of the failure of Internet equipment in general or we become subject to malicious attacks of computer intruders, our business and operating results will be materially adversely affected.

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

Our common stock may be considered to be a “penny stock” and, as such, any market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the salesperson working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Over the past year, our team has implemented, optimized, and matured our cybersecurity practices, aiming to meet all major industry benchmarks. Our goal is to safeguard our information systems and protect the confidentiality, integrity, and availability of both our and our customers’ data. This includes measures related to cybersecurity incidents, risk management, management roles, and governance.

1) Cybersecurity incidents: Our public-facing website complies with WCAG 2.2 level AA standards for accessibility. We manage various databases, including those on Amazon and Google Clouds, each with three sets of development, testing, and production environments. Our main data warehousing solutions is Amazon Redshift, complemented by Amazon S3 for object storage.

a)	To prevent unauthorized access, we have established a series of security gates across all production environments and instances
b)	Only two individuals have update access to production database instances, and a limited number of individuals have read-only access to personally identifiable information (PII) data
c)	In our cloud environments, 2-3 members of our Platform Engineering team have access to production and test instances, and logs are generated for any changes made

2) Risk Management: We maintain multiple AWS and Google Cloud environments, each with three sets of development, testing, and production environments. Our primary data warehousing solution is Amazon Redshift, while we use Amazon S3 Glacier for archival storage and Amazon S3 for object storage. We also employ Amazon Sagemaker for machine learning tasks and internally host Apache Superset on the AWS platform for data visualization.

a)	All environments are isolated using credentials and accounts
b)	We are following a plan to ensure scheduled patching, upgrades, and other maintenance occur every quarter. This includes updates for SQL databases and cloud instances
c)	We have the capability to search our logs for security incidents
d)	We are on schedule to monitor every public endpoint using a Web Application Firewall (WAF), ensuring that all traffic is logged with patterns to detect any suspicious behavior
e)	We aim to enable automatic processes to ensure no production data is changed without systematic audits
f)	The data visualization tool has login credentials with role-based access

3) Management’s Role: Our board of directors has ultimate oversight of cybersecurity risk. Our VP of Engineering and Platform Engineering Manager lead cybersecurity risk assessment and management efforts, collaborating closely with the interim CEO for guidance, strategic direction, alignment with business objectives, and environment.

a)	The Platform Engineering Manager has over 5 years of experience and holds a bachelor’s degree in computer science. The VP of Digital Engineering brings 19 years of expertise in digital transformations across various industries, holding leadership roles at Nordstrom, Walgreens, T-Mobile, and Sony PlayStation, with a Master’s degree in Business Administration from the University of Michigan
b)	We stay informed by utilizing online SOX and SOC II policy documents
c)	We have robust logging systems in place to monitor our systems, and our response plan includes promptly identifying the executives and parties affected

4) Governance: Our governance includes routing all production changes through approval processes and testing in the test environment before implementation in production.

a)	We adhere to SOX regulations to ensure proper documentation and signoffs for any production data alterations due to incorrect data entry
b)	In the event of changes, we document the reason for the update, the responsible individual, and the details of what was modified (both before and after). Additionally, all modifications undergo verification by at least one individual before and after the change
c)	The board holds oversight of the Company’s risks related to cybersecurity risks.

Our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Item 2. Properties.

We have a current lease that was entered into starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. The office space in Chandler has been a perfect size for a growing company, with an open concept to encourage collaboration.

Item 3. Legal Proceedings.

As of the date of this report, the company has one pending legal proceeding related to the TCPA (Telephone Consumer Protection Act) Violation. This is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Florida Telephone Solicitation Act, Fla. Stat. §501.059 (“FTSA”). The defense of the matter was tendered to the Company by its client, Sonic Industries, Inc., and our firm is managing the defense of the matter. The Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter. The discovery process has not begun so it is not possible at this time to calculate an accurate assessment of the Company’s exposure.

Management believes that there is no other pending litigation of which the resolution or settlement will have a material adverse effect on the results of operations or liquidity of the Company.

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

Holders of Record

As of April 13, 2023, there were 148 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2023 or 2022.

Item 6. [Reserved]

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

Overview

Mobivity Holdings Corp. (the “Company” or “we”) is in the business of developing and operating proprietary platforms through which brands and enterprises can conduct national and localized, data-driven marketing campaigns.

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

The Company’s Recurrency platform enables multi-unit retailers to leverage the power of their own data to yield maximum customer spend, frequency and loyalty while achieving the highest ROMS possible. Recurrency powers Connected Rewards transactions and allows us to offer unique and attributable programs delivering real world rewards to consumers for actions taken in a digital environment.

To date, our Connected Rewards programs have been delivered primarily in 3 ways. First, through utilizing brands’ owned loyalty channels like text and email. In these programs, brands will send offers to their loyalty customers incentivizing them to download an app or sign up for a digital service by rewarding them with a free or discounted product at their brand. Second, through placements in brand-owned apps. These placements incentivize download of digital apps or services with loyalty points or discounts on products at their brand. These programs are long term contracts and placements of an advertising unit in the brand owned app. Third, delivering free or discounted products for actions taken in a digital environment. An example of these programs is that a user could earn a free cheeseburger or discount on gas for achieving a certain level in a mobile casual game.

Recent Events

Secured Notes 2023

During the year ended December 31, 2023, we issued to one of our directors, secured notes in the principal aggregate amount of $700,000, that was rolled into the Credit Facility, which are due and payable in 24 equal payments beginning January 31, 2023 (the “2022 Secured Notes”) The 2022 Secured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2023, we have $5,873,125 as a remaining balance of the 2022 Secured Notes and accrued interest of $812,928. A total of $391,319 of accrued interest was settled into 362,335 shares of common stock and the Company recorded a loss on debt settlement of interest payable $10,315. A total of $425,502 in accrued interest was accrued for the third and fourth quarter of 2023 and recorded to equity payable.

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

The foregoing descriptions of the A&R Credit Agreement and Convertible Note does not purport to be complete and are qualified in its entirety by reference to the A&R Credit Agreement and Convertible Note, which were filed with the United States Securities and Exchange Commission (the “SEC”) as Exhibits 10.1 and 10.2 respectively, to the Company’s Current Report on Form 8-K dated November 11, 2022, and Amendment No. 1 to the A&R Credit Agreement and Convertible Note filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2023.

Unsecured Promissory Notes 2022

During the year ended December 31, 2023, we issued to Talkot Capital LLC, unsecured notes in the principal aggregate amount of $ 271,875, which are due and payable two years after issuance (the “2022 Unsecured Notes”). The 2022 Unsecured Notes bear interest on the unpaid balance at the rate of fifteen percent (15%) per annum. The Company may prepay the advances and accrued interest, in whole or in part, without notice, penalty or charge. As of December 31, 2023, we have $271,875 as a remaining balance of these 2023 Unsecured Notes issued to Talkot Capital and accrued interest of $0. A total of $10,352 of interest was converted into 9,585 shares of common stock and the Company recorded a loss on settlement of interest payable of $542.A total of $20,617 was accrued and recorded to equity payable.

2023 Warrant Exercises

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

During August and September of 2023, a total of 18 warrant holders exercised their common stock purchase warrant for 1,960,976 shares at the exercise price of $.82 per share, resulting in additional capital of $1,608,000. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 3,921,952 new warrants to purchase common stock at $.82 per share over a one and three-year period expiring between August and September 2026. The Company recorded $1,146,562 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 63% and 73% and an option fair value of between $0.21 and $0.40.

2023 Convertible Notes

During the third quarter of 2023, the Company issued Convertible Notes to five related parties in the amount of $2,000,000. In addition, the Company issued Convertible Notes to 10 shareholders in the amounts of $250,000. Principal and accrued interest payments are due in full on three years from the date they are funded under the Convertible Note. The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”). For value received the shareholders received 666,668 warrants to purchase common shares at and exercise price of $0.60 per share over a three year period ending November 10, 2026.

Results of Operations and Financial Conditions

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the twelve months ended December 31, 2023 were $6,977,696, a decrease of $556,216, or 7.4%, compared to $7,533,912 for the twelve months ended December 31, 2022. This decrease is primarily due to the decrease in special projects revenue.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2023 was $5,129,627, a decrease of $198,856, or 3.7%, compared to $5,328,483 for the twelve months ended December 31, 2022. This decrease is primarily due to temporary guaranteed audience costs associated with increasing our key customer’s messaging database.

The gross profit margin was 26.5% and 29.2% for the twelve months ended December 31, 2023 and 2022, respectively. Lower gross profit margin in 2023 is primarily due to a decrease in special projects revenue.

Bad Debt

Bad Debt expense for the twelve months ended December 31, 2023 was $18,060 a decrease of $22,323, or 55.3%, compared to $40,383 for the twelve months ended December 31, 2022. This decrease is due primarily to a decrease in our bad debt allowance.

General and Administrative

General and administrative expenses consist primarily of administrative salaries and personnel related expenses, legal fees, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2023 were $6,406,512, an increase of $2,099,583, or 48.7%, compared to $4,306,929 for the twelve months ended December 31, 2022. The increase in general and administrative expense was primarily due an increase in share based expense from the two warrant issuances during the year.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2023 were $2,735,062, an increase of $118,466, or 4.5%, compared to $2,616,596 for the twelve months ended December 31, 2022. The increase in 2023 was primarily due to an increase in software and payroll expense.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2023, were $3,515,705, an increase of $455,676 or 14.9%, compared to $3,060,029 for the twelve months ended December 31, 2022. The increase in 2023 was primarily due to an increase in payroll expense.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2023, were $178,746 a decrease of $261,580, or 59.4%, compared to $440,326 for the twelve months ended December 31, 2022. This decrease is primarily attributable to the decrease in amortized assets.

Intangible Asset Impairment

Intangible Asset Impairment expenses for the twelve months ended December 31, 2023 were $0, a decrease of $552,476, compared to $552,476 for the twelve months ended December 31, 2022.

Goodwill Impairment

Goodwill Impairment expenses for the twelve months ended December 31, 2023 were $0, a decrease of $411,183 compared to $411,183 for the twelve months ended December 31, 2022.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2023 was $1,027,682, an increase of $289,937, or 39.3%, compared to $737,745 for the twelve months ended December 31, 2022. The increase is primarily attributable to the increased principal on short- and long-term borrowings during the year.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the twelve months ended December 31, 2023 were $19,250, a decrease of $34,250 or 69.2%, compared to $53,500 in the twelve months ended December 31, 2022. The decrease is due to a decrease in the number of TCPA claim settlement payments.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the twelve months ended December 31, 2023 was $10,857 and $49,503, respectively.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2023 and 2022 was $1 Canadian equals $0.74 and $0.77 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $394 and a gain of $2,119 for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have $416,395 of cash as of December 31, 2023. We had a net loss of $12.1 million for the year ended 2023, and we used $8.2 million of cash in our operating activities during 2023. In addition, we raised $5.2 million during two warrant conversion fundings during 2023. We raised $3.0 million in cash Convertible Notes issued during the fourth quarter of 2023.Our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by selling shares of capital stock or other equity or debt securities. In addition we currently have an additional $126,875 available on our current line of credit. We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Any future financing may involve substantial dilution to existing investors.

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

Cash Flows

	For the Year Ended
	December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,067,469)	$(6,688,551)
Investing activities	(16,255)	(30,269)
Financing activities	8,090,492	6,456,410
Effect of foreign currency translation on cash flow	(15,707)	(46,274)
Net change in cash	$(8,939)	$(308,684)

Operating Activities

We incurred a net loss in operating activities totaling $8,067,469 in 2023 and $6,688,551 in 2022, respectively. The increase in net loss in operating activities in 2023 compared to 2022 was due primarily to the costs associated with the March 2022 warrant conversion, and an increase in interest.

Investing Activities

Investing activities during twelve months ended December 31, 2023, include $16,255 of equipment purchases compared to $13,087 in twelve months ended December 31, 2022. In addition, there was $0 in capitalized software development costs in the twelve months ended December 31, 2023 compared to $12,030 in the twelve months ended December 31, 2022

Financing Activities

Financing activities for 2023 include net proceeds from conversion of common stock warrants of $5,195,487, proceeds from related party notes payable of $2,700,000 and $250,000 in proceeds from convertible notes, offset by payments on notes payable of $54,995.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made, Including those related to share-based compensation. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. See Note 2 in Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” in this Form 10-K for additional information about these critical accounting policies and estimates, as well as a description of our other accounting policies and estimates.

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

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under ASC 606 (as defined below), revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and are collected by credit card or electronic funds transfer. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the years ended December 31, 2023 and 2022 two customers accounted for 55% and 51% of our revenues, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mobivity Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

April 16, 2024

Firm ID 2738

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$416,395	$426,740
Accounts receivable, net of allowance for doubtful accounts of $16,107 and $34,446, respectively	876,465	1,081,183
Other current assets	135,916	195,017
Total current assets	1,428,776	1,702,940
Right to use lease assets	770,623	981,896
Intangible assets, net	65,916	194,772
Other assets	69,036	137,917
TOTAL ASSETS	$2,334,351	$3,017,525
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,372,141	$3,412,612
Accrued interest	21,474	443,448
Accrued and deferred personnel compensation	272,247	569,347
Deferred revenue and customer deposits	155,472	902,727
Related party notes payable, net - current maturities	3,072,500	2,711,171
Notes payable, net - current maturities	7,154	32,617
Operating lease liability	276,072	251,665
Other current liabilities	248,434	49,541
Total current liabilities	7,425,494	8,373,128

Non-current liabilities
Related party notes payable, net - long-term	4,413,987	2,481,290
Notes payable, net - long-term	265,959	31,092
Operating lease liability	660,852	936,924
Total non-current liabilities	5,340,798	3,449,306
Total liabilities	12,766,292	11,822,434
Commitments and Contingencies (See Note 13)
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 61,311,155 and 55,410,695, shares issued and outstanding	67,950	61,311
Equity payable	989,947	324,799
Additional paid-in capital	118,624,601	108,806,353
Accumulated other comprehensive income (loss)	(153,831)	(100,963)
Accumulated deficit	(129,960,608)	(117,896,409)
Total stockholders’ equity (deficit)	(10,431,941)	(8,804,909)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,334,351	$3,017,525

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2023	2022
Revenues
Revenues	$6,977,696	$7,533,912
Cost of revenues	5,129,627	5,328,483
Gross profit	1,848,069	2,205,429
Operating expenses
Bad Debt	18,060	40,383
General and administrative	6,406,512	4,306,929
Sales and marketing	2,735,062	2,616,596
Engineering, research, and development	3,515,705	3,060,029
Goodwill Impairment	—	411,183
Intangible asset impairment	—	552,476
Depreciation and amortization	178,746	440,326
Total operating expenses	12,854,085	11,427,922
Loss from operations	(11,006,016)	(9,222,493)
Other income/(expense)
Interest expense	(1,027,682)	(737,745)
Settlement Losses	(19,250)	(53,500)
Loss on settlement of debt	(10,857)	(49,503)
Foreign currency gain (loss)	(394)	2,119
Total other income (expense)	(1,058,183)	(838,629)
Loss before income taxes	(12,064,199)	(10,061,122)
Income tax expense	—	—
Net Loss	(12,064,199)	(10,061,122)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(52,868)	(48,875)
Comprehensive loss	$(12,117,067)	$(10,109,997)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.17)
Weighted average number of shares:
Basic and Diluted	65,822,081	59,241,798

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock			Additional	Accumulated Other		Total
	Shares	Dollars	Equity Payable	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2021	55,410,695	$55,411	$100,862	$102,446,921	$(52,088)	$(107,835,287)	$(5,284,181)
Issuance of common stock for warrants exercised	3,188,190	3,188	—	2,547,364	—	—	2,550,552
Issuance of common stock for debt settlement	—	—	—	—	—	—	—
Issuance of stock for PIPE financing	2,562,500	2,562	—	2,047,438	—	—	2,050,000
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	149,770	150	223,937	164,021	—	—	388,108
Fair value of options issued with related party debt	—	—	—	143,039	—	—	143,039
Stock based compensation	—	—	—	1,457,570	—	—	1,457,570
Foreign currency translation adjustment	—	—	—	—	(48,875)	—	(48,875)
Net loss	—	—	—	—	—	(10,061,122)	(10,061,122)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrants exercised	5,548,463	5,548	—	5,189,939	—	—	5,195,487
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	545,079	546	665,148	646,071	—	—	1,311,765
RSU’s issued - termination of a director’s service	545,012	545	—	(545)	—	—	—
Fair value of options issued with related party debt	—	—	—	528,531	—	—	528,531
Warrant Inducement for warrant conversion	—	—	—	2,502,575	—	—	2,502,575
Stock based compensation – Emplyees	—	—	—	691,674	—	—	691,674
Stock based compensation - Directors	—	—	—	260,007	—	—	260,007
Foreign currency translation adjustment	—	—	—	—	(52,868)	—	(52,868)
Net loss	—	—	—	—	—	(12,064,199)	(12,064,199)
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(12,064,199)	$(10,061,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	18,060	40,383
Loss on settlement of debt -Related Party	10,857	49,503
Stock-based compensation	3,454,252	1,457,570
Intangible Asset Impairment	—	552,476
Goodwill Impairment	—	411,183
Depreciation and amortization expense	178,746	440,326
Amortization of debt discount	136,448	122,258
Increase (decrease) in cash resulting from changes in:
Accounts receivable	186,659	(543,263)
Other current assets	59,101	32,102
Operating lease assets/liabilities	(40,392)	(23,599)
Other assets	—	(31)
Accounts payable	(40,471)	(411,297)
Accrued interest	878,932	609,814
Accrued Professional Fees	—	148,402
Accrued and deferred personnel compensation	(297,100)	(79,283)
Other liabilities - current	198,893	40,470
Deferred revenue and customer deposits	(747,255)	525,557
Net cash used in operating activities	(8,067,469)	(6,688,551)
INVESTING ACTIVITIES
Purchases of equipment	(16,255)	(17,182)
Cash paid for patents	—	—
Capitalized software development costs	—	(13,087)
Net cash used in investing activities	(16,255)	(30,269)
FINANCING ACTIVITIES
Payments on Notes Payable	(54,995)	(39,142)
Proceeds from Notes Payable	250,000	—
Proceeds from related party notes payable	2,700,000	1,895,000
Proceeds from conversion of common stock warrants	5,195,487	2,550,552
Processed from PIPE Funding	—	2,050,000
Net cash provided by financing activities	8,090,492	6,456,410

Effect of foreign currency translation on cash flow	(17,113)	(46,274)

Net change in cash	(10,345)	(308,684)
Cash at beginning of period	426,740	735,424
Cash at end of period	$416,395	$426,740
Supplemental disclosures:
Cash paid during period for:
Interest	$—	$68,389
Non-cash investing and financing activities:

Non cash investing and financing activities:
Debt Discount on Related Party Debt	$493,024	$262,658
Debt Discount on Notes Payable	$35,507	—
Fixed Assets contribution by lessor	$—	$110,000
Refinancing of debt-related party	$—	$43,750
Initial ROU and asset lease liabiltiy	$—	$1,458,527
Shares Issued for settlement of debt - related party	$442,660	$—
Interest Issued as Stocks Payable	$889,085	$—
RSU’s issued upon termination	$545	$—

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

We’re living in a data-driven economy. In fact, by 2003 — when the concept of “big data” became common vernacular in marketing as much data was being created every two days as had been created in all of time prior to 2003. Today, Big Data has grown at such a rate that 90% of the world’s data has been created in the past two years. Unfortunately, despite there being so much data accumulated, only one percent of data is being utilized today by most businesses.

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

As of December 31, 2023 and 2022, we recorded an allowance for doubtful accounts of $16,107 and $34,446, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2023, we had three customers whose balance represented 73% of total accounts receivable. As of December 31, 2022, we had four customers whose balance represented 86% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2023 and 2022. As a result of these tests, we had total impairment charges of $0 and $411,183 as of December 31, 2023 and 2022, respectively

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company’s evaluation of its long-lived assets resulted in $0 and $552,476 of intangible impairment expense during the years ended December 31, 2023 and December 31, 2022.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $0 for the year ended December 31, 2023 and $0 for the year ended December 31, 2022.

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

During the years ended December 31, 2023 and 2022, three customers accounted for 66% and 51% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the twelve months ended December 31, 2023 and 2022, the comprehensive loss was $12,117,068 and $10,109,997 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $304,296 and $377,201 for the years ended December 31, 2023 and 2022, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $63,969 and $101,044 of expense related to those activities for the years ended December 31, 2023 and 2022, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2023 and 2022 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2023	2022
Outstanding employee options	7,297,355	6,246,466
Outstanding restricted stock units	1,799,025	1,685,141
Outstanding warrants	10,163,222	3,246,690
	19,259,602	11,178,297

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

3. Going Concern

We have $416,395 of cash as of December 31, 2023. We had a net loss of $12.1 million for the year ended 2023, and we used $8.1 million of cash in our operating activities during 2023. In addition, we raised $5.2 million during two warrant conversion fundings during 2023. We raised $3.0 million in cash Convertible Notes issued during 2023. We raised an additional $2.5 million from the issuance of convertible notes in 2024. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $129,960,608 as of December 31, 2023. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill and impairment for the years ended December 31, 2023 and 2022:

Goodwill
December 31, 2021	$411,183
Acquired	—
Impairment	(411,183)
December 31, 2022	—
Acquired	—
Impairment	—
December 31, 2023	$—

We conducted our annual impairment test of goodwill as of December 31, 2023 and 2022, which resulted in impairment charges of $0 and $411,183 respectively.

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$63,895	$(10,232)	$53,663	14	$105,543	$(47,948)	$57,595	14
Customer and merchant relationships	545,533	(539,395)	6,138	10	2,321,112	(1,775,579)	545,533	10
Trade name	32,393	(30,784)	1,609	10	197,955	(165,562)	32,393	10
Acquired technology	112,191	(112,191)	—	10	621,030	(508,839)	112,191	10
Non-compete agreement	29,212	(29,212)	—	2	79,300	(50,088)	29,212	2
	$776,924	$(721,814)	$61,409		$3,324,940	$(2,548,016)	$776,924

During the years ended December 31, 2023 and 2022, we recorded amortization expense related to our intangible assets of $36,327 and $133,010, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2023 and 2022, we recorded impairment of $0 and $552,476 respectively related to our intangible assets.

Expected future intangible asset amortization as of December 31, 2023 is as follows:

Year ending December 31,	Amount
2023	$12,639
2024	4,891
2025	4,891
2026	4,891
2027	4,891
Thereafter	29,206
Total	$61,409

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

The following table presents details of our software development costs for the years ended December 31, 2023 and 2022:

December 31, 2023				December 31, 2022
Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,578,611	$(2,574,105)	$4,506	2	$2,565,525	$(2,217,729)	$347,796	2
$2,578,611	$(2,574,105)	$4,506		$2,565,525	$(2,217,729)	$347,796

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2023 and 2022, we capitalized $0 and $13,087 respectively of software development. We recorded amortization expense for software development costs of $98,828 and $257,548, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2023 and 2022, we recorded impairment charges of $0 and $0, respectively related to our software development costs.

The estimated future amortization expense of software development costs as of December 31, 2023 is as follows:

Year ending December 31,	Amount
2024	4,506
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$4,506

6. Operating Lease Assets

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2022:

Leases	Classification	Balance at December 31, 2023
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	770,623
Total lease assets		$770,623

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$276,072
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$660,852
Total lease liabilities		$936,924

During the year ended December 31, 2023, we recorded amortization expense of $358,240 and during the year ended December 31, 2022, we recorded a credit to amortization expense of $2,896 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $355,343 and $371,213 for the years ended December 31, 2023 and 2022, respectively.

We entered into our current lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease includes a 50% abatement period. An operating lease asset and liability will be recorded when the lease commences in accordance with Topic 842.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2024	$330,894
2025	337,568
2026	344,241
2027	28,733
2028	—
Thereafter	—
Total future lease payments	1,041,436
Less: imputed interest	(104,512)
Total	$936,924

Weighted Average Remaining Lease Term (years)
Operating leases	3.08

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Related Party Notes Payable

The following table presents details of our notes payable as of December 31, 2023 and 2022:

Facility	Maturity	Interest Rate	December 31, 2023	December 31, 2022
ACOA Note	February 1, 2024	—	7,154	34,231
TD Bank	December 31, 2022	—	—	29,478
Converible Notes	various	8%	215,959	—
Related Party Notes	various	15%	7,536,487	5,192,461
Total Debt			7,759,600	5,256,170
Less current portion			(3,079,654)	(2,743,788)
Long-term debt, net of current portion			$4,679,946	$2,512,382

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2024	$3,079,654
2025	2,613,987
2026	2,065,959
2027	—
2028	—
Thereafter	—
Total future debt payments	7,759,600

ACOA Note

On November 6, 2017, Livelenz, entered into an amendment of the original agreement dated December 2, 2014 with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement the note will mature without interest and repayments began on June 1, 2016, while the commitments terminated on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, and increased to $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022 and $2,215 CAD for the remaining term of the agreement.

During the twelve months ended December 31, 2023 $36,960.55 CAD in principle was paid toward the ACOA loan.

TD Bank Loan

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until December 31, 2023. On December 29, 2023 the loan amount of $40,000 CAD was paid in full.

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

On October 3, 2023, the Company took a draw of an additional $300,000 under the Credit Agreement.

During the twelve months ended December 31, 2023, a total of $812,928 of interest was accrued by the company. Interest payable of $391,139 to Thomas Akin was then surrendered to be converted and exchanged for the issuance of 362,335 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $10,315 and amortized discount expense of $112,114.

A total of $425,502 in accrued interest was accrued for the third and fourth quarter of 2023 and recorded to equity payable.

During the twelve months ended December 31, 2023, the Company issued warrants to purchase an aggregate of 121,808 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $68,428 using the Black-Scholes option valuation model as of September 30, 2023.

As of December 31, 2023, the Company had drawn a total of $5,873,125 and we have accrued interest of $0, $812,711 of interest payable was recorded to equity payable and a discount balance of $182,212.

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

As of December 31, 2023, the Company had a principal balance of $271,875, and accrued interest of $76,147, that was recorded to Equity Payable. A total of $20,504 of accrued interest was converted into 18,987 shares of common stock and the Company recorded a loss on settlement of interest payable of $542.

Convertible Notes

During fourth quarter 2023 the Company issued 8 Convertible Notes payable to related parties for $2,000,000. As an inducement we issued 3,333,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During fourth quarter 2023 the Company issued 10 Convertible Notes payable to related parties for $250,000. As an inducement we issued 416,667 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”)

As of December 31,2023 the Convertible Notes issued to related parties had a principal balance of $2,250,000 and accrued interest of $21,956. A debt discount expense of $493,024 was recorded in connection to the warrants issued to related parties. A debt discount expense of $35,507 was recorded in connection with warrants issued to shareholders.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Interest expense	$1,027,682	$737,745
Total interest expense	$1,027,682	$737,745

8. Common Stock and Equity Payable

Common Stock

2023

As of December 31, 2023, we had an equity payable balance of $989,947. These share consist of $889,085 interest payable to be settled into 1,007,631 shares and $100,862 in RSU’s payabte of 93,390 shares.

During the year ended December 31, 2023, the Company issued 5,548,463 shares for warrants converted, and 545,079 shares for settlement of interest payable, based. In addition 545,079 where issued at par value, due to expense recognition in previous years, for RSU issued on termination of a directors service.

2022

During December 31, 2022, the Company recorded stock-based compensation expense of $260,010 related to restricted stock units for members of our board of directors.

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

9. Stock-based Plans and Stock-based Compensation

Stock-based Plans

We have the 2010 Incentive Stock Option Plan, the 2013 Incentive Stock Option Plan, the 2016 Stock Incentive Plan and the 2022 Equity Incentive Plan under which we have granted stock options to our directors, officers and employees. As of December 31, 2023, 7,297,355 shares were authorized under the plans and 30,056,707 shares were available for future grant.

We believe that such awards better align the interests of our directors, officers and employees with those of our shareholders. Option awards are generally granted with an exercise price that equals the fair market value of our stock at the date of grant. These option awards generally vest based on four years of continuous service and have 10-year contractual terms.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,246,466	$1.20	7.17	$4,056,639
Granted	1,375,000	$1.02	—	$—
Exercised	—	$—	—	$—
Forfeit/canceled	(330,623)	$1.09	—	$—
Expired	(599,627)	$0.98	—	$—
Outstanding at December 31, 2022	6,691,216	$1.19	5.86	$2,086,829
Granted	2,678,500	$0.79	—	$—
Exercised	—	$—	—	$—
Forfeit/canceled	(329,893)	$1.54	—	$—
Expired	(1,742,468)	$1.72	—	$—
Outstanding at December 31, 2023	7,297,355	$0.90	7.28	$6,567,620

Expected to vest at December 31, 2023	3,486,670	$0.91	5.13	$3,172,870
Exercisable at December 31, 2023	3,486,670	$0.91	5.13	$3,172,870
Unrecognized expense at December 31, 2023	$2,180,739

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2023, options to purchase 4,057,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2023 and 2022 was $0.90 and $1.19, respectively.

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

On December 14, 2022, the Company granted one employee 180,000 options to purchase shares of the Company’s common stock at the closing price as of December 14, 2022, of $1.44 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until September 29, 2032. The total estimated value using the Black-Scholes Model, based on a volatility rate of 75.76% and an option fair value of $1.039857 was $187,174.

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

On November 30, 2023, the Company granted five employees 33,500 options to purchase shares of the Company’s common stock at the closing price as of November 30, 2023 of $0.3505 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until November 30, 2033. The total estimated value using the Black-Scholes Model, based on a volatility rate of 83.03% and an option fair value of $0.295407 was $9,896.

In the twelve months ended December 31, 2023 we had a total stock-based compensation expense of $691,674, this is comprised of $260,007 in restricted stock unit compensation expense, and $2,502,571 of stock-based compensation expense in connection with the exercise of investor-based warrants

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended
	December 31,
	2023	2022
General and administrative	$161,593	$262,060
Sales and marketing	359,253	113,838
Engineering, research, and development	170,828	211,712
	$691,674	$587,610

As of December 31, 2023, there was approximately $2,180,739 of unearned stock-based compensation that will be expensed from 2024 through 2028. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022
Risk-free interest rate	0.34% to 0.44%	0.25% to 0.38%
Expected life (years)	7.00	7.00
Expected dividend yield	—	—
Expected volatility	72.88% to 83.03%	72.33% to 76.15%

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

The expected volatility in 2023 and 2022 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,685,141	$1.18	—	$1,180,407
Awarded	244,792	$1.06	—	$260,579
Outstanding at December 31, 2022	1,929,933	$1.04	—	$2,018,811
Awarded	414,104	$0.63	—	$260,886
Released	(545,012)	$1	—	$(588,613)
Outstanding at December 31, 2023	1,799,025	$0.94	—	$1,691,084

Vested at December 31, 2023	1,799,025	$—	—	$1,691,084
Unvested at December 31, 2023	—	$—	—	$—
Unrecognized expense at December 31, 2023	$—

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

2023

On March 31, 2023, the Company granted four independent directors a total of 61,342 restricted stock units. The units were valued at $65,002 or $1.05 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

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

On September 30, 2023, the Company granted four independent directors a total of 101,564 restricted stock units. The units were valued at $65,001 or $.64 per share, based on the closing stock price on the date of the grant. All units vest immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30,2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 31, 2023 the Company granted four independent directors a total of 171,056 restricted stock units. The units were valued at $65,001 or $.38 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 31, 2025, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the twelve months ended December 31, 2023, the company recorded $260,007 in restricted stock units as board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2023 and 2022 was as follows:

	Years Ended
	December 31,
	2023	2022
General and administrative	$260,007	$260,010
Sales and Marketing	—	—
	$260,007	$260,010

10. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	3,246,690	$2.26	3.59
Granted	6,089,398	$—	—
Exercised	(3,188,190)	$—	—
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	9,563,787	$—	—
Exercised	(5,548,463)	$—	—
Outstanding at December 31, 2023	10,163,222	$0.94	2.48

We did record stock-based compensation expense of $2,502,570 and $609,950 for the years ended December 31, 2023 and 2022, respectively in connection with the exercise of investor-based warrants.

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

Warrants Exercised in 2023

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

During the fourth quarter, 15 warrant holders were issued 3,749,999 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,250,000. The Company recorded $471,425 of stock-based expense related to warrants issued during the warrant conversion offer on September 6, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 72% and an option fair value of $0.2922.

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

For the years ended December 31, 2023 and 2022 the provisions for income taxes were as follows:

	2023	2022
Federal – current	$—	$—
State – current	—	—
Foreign – current	—	—
Total	$—	$—

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforwards	$14,597,000	$19,791,000
Stock based compensation	5,747,000	4,781,000
Accrued compensation	235,000	231,300
Depreciation and amortization	2,674,070	3,305,000
Other	—	—
Total deferred tax assets	23,253,000	28,108,300
Valuation allowance for net deferred tax assets	(23,253,000)	(28,108,300)
Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2023 and 2022 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2023 was an increase of approximately $4,855,300. The net change in the total valuation allowance for the year ended December 31, 2022 was an increase of approximately $2,479,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2023, the Company has available net operating loss carryforwards of approximately $60,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $57,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Computed expected tax expense	$(2,533,000)	$(2,088,000)
State taxes, net of federal benefit	2,014,000	(1,030,000)
Expiration of NOL carryforwards	44,000	(684,000)
Other	2,253,000	101,000
Change in valuation allowance	(1,778,000)	3,701,000
Total	$—	$—

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2023, no accrued interest or penalties are recorded in the financial statements.

12. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	—	$—
Intangibles, net (non-recurring)	$—	$—	$65,916	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	—	$—
Intangibles, net (non-recurring)	$—	$—	$194,772	$—

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

13. Commitments and Contingencies

Litigation

Marina Soliman v. Subway Franchisee Advertising Fund Trust, LTD, Second Circuit Court of Appeals, Case No. 22-1726 – this is putative class action alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The district court granted the defendant’s motion to dismiss, and our firm took over the defense of the matter after it was fully-briefed in the Court of Appeals. The matter has been under submission with the Court since October 24, 2023. In the event that the Court reverses and remands the matter, the Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter.

Operating Lease

We entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. As of December 31, 2023, we have an operating lease asset balance for this lease of $770,623 and an operating lease liability balance for this lease of $936,924 recorded in accordance with ASC 842.

14. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2023 and 2022, the Company made no contributions to the Plan.

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

On October 3, 2023, the Company took a draw of an additional $300,000 under the Credit Agreement.

During the twelve months ended December 31, 2023, a total of $812,928 of interest was accrued by the Company. Interest payable of $391,139 to Thomas Akin was then surrendered to be converted and exchanged for the issuance of 362,335 shares of restricted common stock. The company recorded a loss of settlement of interest payable of $10,315 and amortized discount expense of $112,114. A total of $425,502 in accrued interest was accrued for the third and fourth quarter of 2023 and recorded to equity payable.

During the twelve months ended December 31, 2023, the Company issued warrants to purchase an aggregate of 121,808 shares of its common stock at the stated exercise price per share in connection with the issuance of funds under the Credit Agreement. The estimated aggregate fair value of the warrants issued is $68,428 using the Black-Scholes option valuation model as of September 30, 2023.

As of December 31, 2023, the Company had drawn a total of $5,873,125 and we have accrued interest of $0, $812,711 of interest payable was recorded to equity payable and a discount balance of $182,212.

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

As of December 31, 20232, the Company had a principal balance of $271,875, and accrued interest of $76,147, that was recorded to Equity Payable. A total of $20,504 of accrued interest was converted into 18,987 shares of common stock and the Company recorded a loss on settlement of interest payable of $542.

Related Party Convertible Notes

During the fourth quarter of 2023 the Company issued eight Convertible Notes payable to related parties for $2,000,000. As an inducement we issued 3,333,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

As of December 31,2023 the Related Party Convertible Notes had a principal balance of $2,000,000 and accrued interest of $20,644.

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

16. Subsequent Events

Convertible Notes

During January 2024, the Company issued three Convertible Notes to Thomas B. Akin for a total amount of $875,000.

During February 2024, the Company issued three Convertible Notes to Thomas B. Akin for a total amount of $650,000.

During March 2024, the Company issued two Convertible Notes to Thomas B. Akin for a total amount of $425,000.

During April 2024, the Company issued two Convertible Notes to Thomas B. Akin for a total amount of $ 550,000.

All Convertible Notes accrue 8% interest and are due three years from issuance.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2023 and 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the 2024 information statement for our (the “2024 Information Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the SEC within 120 days after December 31, 2023.

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

Based upon a review of forms filed and information provided by the Company’s officers and directors, we believe that all Section 16(a) reporting requirements were met during fiscal year end 2023.

Item 11. Executive Compensation

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Information Statement or, alternatively, in the Form 10-K/A, which we plan to file with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Information Statement or in the Form 10-K/A, which we plan to file with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Information Statement or in the Form 10-K/A, which we plan to file with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Information Statement or in the Form 10-K/A, which we plan to file with the SEC within 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following Consolidated Financial Statements of Mobivity Holdings Corp. appear beginning on page 22 herein:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
●	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (1)
3.2	Bylaws (2)
3.3	Amendment No. 1 to Bylaws (3)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
4.1	Description of Capital Stock (9)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (6) **
10.3	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank (7)
10.4	Employment Agreement dated December 7, 2020 with Lisa Brennan* **
10.5	Mobivity Holdings Corp. 2016 Stock Incentive Plan* **[A1]
10.6	Mobivity Holdings Corp. 2022 Equity Incentive Plan (10) **
10.7	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Director Form)*
10.8	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.9	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Director Form)*
10.10	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.11	Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between Mobivity Holdings Corp. and Thomas B. Akin (11)
10.12	Convertible Note, dated as of November 15, 2022 (11)
10.13	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin (12)
10.14	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 (13)
10.15	Form of New Warrant issued March 16, 2023 (13)
21.1	List of Subsidiaries (7)
31.1	Certification of Principal Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Certification of Principal Chief Executive Officer, and Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements*
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 15, 2022
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 15, 2019
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed March 30, 2022
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 22, 2022
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed November 17, 2022
(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed February 6, 2023
(13)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed March 16, 2023

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 16, 2024	MOBIVITY HOLDINGS CORP.

/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Akin	Chairman of the Board (Principal Executive Officer)	April 16, 2024

/s/ Skye Fossey-Tomaske	Interim Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	April 16, 2024

/s/ Philip Guarascio	Director	April 16, 2024

/s/ Ben Weinberger	Director	April 16, 2024

/s/ Doug Schneider	Director	April 16, 2024

/s/ Dennis Becker	Director	April 16, 2024

-48-