Form 10-K/A
period 2023-12-31
MOBIVITY HOLDINGS CORP.
filed 2024-04-29
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 29, 2024, the registrant had 67,949,709 shares of common stock issued and outstanding.

Auditor Name:	Auditor Location:	Auditor Firm ID:
M&K CPAS, PLLC	The Woodlands, TX	2738

EXPLANATORY NOTE

Mobivity Holdings Corp. (herein referred to as “we,” “us,” “our,” or the “Company) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2024 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended and restated to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

FORWARD-LOOKING STATEMENTS

This Amendment No. 1, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—”Business,” Item 1A—”Risk Factors” and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing, but appear throughout the Original Filing and this Amendment No. 1. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A – “Risk Factors” of the Original Filing. Furthermore, such forward-looking statements speak only as of the date of the Original Filing. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2023

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance2

Information about out Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages, as of April 29, 2023:

Name	Age	Position
Skye Fossey-Tomaske	45	Principal Financial Officer
Kim Carlson	60	Chief Operating Officer
Thomas Akin	71	Chairman of the Board of Directors and Chairman of Audit Committee
Dennis Becker	50	Director
Philip Guarascio	81	Chairman of Governance and Nominating Committee and Director
Doug Schneider	61	Director
Benjamin Weinberger	45	Chairman of Compensation Committee and Director

Skye Fossey-Tomaske, Principal Financial Officer

On June 21, 2023, Mobivity Holdings Corp. (the “Company”) announced that Skye Fossey-Tomaske was appointed to serve as the Interim Chief Financial Officer of the Company, effective as of June 21, 2023. Ms. Fossey-Tomaske served as Interim CFO from June 2023 until July 2023, and from January 2024 until present. Ms. Fossey-Tomaske, age 45, has served as the Company’s Corporate Controller since May 2021. Prior to joining the Company, Ms. Fossey-Tomaske held the position of Accounting Manager at Hannay Realty Advisors, LP, where she oversaw the accounting department for all of the restaurant holdings from October 2019 until April 2021. Before that, Ms. Fossey-Tomaske served as an Accounting Manager for Community Medical Services from November 2018 to October 2019. During her tenure at Community Medical Services, she successfully established a new accounting department to manage new acquisitions in the eastern United States, implemented a universal accounting system for all new subsidiaries, and enhanced various processes and procedures.

As a result of these and other professional qualifications, we have concluded that Ms. Brennan is qualified to serve as an officer.

Kim Carlson – Chief Operating Officer

On May 15, 2023, Mobivity Holdings Corp. (the “Company”) announced that Kim Carlson was appointed Chief Operating Officer of the Company, effective May 15, 2023. Ms. Carlson, age 59, joined the Company in September 2022 as the Company’s Chief Revenue Officer. Prior to joining the Company, Ms. Carlson served as the Head of Global Revenue for Aarki, a mobile demand side platform, from June 2018 until its acquisition by mobile games platform Skillz in July of 2021. From May 2015 to May 2018 Ms. Carlson served as Vice President of Revenue for Appnique, an online development company specialized in Facebook Audiences as a Facebook Marketing Partner. From January 2014 until its acquisition by Tremor International in January 2015, Ms. Carlson served as Chief Revenue Officer of Taptica, a global mobile ad-tech company. Ms. Carlson additionally has revenue leadership experience that includes roles at Infospace, Marchex, and InMobi.

As a result of these and other professional qualifications, we have concluded that Ms. Brennan is qualified to serve as an officer.

Thomas Akin – Chairman of the Board of Directors and Chairman of the Audit Committee

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

Dennis Becker - Director

Dennis Becker was appointed our Chief Executive Officer and a Director effective as of our acquisition of Mobivity, Inc. in November 2010. Mr. Becker has also served as President and Chief Executive Officer of Mobivity, Inc. from September 2007 to July 2023. Our board of directors appointed Mr. Becker as Chairman of the Board of Directors effective as of March 31, 2017, and he served as director until July 2023. Mr. Becker was a founder of Frontieric Corporation, a pioneer in providing complex call routing and merchant processing applications, where he was Chief Executive Officer from 2002 to 2005. Mr. Becker was also Chief Executive Officer of Bexel Technologies, which served solutions to large enterprises, from 1999 to 2001. Mr. Becker studied Computer Science at the University of Oregon and served in the United States Air Force.

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

Audit Committee

During the year ended December 31, 2023, our audit committee was comprised of Thomas Akin, Doug Schneider and Benjamin Weinberger. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017, and has determined that  Mr Akin is an audit committee financial expert, as defined under the applicable rules of the SEC.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market.

Compensation Committee

During the year ended December 31, 2023, our compensation committee was comprised of Benjamin Weinberger, Philip Guarascio and Thomas Akin. Mr. Weinberger currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2023, our governance and nominating committee was comprised of Philip Guarascio, Benjamin Weinberger and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Compensation Committee Interlocks and Insider Participation3

No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of the board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee during the last year.

Item 11. Executive Compensation4

The following table summarizes the total compensation earned by our Chief Executive Officer (principal executive officer) and our other two most highly paid executive officers for the years ended December 31, 2023 and 2022. In reviewing the table, please note that:

●	Lisa Brennan has served as our Chief Financial Officer since December 7, 2020.[5]

Summary Compensation Table*

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2023	$310,000	$90,000	$—	$—	$—	$400,000
	2022	$310,000	$65,000	$—	$—	$—	$375,000
Lisa Brennan, CFO	2023	$225,000	$—	$—	$—	$—	$225,000
	2022	$225,000	$—	$—	$—	$—	$225,000
Skye Fossey-Tomaske	2023	$147,115	$37,550	$—	$21,983	$—	$206,648
Will Sanchez, CFO	2023	$124,046	$—	$—	$396,441	$—	$124,046
Kim Carlson, COO	2023	$257,019	$7,115	$—	$605,383	$—	$869,517

* In accordance with the rules and regulations promulgated by the SEC, the table omits columns that are not applicable.

(1)	The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718. For information on the method and assumptions used to calculate the compensation costs, see Note 9 to our audited consolidated financial statements contained herein.

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2022, including the value of the options awards.

Outstanding Equity Awards at December 31, 2023

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price	Option Expiration Date
Dennis Becker, CEO & Chairman	100,000	—		$1.28	1/22/2025
Dennis Becker, CEO & Chairman	1,000,000	—		$0.60	5/15/2027
Dennis Becker, CEO & Chairman	500,000	500,000	(1)	$1.04	5/17/2029
Kim Carlson, COO	1,000,000	562,500		$0.98	9/22/2032
Kim Carlson, COO	1,000,000	1,000,000		$0.85	12/7/2030
Skye Fossey-Tomaske, Interim CFO	5,000	1,458		$1.75	08/11/2031
Skye Fossey-Tomaske, Interim CFO	50,000	50,000		$.65	08/25/2023

* In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

(1)	Represents options that vest on June 28, 2024, subject to continued service on the vesting date .

(2)	This option vests as follows: 12,500 of the shares vest each month over a 48-month period which commenced on December 7, 2020, subject to continued service on each vesting date.

Employment Agreements

We currently have no outstanding employment agreements or arrangements, whether written or unwritten

Non-Employee Director Compensation

2023 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$—	$—	$—	$—	$—	$65,000
Thomas Akin	$65,000	$—	$—	$—	$—	$—	$65,000
Philip Guarascio	$65,000	$—	$—	$—	$—	$—	$65,000
Benjamin Weinberger	$65,000	$—	$—	$—	$—	$—	$65,000

The Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management6

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2023 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2023. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders (1)	9,096,380	$.92	8,988,635
Equity compensation plans approved by security holders	—	—	—
Total	9,096,380	$.92	8,988,635

(1)	Comprised of our 2010 Incentive Stock Option Plan, the 2013 Incentive Stock Option Plan, the 2016 Stock Incentive Plan and the 2022 Equity Incentive Plan. See Note 9 in Notes to Consolidated Financial Statements, “Stock-based Plans and Stock-based Compensation” in this Form 10-K for a description of these plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 29, 2024, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 29, 2023. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 3133 W. Frye Road, Chandler, AZ 85226.

Name of Beneficial Owner[7]	Amount And Nature of Beneficial Ownership	Percentage of Class (1)
Dennis Becker (2)	224,503	5%
Skye Fossey-Tomaske (3)	3,542	—
Kim Carlson	437,500	1%
Doug Schneider (4)	732,564	1%
Ben Weinberger	177,619	—
Philip Guarascio (6)	732,564	1%
Thomas Akin (7)	36,567,513	56%
Executive Officers and Directors as a Group (six persons)	33,128,016	57%

5% or Greater Beneficial Owners
Bruce Terker (8) 950 West Valley Road, Suite 2900, Wayne, PA 19087	8,648,582	13%
Cornelis F. Wit (9) 2700 N. Military Trail, Suite 210, Boca Raton, FL 33431	3,828,669	6%

(1)	Applicable percentage of ownership is based upon 67,949,709 shares of common stock outstanding as of April 29, 2024.

(2)	Includes 32,500 shares of common stock issuable upon settlement of restricted stock units. Includes 192,003 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of April 29, 2024.
(3)	Includes no shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of April 29, 2024.
(4)	Includes 658,247 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of April 29, 2024. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.
(5)	Includes 177,619 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of April 29, 2024.
(6)	Includes 655,567 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of April 29, 2024.
(7)	Includes 9,695,469 shares of common stock owned of record by Talkot Fund, L.P., 541,703 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of April 29, 2024. and 3,085,398 of stock warrants to purchase Common Stock.
(8)	Based on a Schedule 13G/A filed with the SEC on January 1, 2024 by Bruce E. Terker, that he has shared voting power with respect to 8,732,332 shares and shared dispositive power with respect to 8,732,332 shares of our common stock.
(9)	Based on a Schedule 13G/A filed with the SEC on February 16, 2022 by Cornelis F. Wit, that he has sole voting power with respect to 3,828,669 shares and sole dispositive power with respect to 3,828,669 shares of our common stock.

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

Warrant Exercises 2023

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

Related Party Warrant Exercise 2023

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

Convertible Notes 2023

During fourth quarter 2023 the Company issued eight Convertible Notes payable to Thoms B. Akin, Talkot Fund LP, Moglia Capital LLC, Moglia Family Foundation and Moglia Trust 1, who are related parties for $2,000,000. As an inducement we issued 3,333,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

Related Party Warrant Exercise 2022

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

Related Party Private Placement 2022

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by M&K CPAs, our principal auditors for such periods.

	2023	2022
Audit Fees	$71,000	$92,500
Audit-Related Fees	39,750	54,500
Tax Fees	8,000	4,000
All Other Fees	—	—
Total Fees	$150,500	$150,500

Audit-Related Fees. Audit-Related Fees in 2021 consist of costs of review for our quarterly 10-Q filing for three quarters. Audit-Related Fees in 20232 consist of costs of review for our quarterly 10-Q filing for three quarters, 2023 audit fees and 2022 audit fees.

Tax Fees. Tax Fees for 2021 consist of both federal and state Corporate tax returns. Tax Fees for 2023 consist of both federal and state Corporate tax returns.in 2023 and 2022.

All Other Fees. There were no such fees incurred in 2023 or 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following Consolidated Financial Statements of Mobivity Holdings Corp. appear at pages 20 to 45 in the Original Filing:

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

(a)(2) Consolidated Financial Statement Schedules

The schedules have been omitted as the required information is inapplicable or the information is otherwise included in the Original Filing.

(a)(3) Exhibits

See Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (1)
3.2	Bylaws (2)
3.3	Amendment No. 1 to Bylaws (3)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
4.1	Description of Capital Stock (9)
10.1	Employment Agreement dated December 24, 2010 with Dennis Becker (4)**
10.2	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (6) **
10.3	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank (7)
10.4	Employment Agreement dated December 7, 2020 with Lisa Brennan* **
10.5	Mobivity Holdings Corp. 2016 Stock Incentive Plan* **[A1]
10.6	Mobivity Holdings Corp. 2022 Equity Incentive Plan (10) **
10.7	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Director Form)*
10.8	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.9	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Director Form)*
10.10	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Employee Form)* **
10.11	Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between Mobivity Holdings Corp. and Thomas B. Akin (11)
10.12	Convertible Note, dated as of November 15, 2022 (11)
10.13	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin (12)
10.14	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 (13)
10.15	Form of New Warrant issued March 16, 2023 (13)
21.1	List of Subsidiaries (7)
31.1	Certification of Principal Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2	Certification of Principal Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.3[8]	Certification of Principal Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Principal Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Chief Executive Officer, and Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
101.INS	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements*
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 15, 2022
(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2011
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed August 10, 2012
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 15, 2019
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-K filed March 30, 2022
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 22, 2022
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed November 17, 2022
(12)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed February 6, 2023
(13)	Incorporated by reference to the Company’s Registration Statement on Form 8-K filed March 16, 2023
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 17, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 29, 2024	MOBIVITY HOLDINGS CORP.

/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer

