Form 10-Q
period 2024-03-31
MOBIVITY HOLDINGS CORP.
filed 2024-05-15
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 12 2024, the registrant had 67,949,709 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$186,782	$416,395
Accounts receivable, net of allowance for doubtful accounts $60,265 and $16,107, respectively	839,187	876,465
Other current assets	209,345	135,916
Total current assets	1,235,314	1,428,776
Right to use lease assets	715,106	770,623
Intangible assets and software development costs, net	55,082	65,916
Other assets	97,490	69,036
TOTAL ASSETS	$2,102,992	$2,334,351
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,120,057	$3,372,141
Accrued interest	320,655	21,474
Accrued and deferred personnel compensation	113,048	272,247
Deferred revenue and customer deposits	110,292	155,472
Related party notes payable, net - current maturities	2,304,375	3,072,500
Notes payable, net - current maturities	—	7,154
Operating lease liability, current	282,435	276,072
Other current liabilities	45,941	248,434
Total current liabilities	6,296,803	7,425,494

Non-current liabilities
Related party notes payable, net - long term	6,807,399	4,413,987
Notes payable, net - long term	218,918	265,959
Operating lease liability	587,622	660,852
Total non-current liabilities	7,613,939	5,340,798
Total liabilities	13,910,742	12,766,292

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 67,949,709 and 61,311,155, shares issued and outstanding	67,950	67,950
Equity payable	989,947	989,947
Additional paid-in capital	119,285,105	118,624,601
Accumulated other comprehensive loss	64,098	(153,831)
Accumulated deficit	(132,214,850)	(129,960,608)
Total stockholders’ deficit	(11,807,750)	(10,431,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,102,992	$2,334,351

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Revenues	$1,600,905	$1,881,482
Cost of revenues	964,411	1,066,575
Gross profit	636,494	814,907

Operating expenses
Bad Debt Expense	49,109	(10,576)
General and administrative	644,729	1,554,682
Sales and marketing	763,099	691,220
Engineering, research, and development	1,026,418	734,375
Depreciation and amortization	9,909	63,902
Total operating expenses	2,493,264	3,033,603

Loss from operations	(1,856,770)	(2,218,696)

Other income/(expense)
Loss of settlement of debt	—	(10,857)
Interest expense	(397,472)	(238,446)
Settlement Losses	—	(10,000)
Foreign currency gain	—	(176)
Total other income/(expense)	(397,472)	(259,479)
Loss before income taxes	(2,254,242)	(2,478,175)
Income tax expense	—	—
Net loss	(2,254,242)	(2,478,175)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	217,929	31,502
Comprehensive loss	$(2,036,313)	$(2,446,673)
Basic and Diluted	$(0.03)	$(0.04)
Weighted average number of shares:
Basic and Diluted	67,949,340	62,078,218

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for settlement of interest payable on related party debt	163,757	164	(7,713)	223,773	—	—	216,224
RSU’s issued - termintaiton of director’s service	545,012	545		(545)			—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Fair value of options issued with related party debt		—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors				81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(2,254,242)	$(2,478,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	—	10,857
Bad debt expense	49,109	(10,576)
Stock-based compensation	193,910	810,157
Intangible Asset Impariment	—	—
Depreciation and amortization expense	21,257	63,902
Amortization of Debt Discount	94,840	31,567
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(11,831)	341,773
Other current assets	—	(17,891)
Operating lease assets/liabilities	—	(9,680)
Other assets	(10)	(3,423)
Accounts payable	(252,084)	(76,695)
Prepaid Expenses	(66,563)	—
Accrued interest	299,181	204,188
Accrued and deferred personnel compensation	(159,051)	(77,402)
Other liabilities - current	(28,276)	(34,079)
Lease Operating Assets	(11,350)	—
Deferred revenue and customer deposits	(45,180)	(197,987)
Net cash used in operating activities	$(2,170,290)	$(1,443,464)

INVESTING ACTIVITIES
Purchases of equipment	—	(14,111)
Net cash used in investing activities	—	(14,111)

FINANCING ACTIVITIES
Payments on notes payable	(8,658)	(9,978)
Proceeds from Related Party Debt	1,950,000	—
Proceeds from conversion of common stock warrants	—	3,587,487
Net cash provided by (used in) financing activities	1,941,342	3,577,509

Effect of foreign currency translation on cash flow	(665)	34,923

Net Change in cash	(229,613)	2,154,857
Cash at beginning of period	$416,395	$426,740
Cash at end of period	186,782	2,581,597
Supplemental disclosure
Cash paid during period for:
Interest Paid	$—	$—

Fair Value of Options issued with related party debt	$466,594	$—
Shares issued for settlement of debt - related party	$—	$205,367
Shares issued for stock payable for settlement of debt - related party	$—	$223,937
Par Value pf RSU’s issued - termination of director’s service	$—	$545

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 16, 2024.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

As of March 31, 2024, and December 31, 2023 we recorded an allowance for doubtful accounts of $60,265 and $16,107, respectively.

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

We conducted our annual impairment tests of goodwill as of December 31, 2023. As a result of these tests, we had a total impairment charge of $0.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the three months ended March 31, 2024 and 2023, respectively.

Software Development Costs

Software development costs include direct costs incurred for internally developed products and payments made to independent software developers and/or contract engineers. The Company accounts for software development costs in accordance with the Financial Accounting Standards Board (“FASB”) guidance for the costs of computer software to be sold, leased, or otherwise marketed (Accounting Standards Codification subtopic 985-20, Costs of Software to Be Sold, Leased, or Marketed, or “ASC Subtopic 985-20”). Software development costs are capitalized once the technological feasibility of a product is established, and such costs are determined to be recoverable. The technological feasibility of a product encompasses technical design documentation and integration documentation, or the completed and tested product design and working model. Software development costs are capitalized once the technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Technological feasibility is evaluated on a project-by-project basis. Amounts related to software development that are not capitalized are charged immediately to the appropriate expense account. Amounts that are considered “research and development” that are not capitalized are immediately charged to engineering, research, and development expense.

Capitalized costs for those products that are canceled or abandoned are charged to product development expenses in the period of cancellation. Commencing upon product release, capitalized software development costs are amortized to “Amortization Expense - Development” based on the straight-line method over a twenty-four-month period.

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended March 31, 2024 and 2023, respectively.

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

Revenue Recognition and Concentrations

Our Recurrency platform is a hosted solution. We generate revenue from licensing our software to clients in our software as a service model, per-message and per-minute transactional fees, and customized professional services. We recognize license/subscription fees over the period of the contract, service fees as the services are performed, and per-message or per-minute transaction revenue when the transaction takes place. Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We consider authoritative guidance on multiple deliverables in determining whether each deliverable represents a separate unit of accounting. Some customers are billed on a month-to-month basis with no contractual term and fees are collected by credit card. Revenue is recognized at the time that the services are rendered, and the selling price is fixed with a set range of plans. Cash received in advance of the performance of services is recorded as deferred revenue.

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

During the three months ended March 31, 2024 and 2023, two customers accounted for 59% and 51% of our revenues, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended March 31, 2024 and 2023, the comprehensive loss was $2,036,313, and $2,446,673 respectively.

Stock-based Compensation

We primarily issue stock-based awards to employees in the form of stock options. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We recognize compensation expense using a straight-line amortization method over the respective vesting period.

Research and Development Expenditures

Research and development expenditures are expensed as incurred, and consist primarily of compensation costs, outside services, and expensed materials. There were no research and development costs for the periods ending March 31, 2024 and March 31, 2023.

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $93,430 and $54,248 for the three months ended March 31, 2024 and 2023, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2024 and 2023, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Going Concern

We had $186,782 of cash as of March 31, 2024. We had a net loss of $2,254,242 for the three months ended March 31, 2024, and we used $2,170,290 of cash in our operating activities during that time. In the three months ended March 31, 2023 we had a net loss of $2,478,175 and used $1,443,464 of cash in our operating expenses. We raised $3.6 million in cash from the exercise of warrants in February of 2023. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $132.2 million as of March 31, 2024. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Purchased Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at March 31, 2024
Patents and trademarks	$53,663	$—	$—	$(1,445)	$—	$52,218
Customer and merchant relationships	6,138	—	—	$(6,138)	—	—
Trade names	1,609	—	—	$(1,609)	—	—
	$61,410	$—	$—	$(9,192)	$—	$52,218

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $9,192 and $8,970 for the three months ended March 31, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The estimated future amortization expense of our intangible assets as of March 31, 2024 was as follows:

Year ending December 31,	Amount
2024	$4,334
2025	$5,778
2026	$5,778
2027	$5,778
2028	$5,778
Thereafter	$24,772
Total	$52,218

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

The following table presents details of our software development costs as of March 31, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Amortization	Balance at March 31, 2024
Software Development Costs	$4,506	$—	$(1,642)	$2,864
	$4,506	$—	$(1,642)	$2,864

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $1,642 and $41,945 for the three months ended March 31, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The estimated future amortization expense of software development costs as of March 31, 2024 is as follows:

Year ending December 31,	Amount
2024	$2,864
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$2,864

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of March 31, 2024, we have an operating lease asset balance of $715,106 and an operating lease liability balance of $870,057 recorded in accordance with ASC 842, Leases (ASC “842”).

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470.

The following are additional details related to leases recorded on our balance sheet as of March 31, 2024:

Leases	Classification	Balance at March 31, 2024
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$715,106
Total lease assets		$715,106

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$282,435
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$587,622
Total lease liabilities		$870,057

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2024	$248,588
2025	337,568
2026	344,241
2027	28,733
2028	—
Thereafter	—
Total future lease payments	959,130
Less: imputed interest	(89,073)
Total	$870,057

Weighted Average Remaining Lease Term (years)
Operating leases	2.88

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2024 and December 31, 2023:

Facility	Maturity	Interest Rate	Balance at March 31, 2024	Balance at December 31, 2023
ACOA Note	February 1, 2024	—	—	7,154
Convertible Notes Payable	various	8%	218,918	215,959
Related Party Note	various	15%	9,092,516	7,536,487
Total Debt			9,311,434	7,759,600
Less current portion			(2,304,375)	(3,079,654)
Long-term debt, net of current portion			$7,007,059	$4,679,946

ACOA Note

On November 6, 2017, Livelenz (a wholly owned subsidiary of the Company), entered into an amendment of the original agreement dated December 2, 2014, with the Atlantic Canada Opportunities Agency (“ACOA”). Under this agreement, the note will mature, and the commitments will terminate, on February 1, 2024. The monthly principal payment amount of $3,000 CAD increased to $3,500 CAD beginning on November 1, 2019, $4,000 CAD on August 1, 2021, $4,500 CAD on August 1, 2022, and $2,215 CAD during the remaining term of the agreement. Payments from April-December of 2020 were voluntarily deferred by ACOA due to COVID-19.

During the three months ended March 31, 2024 we repaid $7,035 USD of principal. The final payment was made on February 28, 2024 and the loan is paid in full.

TD Bank Loan

On April 22, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of $40,000 CAD, which is due and payable on December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note, no interest or principal payments are due until December 31, 2023. It was determined that no the Company was not eligible for partial forgiveness. The loan was paid in full on December 31, 2024.

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

On January 31, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 2 (the “Amendment”) signed on May 3, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

During the three months ended March 31, 2024, a total of $226,289 of interest was accrued by the company. The company recorded amortized discount expense of $22,868.

As of March 31, 2024, the Company had drawn a total of $5,873,125, has equity payable balance of $812,711 of accrued interest and a discount balance of $169,485.

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

During the three months ended March 31, 2024, a total of $10,309 of interest was accrued by the company.

As of March 31, 2024, the Company had an outstanding principal balance of $271,875, an equity payable balance of $76,374 and accrued interest of $10,309.

Related Party Convertible Notes

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

During first quarter 2024 the Company 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the three months ended March 31, 2024 accrued interest of $61,172 was recorded in connection with the related party convertible notes. The Company recorded $28,943 in amortized debt discount in connections with related party convertible notes.

As of March 31, 2024 the Convertible Notes issued to related parties had a principal balance of $3,950,000 and accrued interest of $82,416.

Convertible Notes

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

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”)

During the three months ended March 31, 2024 accrued interest of $5,056 was recorded in connection with the related party convertible notes. The Company recorded $2,959 in amortized debt discount in connections with related party convertible notes.

As of March 31, 2023 the Convertible Notes had a principal balance of $250,000 and accrued interest of $6,400.

Interest Expense

Interest expense was $397,472 and $238,446 during the three months ended March 31, 2024 and 2023, respectively.

8. Stockholders’ Equity

Common Stock and Equity Payable

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

During March of 2023, 15 warrant holders exercised their common stock purchase warrant for 3,587,487 shares at the exercise price of $1.00 per share, resulting in additional capital of $3,587,487. As an inducement for the holder’s exercise of the warrants, we issued the holders’ 1,792,745 new warrants to purchase common stock at $2.00 per share over a three-year period expiring in March 2026. The Company recorded $577,000 of stock-based expense related to warrants issued during the warrant conversion offer on February 14, 2023. The total estimated value of the warrants using the Black-Scholes Model is based on a volatility rate of 63% and an option fair value of $0.3216.

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

2024

During the three months ended March 31, 2024 no shares were issued and no equity payable was recorded.

As of the three months ended March 31, 2024 we had an equity payable balance of $989,947

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2024.

Options
Outstanding at December 31, 2022	6,691,216
Granted	2,678,500
Exercised	—
Forfeited/canceled	(329,893)
Expired	(1,742,468)
Outstanding at December 31, 2023	7,297,355
Granted	—
Exercised	—
Forfeited/canceled	(730,520)
Expired	(2,009,688)
Outstanding at March 31, 2024	4,557,147

Expected to vest at March 31, 2024	1,599,696
Vested at March 31, 2024	1,599,696
Unvested at March 31, 2024	2,957,451
Unrecognized expense at March 31, 2024	$1,646,644

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

2024

During the three months ended March 31, 2024 no employee stock options were issued.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative	$(42,327)	$65,032
Sales and marketing	107,862	68,646
Engineering, research, and development	47,125	34,475
	$112,660	$168,153

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2023 and for the three months ended March 31, 2024:

Shares
Outstanding at December 31, 2022	1,929,933
Awarded	414,104
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at December 31, 2023	1,799,025
Awarded	162,500
Released	—
Canceled/forfeited/expired	—
Outstanding at March 31, 2024	1,961,525

Expected to vest at March 31, 2024	1,961,525
Vested at March 31, 2024	1,961,525
Unvested at March 31, 2024	—
Unrecognized expense at March 31, 2024	$—

15

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

On September 30, 2023, the Company granted four independent directors a total of 101,564 restricted stock units. The units were valued at $65,001 or $.64 per share, based on the closing stock price on the date of the grant. All units vest immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

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

In the three months ended March 31, 2023 the Company recorded $65,003 in restricted stock expense as board compensation.

2024

On March 31, 2024 the company grated granted five independent directors a total of 162,500 restricted stock units. The units were valued at $81,250 or $.50 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the three months ended March 31, 2024, the Company recorded $81,250 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative	$81,250	$65,003
	$81,250	$65,003

As of March 31, 2024, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of March 31, 2024 and the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	9,563,787	$—	—
Exercised	(5,548,463)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at December 31, 2023	10,163,222	$0.94	2.48
Granted	3,249,997	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at March 31, 2024	13,413,219	$0.85	2.39

16

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

During the fourth quarter, 15 warrant holders were issued 3,749,999 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,250,000. The Company recorded $471,425 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 72% and an option fair value of $0.2922.

2024

During the first quarter of 2024, one warrant holders was issued 3,249,997 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,250,000. The Company recorded $466,594 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 93% and an option fair value of $0.1418.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$55,082	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$65,916	$—

10. Commitments and Contingencies

Litigation

Marina Soliman v. Subway Franchisee Advertising Fund Trust, LTD, Second Circuit Court of Appeals, Case No. 22-1726 – this is putative class action alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The district court granted Defendant’s motion to dismiss. The matter has been under submission with the Court since October 24, 2023. In the event that the Court reverses and remands the matter, the Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter

Operating Lease

As of March 31, 2024, we have an operating lease asset balance for this lease of $715,106 and an operating lease liability balance for this lease of $870,057 recorded in accordance with ASC 842.

11. Related Party Transactions

Secured Promissory Notes

On June 30, 2021, we entered into a Credit Facility Agreement with Thomas Akin, one of the Company’s directors (the “Lender”). The Credit Facility Agreement was amended on November 11, 2022 to allow the Company to borrow up to $6,000,000. The Credit Facility Agreement was amended again on January 31, 2023 to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

As of March 31, 2024, the Company had drawn a total of $5,873,125, has equity payable balance $812,711 of accrued interest and a discount balance of $169,485.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

Convertible Notes

During first quarter of 2024, the Company 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

For more details regarding the three related party transactions totaling $8,095,000, please refer to Note 7 - Notes Payable and Interest Expense.

12. Subsequent Events

Secured Promissary Notes

The Company entered into Amendment No. 2 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on May 3, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

Convertible Notes

During April 2024, the Company issued three Convertible Notes to Thomas B. Akin for a total amount of $900,000.

During May 2024, the Company issued one Convertible Note to Thomas B. Akin for a total amount of $250,000.

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

Overview

Mobivity Holdings Corp. (the “Company” or “us”, “our”, or we”) develops and operates proprietary platforms over which brick and mortar brands and digital first enterprises can conduct national and localized, data-driven marketing campaigns with unique targeting, incentivization and promotion to drive customer acquisition and loyalty. The company’s core technology platorm, RecurrencyTM, enables

●	Transformation of messy point-of-sale (POS) data collected from thousands of locations and digital environments into usable intelligence.
●	Measurement, prediction, and ability to boost guest frequency and spend by channel.
●	Deployment and management of one-time use offer codes and attribution of sales accurately across every channel, promotion and media program.
●	Delivery of uniquely attributable 1:1 offers that power incentivized actions in digital environments like user acquisition, continued monetization, and activities taken in a digital environment.

Our recurrency platform generates revenue in 2 ways. First, delivered as a Software-as-a-Service (“SaaS”) platform used by leading convenience and quick service restaurant brands to build and engage with their loyal customers. Second, through our Connected RewardsTM business, our platform enables and powers unique incentivized programs in digital environments. Through our Connected Rewards platform, we enable businesses to reward their users and customers with products in the real world for actions taken in a digital environment. Our customers include some of the largest mobile casual game publishers in the world and some of the largest convenience and quick service restaurant brands in the world. The programs we run for our customers include incentivized user acquisition where users are rewarded with a real-world product, like a free or discounted burger, for downloading a mobile game, and rewarded play where users receive real world products for accomplishing activities in game, like achieving a certain level or winning enough points. We charge our customers for each unique action where our rewards are delivered, these include a per install or per individual engagement fee.

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

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful or implemented al all.

Recent Events

2024 Convertible Notes

During the first quarter of 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

2024 Related Party Notes Payable

The Company entered into Amendment No. 2 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on May 3, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended March 31, 2024, were $1,600,905 a decrease of $280,577 compared to $1,881,482 for the same period in 2023.

This decrease is primarily due to a decrease of in subscription revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2024, was $964,411, a decrease of $102,164, or 10%, compared to $1,066,575 for the same period in 2023.

This increase is primarily due to an decrease in SMS/MMS Messaging costs.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses decreased $909,953, or 59%, to $644,729, during the three months ended March 31, 2024, compared to $1,554,682 for the same period in 2023. The increase in general and administrative expenses was primarily due to a decrease in stock related expense for the warrant exercise that occurred during the same period in 2023.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $71,879, or 10%, to $763,099 during the three months ended March 31, 2024, compared to $691,220 for the same period in 2023. The increase is primarily due to an increase in travel and tradeshow expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $292,043, or 40%, to $1,026,418 during the three months ended March 31, 2024, compared to $734,375 for the same period in 2023. This decrease is primarily due to an increase in payroll expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $53,993, or 84%, to $9,909 during the three months ended March 31, 2024 compared to $63,902 for the same period in 2023.This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2023.

Interest Expense

Interest expense increased $159,026, or 67%, to $397,472 during the three months ended March 31, 2024, compared to $238,446 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended March 31, 2024 were $0 and $10,000, respectively. There were no settlement losses for the three months ended March 31, 2023.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three months ended March 31, 2024 was $0 and $10,857, respectively. There was no loss on settlement of debt for the three months ended March 31, 2023.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2024, was $1 Canadian equals $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2023. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $217,929 and a gain of $31,502 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had current assets of $1,235,314, including $186,782 in cash, and current liabilities of $6,296,803, resulting in a working capital deficit of $5,061,489.

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

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470. The Company has transition to a 100% remote work force and this has resulted in a decrease in monthly rental expense.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(2,170,290)	$(1,443,464)
Investing activities	—	(14,111)
Financing activities	1,941,342	3,577,509
Effect of foreign currency translation on cash flow	(665)	34,923
Net change in cash	$(229,613)	$2,154,857

Operating Activities

We used cash in operating activities totaling $2,170,290 during the three months ended March 31, 2024 and used cash in operating activities totaling $1,443,464 during the three months ended March 31, 2023. Key drivers of the cash used in operating activities are the net loss of $2,254,242 and changes to accounts receivable of $683,060, accrued interest of $11,831, accrued and deferred personnel compensation of $159,051, and deferred revenue and customer deposits of $45,180.

Investing Activities

Investing activities during the three months ended March 31, 2024, consisted of $0 of equipment purchases compared to $14,111 in the three months ended March 31, 2023.

Financing Activities

Financing activities during the three months ended March 31, 2024 consisted of $1,950,000 of proceeds from related party convertible notes compared to $0 in the three months ended March 31, 2023 In addition, there was $0 proceeds from conversion of warrants compared to $3,587,487 additional paid in capital from a warrant conversation to common stock in the three months ended March 31, 2023. In the three months ended March 31, 2024, payments of $8,658 were made on notes payable compared to $9,978 in the same period in 2023.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principal Executive Officer and Interim Chief Financial Officer, concluded that as of March 31, 2024 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Marina Soliman v. Subway Franchisee Advertising Fund Trust, LTD, Second Circuit Court of Appeals, Case No. 22-1726 – this is putative class action alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The district court granted Defendant’s motion to dismiss. The matter has been under submission with the Court since October 24, 2023. In the event that the Court reverses and remands the matter, the Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), which could materially affect our business, financial condition or future results. There have been no material changes in the risk factors disclosed in the Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of May 3, 2024, between Mobivity Holdings Corp. and Thomas B. Akin(1)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed electronically herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: May 15, 2024	By:	/s/ Thomas B. Akin
Thomas B. Akin
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer (Principal Accounting Officer)

