Form 10-Q
period 2024-06-30
MOBIVITY HOLDINGS CORP.
filed 2024-08-19
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14 2024, the registrant had 70,466,103 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$282,828	$416,395
Accounts receivable, net of allowance for doubtful accounts $85,215 and $16,107, respectively	832,842	876,465
Other current assets	268,248	135,916
Total current assets	1,383,918	1,428,776
Right to use lease assets	658,447	770,623
Intangible assets and software development costs, net	61,168	65,916
Other assets	54,725	69,036
TOTAL ASSETS	$2,158,258	$2,334,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,879,525	$3,372,141
Accrued interest	195,196	21,474
Accrued and deferred personnel compensation	222,372	272,247
Deferred revenue and customer deposits	87,139	155,472
Related party notes payable, net - current maturities	3,072,500	3,072,500
Notes payable, net - current maturities	—	7,154
Operating lease liability, current	288,905	276,072
Other current liabilities	68,101	248,434
Total current liabilities	6,813,738	7,425,494

Non-current liabilities
Related party notes payable, net - long term	7,638,676	4,413,987
Notes payable, net - long term	221,877	265,959
Operating lease liability	512,587	660,852
Total non-current liabilities	8,373,140	5,340,798
Total liabilities	15,186,878	12,766,292

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 67,949,709 and 65,797,567, shares issued and outstanding	67,950	67,950
Equity payable	1,455,943	989,947
Additional paid-in capital	120,116,959	118,624,601
Accumulated other comprehensive loss	61,498	(153,831)
Accumulated deficit	(134,730,970)	(129,960,608)
Total stockholders’ deficit	(13,028,620)	(10,431,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,158,258	$2,334,351

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Revenues	$1,473,040	$1,861,171	$3,073,947	$3,742,653
Cost of revenues	979,081	1,371,206	$1,943,492	2,437,781
Gross profit	493,959	489,965	1,130,455	1,304,872

Operating expenses
Bad Debt Expense	72,974	—	122,084	—
General and administrative	570,016	1,071,153	1,217,765	2,615,259
Sales and marketing	851,944	602,911	1,615,043	1,294,131
Engineering, research, and development	1,009,405	804,343	2,032,778	1,538,718
Depreciation and amortization	3,266	36,582	13,175	100,484
Total operating expenses	2,507,605	2,514,989	5,000,845	5,548,592

Loss from operations	(2,013,646)	(2,025,024)	(3,870,390)	(4,243,720)

Other income/(expense)
Loss of settlement of debt	—	—	—	(10,857)
Interest expense	(502,467)	(244,443)	(899,941)	(482,889)
Settlement Losses	—	(2,500)	—	(12,500)
Foreign currency gain	(7)	(115)	(31)	(291)
Total other income/(expense)	(502,474)	(247,058)	(899,972)	(506,537)
Loss before income taxes	(2,516,120)	(2,272,082)	(4,770,362)	(4,750,257)
Income tax expense	—	—	—	—
Net loss	(2,516,120)	(2,272,082)	(4,770,362)	(4,750,257)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(2,600)	(137)	215,329	31,365
Comprehensive loss	$(2,518,720)	$(2,272,219)	$(4,555,033)	$(4,718,892)
Basic and Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Weighted average number of shares:
Basic and Diluted	69,328,080	65,670,815	69,333,590	63,884,441

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for settlement of interest payable on related party debt	163,757	164	(7,713)	223,773	—	—	216,224
RSU’s issued - termintaiton of director’s service	545,012	545		(545)			—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)
Issuance of common stock for PIPE financing	—	—	—	—	—	—	—
Fair market value of options issued with related party debt	190,156	191	(9,768)	216,033	—	—	206,456
Stock based compensation	—	—	—	228,577	—	—	$228,577
Foreign currency translation adjustment	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	(2,272,082)	(2,272,082)
Balance, June 30, 2023	65,797,567	65,798	307,318	113,868,248	(69,598)	(122,646,666)	(8,474,900)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Fair value of options issued with related party debt		—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors				81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)
Fair value of options issued with related party debt		—	—	619,191	—	—	619,191
Issuance of common stock for settlement of interest payable on related party debt	—	—	465,996		—	—	465,996
Stock based compensation - Employees	—	—	—	131,414	—	—	131,414
Stock based compensation -Directors				81,249			81,249
Foreign currency translation adjustment	—	—	—	—	(2,600)	—	(2,600)
Net loss	—	—	—	—	—	$(2,516,120)	(2,516,120)
Balance, June 30, 2024	67,949,709	$67,950	$1,455,943	$120,116,959	$61,498	$(134,730,970)	$(13,028,620)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(4,770,362)	$(4,750,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	—	10,857
Bad debt expense	122,084	—
Stock-based compensation	406,573	1,038,734
Intangible Asset Impariment	—	—
Depreciation and amortization expense	32,676	120,403
Amortization of Debt Discount	215,938	63,134
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(78,461)	538,472
Other current assets	—	638
Operating lease assets/liabilities	—	(19,918)
Other assets	—	(276)
Accounts payable	(492,616)	69,073
Prepaid Expenses	(132,332)	(228,732)
Accrued interest	639,718	410,644
Accrued and deferred personnel compensation	(49,632)	(272,193)
Other liabilities - current	(180,333)	(34,379)
Lease Operating Assets	(23,256)	—
Deferred revenue and customer deposits	(68,333)	(432,977)
Net cash used in operating activities	$(4,378,336)	$(3,486,777)

INVESTING ACTIVITIES
Cash paid for patent activities	(9,388)	—
Purchases of equipment	(4,559)	(14,111)
Net cash used in investing activities	(13,947)	(14,111)

FINANCING ACTIVITIES
Payments on notes payable	(7,035)	(16,684)
Proceeds from Related Party Debt	4,050,000	—
Proceeds from conversion of common stock warrants	—	3,587,487
Net cash provided by (used in) financing activities	4,042,965	3,570,803

Effect of foreign currency translation on cash flow	215,751	32,816

Net Change in cash	(133,567)	102,731
Cash at beginning of period	$416,395	$426,740
Cash at end of period	282,828	529,471
Supplemental disclosure
Cash paid during period for:
Interest Paid	$—	$—

Debt Discount on Related Party Debt	$1,091,485	$—
Interest issued as stocks payable	$465,996	—
Shares issued for settlement of debt - related party	$—	$411,823
Shares issued for stock payable for settlement of debt - related party	$—	$223,937
RSU’s issued upon termination	$—	$545

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

As of June 30, 2024, and December 31, 2023 we recorded an allowance for doubtful accounts of $85,215 and $16,107, respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the six months ended June 30, 2024 and 2023, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024 and 2023, two customers accounted for 58% and 51% of our revenues, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended June 30, 2024 and 2023, the comprehensive loss was $2,518,720, and $2,272,219 respectively.

For the six months ended June 30, 2024 and 2023, the comprehensive loss was $4,555,033 and $4,718,892 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $246,605 and $114,978 for the six months ended June 30, 2024 and 2023, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2024 and 2023, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Going Concern

We had $282,828 of cash as of June 30, 2024. We had a net loss of $4,770,362 for the six months ended June 30, 2024, and we used $4,378,336 of cash in our operating activities during that time. In the six months ended June 30, 2023 we had a net loss of $4,750,257 and used $3,486,777 of cash in our operating expenses. We raised $3.0 million in cash Convertible Notes issued during 2023. We raised an additional $4.6 million from the issuance of convertible notes in 2024. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $134.7 million as of June 30, 2024. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Goodwill and Purchased Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at June 30, 2024
Patents and trademarks	$53,663	$9,388	$—	$(3,111)	$—	$59,940
Customer and merchant relationships	6,138	—	—	$(6,138)	—	—
Trade names	1,609	—	—	$(1,609)	—	—
	$61,410	$9,388	$—	$(10,858)	$—	$59,940

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $10,858 and $17,942 for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $1,666 and $8,972 for the three months ended June 30, 2024 and 2023, respectively.

The estimated future amortization expense of our intangible assets as of June 30, 2024 was as follows:

Year ending December 31,	Amount
2024	$3,671
2025	$7,342
2026	$7,342
2027	$7,342
2028	$7,342
Thereafter	$26,901
Total	$59,940

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

The following table presents details of our software development costs as of June 30, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Amortization	Balance at June 30, 2024
Software Development Costs	$4,506	$—	$(3,277)	$1,229
	$4,506	$—	$(3,277)	$1,229

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $1,635 and $35,629 for the three months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for software development costs was $3,277 and $77,574 for the six months ended June 30, 2024 and 2023, respectively.

The estimated future amortization expense of software development costs as of June 30, 2024 is as follows:

Year ending December 31,	Amount
2024	$1,229
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,229

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of June 30, 2024, we have an operating lease asset balance of $658,447 and an operating lease liability balance of $801,492 recorded in accordance with ASC 842, Leases (ASC “842”).

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470.

The following are additional details related to leases recorded on our balance sheet as of June 30, 2024:

Leases	Classification	Balance at June 30, 2024
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$658,447
Total lease assets		$658,447

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$288,905
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$512,587
Total lease liabilities		$801,492

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2024	$165,725
2025	337,568
2026	344,241
2027	28,734
2028	—
Thereafter	—
Total future lease payments	876,268
Less: imputed interest	(74,776)
Total	$801,492

Weighted Average Remaining Lease Term (years)
Operating leases	2.65

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2024 and December 31, 2023:

Facility	Maturity	Interest Rate	Balance at June 30, 2024	Balance at December 31, 2023
ACOA Note	February 1, 2024	15%	—	7,154
Related Party Secured Promissory Note	June 30, 2026	8%	5,722,015	5,677,251
Related Party Convertible Notes	various	15%	4,717,286	1,587,361
Related Party Unsecured Promissory Note	June 30, 2026	8%	271,875	271,875
Convertible Notes	Various	15%	221,877	215,959
Total Debt			10,933,053	7,759,600
Less current portion			(3,072,500)	(3,079,654)
Long-term debt, net of current portion			$7,860,553	$4,679,946

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

During the six months ended June 30, 2024 we repaid $7,035 USD of principal. The final payment was made on February 28, 2024 and the loan is paid in full.

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

On January 31, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 2 (the “Amendment”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

During the six months ended June 30, 2024, a total of $445,379 of interest was accrued by the company. The company recorded amortized discount expense of $44,764.

As of June 30, 2024, the Company had drawn a total of $5,873,125, with a debt discount of $151,100 for a net principal balance of $5,722,015 and has equity payable balance $1,258,098.

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

During the second quarter of 2024 the Company issued 8 Convertible Notes payable to related parties for $2,100,000. As an inducement we issued 3,499,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the six months ended June 30, 2024 accrued interest of $162,496 was recorded in connection with the related party convertible notes. The Company recorded $165,256 in amortized debt discount in connections with related party convertible notes.

As of June 30,2024 the Convertible Notes issued to related parties had a principal balance of $6,050,000 with a debt discount of $1,332,714 for a net principal balance of $4,717,286 and accrued interest of $183,741.

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

On January 31 2024, the Lender agreed to postpone the 24-month repayment period to a later period commencing on July 31, 2024,

During the six months ended June 30, 2024, a total of $20,617 of interest was accrued by the company and recorded to equity payable. .

As of June 30, 2024, the Company had an outstanding principal balance of $271,875, an equity payable balance of $96,991 of accrued interest.

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

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”)

During the six months ended June 30, 2024 the company recorded accrued interest of $10,111 in connection with convertible notes and $5,918 in amortized debt discount.

As of June 30, 2024 the Convertible Notes had a principal balance of $250,000 with a debt discount of $28,123 for a net principal balance of $221,877 and accrued interest of $11,455.

Interest Expense

Interest expense was $502,467 and $244,443 during the three months ended June 30, 2024 and 2023, respectively.

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

As of the June 30, 2023 we had an equity payable balance of $307,318.

2024

On June 30, 2024 a total of $445,379 of interest was accrued and settled to equity payable for the issuance of 1,093,267 shares of common stock.

On June 30, 2024 a total of $20,617 of interest was accrued and settled to equity payable for the issuance of 50,609 shares of common stock.

During the six months ended June 30, 2024 no shares were issued and $465,996 equity payable was recorded.

As of the six months ended June 30, 2024 we had an equity payable balance of $1,455,943.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2024.

Options
Outstanding at December 31, 2022	6,691,216
Granted	2,678,500
Exercised	—
Forfeited/canceled	(329,893)
Expired	(1,742,468)
Outstanding at December 31, 2023	7,297,355
Granted	250,000
Exercised	—
Forfeited/canceled	(980,520)
Expired	(2,128,335)
Outstanding at June 30, 2024	4,438,500

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

2024

On April 1, 2024, the Company granted two employees 250,000 options to purchase shares of the Company’s common stock at the closing price as of April 1, 2024 of $0.502 per share. The option shares will vest 25% on the first anniversary of the grant, then equally in 36 monthly installments thereafter, and are exercisable until April 1, 2034. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.63% and an option fair value of $0.212377 was $53,094.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative	$3,224	$53,750	$(39,103)	$118,783
Sales and marketing	88,283	71,796	196,145	140,442
Engineering, research, and development	39,907	38,029	87,032	72,504
	$131,414	$163,575	$244,074	$331,729

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	4.72%	3.37%
Expected life (years)	7.00	7.00
Expected dividend yield	7.00%	—%
Expected volatility	73.63%	75.76%

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

The expected volatility in 2024 and 2023 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2023 and for the six months ended June 30, 2024:

Shares
Outstanding at December 31, 2022	1,929,933
Awarded	414,104
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at December 31, 2023	1,799,025
Awarded	349,710
Released	—
Canceled/forfeited/expired	—
Outstanding at June 30, 2024	2,148,735

Expected to vest at June 30, 2024	2,148,735
Vested at June 30, 2024	2,148,735
Unvested at June 30, 2024	—
Unrecognized expense at June 30, 2024	$—

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

In the six months ended June 30, 2023 the Company recorded $130,005 in restricted stock expense as board compensation.

2024

On March 31, 2024 the company granted five independent directors a total of 162,500 restricted stock units. The units were valued at $81,250 or $.50 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On June 30,2024 the company granted five independent directors a total of 187,210 restricted stock units. The units were valued at $81,249 or $.434 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) June 30, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the six months ended June 30, 2024, the Company recorded $162,499 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative	$81,249	$65,002	$162,499	$130,005
	$81,249	$65,002	$162,499	$130,005

As of June 30, 2024, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of June 30, 2024 and the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	9,563,787	$—	—
Exercised	(5,548,463)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at December 31, 2023	10,163,222	$0.94	2.48
Granted	6,791,661	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at June 30, 2024	16,954,883	$0.80	2.87

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

2024

During the first quarter of 2024, one warrant holders was issued 3,291,664 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,250,000. The Company recorded $466,594 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 93% and an option fair value of $0.1418.

During the second quarter of 2024, one warrant holders was issued 3,499,997 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,100,000. The Company recorded $371,242 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 91% and an option fair value of $0.1768.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$61,168	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$65,916	$—

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

Ruhi Reimer vs. Checkers Drive-In Restaurants, Inc. - JAMS Ref No. 5410000618 – this is a single Claimant arbitration action filed against Mobivity’s business partner alleging that text messages were sent to the consumer in violation of the TCPA’s regulations relating to the National Do Not Call Registry. The parties are beginning discovery at this time and a Merits Hearing has been set for January 14, 2025. Based on our current understanding, we believe that the case is pretextual and was set up in advance by the Claimant and his attorneys. Because discovery has only just started, it is premature to assess whether there is any material risk of an adverse award.

Abboud v. Circle K Stores Case – United States District Court, Dist. Arizona, Case No 2:23-cv-01683-DWL – this is a putative TCPA class action alleging that Mobivity and its business partner initiated text messages in violation of the TCPA’s regulations relating to the National Do Not Call Registry. We believe that plaintiff has sued the wrong defendant and that the client’s other servicer is actually responsible for any text messages that were sent to the putative class. We are actively attempting to persuade Plaintiff’s counsel to drop Mobivity from the suit.

Operating Lease

As of June 30, 2024, we have an operating lease asset balance for this lease of $658,447 and an operating lease liability balance for this lease of $801,492 recorded in accordance with ASC 842.

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

As of June 30, 2024, the Company had drawn a total of $5,873,125, with a debt discount of $151,100 for a net principal balance of $5,993,890

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023.

As of June 30, 2024 there was and outstanding balance of $271,875.

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

During the Second quarter of 2024 the Company 8 Convertible Notes payable to related parties for $2,100,000. As an inducement we issued 3,499,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

As of June 30,2024 the Convertible Notes issued to related parties had a principal balance of $6,050,000 with a debt discount of $1,332,714 for a net principal balance of $4,717,286.

For more details regarding the three related party transactions, please refer to Note 7 - Notes Payable and Interest Expense.

12. Subsequent Events

Convertible Notes

During July 2024, the Company issued three Convertible Notes to Thomas B. Akin for a total amount of $550,000.

Share Issued

On August 2, 2024 a total of 2,395,511 shares of common stock were granted from equity payable to Thomas Akin as settlement of $1,253,423 of interest payable.

On August 2, 2024 a total of 120,883 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $101,658 of interest payable.

Related Party Notes Payable

The Company  entered into Amendment No. 2 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on August 13,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until September 30, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026.

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

During the Second quarter of 2024 the Company 8 Convertible Notes payable to related parties for $2,100,000. As an inducement we issued 3,499,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

2024 Related Party Notes Payable

The Company entered into Amendment No. 2 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended June 30, 2024, were $1,473,040 a decrease of $388,131 compared to $1,861,171 for the same period in 2023.

Revenues for the six months ended June 30, 2024, were $3,073,947 a decrease of $668,706 compared to$3,742,653 for the same period in 2023.

This decrease is primarily due to a decrease of in subscription revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2024, was $979,081, a decrease of $392,125, or 29%, compared to $1,371,206 for the same period in 2023.

Cost of revenues for the six months ended June 30, 2024, was $1,943,492, a decrease of $494,289, or 29%, compared to $2,437,781 for the same period in 2023.

This increase is primarily due to an decrease in SMS/MMS Messaging costs.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses decreased $501,137, or 47%, to $570,016, during the three months ended June 30, 2024, compared to $1,071,153 for the same period in 2023. The increase in general and administrative expenses was primarily due to a decrease in stock related expense for the warrant exercise that occurred during the same period in 2023.

General and administrative expenses decreased $1,397,494, or 53%, to $1,217,765, during the six months ended June 30, 2024, compared to $2,615,259 for the same period in 2023. The increase in general and administrative expenses was primarily due to a decrease in stock related expense for the warrant exercise that occurred during the same period in 2023.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $249,033, or 41%, to $851,944 during the three months ended June 30, 2024, compared to $602,911 for the same period in 2023. The increase is primarily due to an increase in travel and tradeshow expenses.

Sales and marketing expenses increased $320,912, or 25% to $1,615,043 during the six months ended June 30, 2024, compared to $1,294,131 for the same period in 2023. The increase is primarily due to an increase in travel and tradeshow expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $205,062, or 25%, to $1,009,405 during the three months ended June 30, 2024, compared to $804,343 for the same period in 2023. This increase is primarily due to an increase in payroll expenses.

Engineering, research & development expenses increased $494,060, or 32%, to $2,032,778 during the six months ended June 30, 2024, compared to $1,538,718 for the same period in 2023. This increase is primarily due to an increase in payroll expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $33,316, or 91%, to $3,266 during the three months ended June 30, 2024 compared to $36,582 for the same period in 2023. This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2023.

Depreciation and amortization expense decreased $87,309 or 87%, to $13,175 during the six months ended June 30, 2024 compared to $100,484 for the same period in 2023. This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2023.

Interest Expense

Interest expense increased $258,024, or 106%, to $502,467 during the three months ended June 30, 2024, compared to $244,443 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Interest expense increased $417,052, or 86%, to $899,941 during the six months ended June 30, 2024, compared to $482,889 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended June 30. 2024 and 2023 were $0 and $2,500, respectively.

Settlement losses for the six months ended June 30, 2024 and 2023 were $0 and $12,500, respectively.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three and six months ended June 30, 2024 was $0 and $0, respectively. There was no loss on settlement of debt for the three and six months ended June 30, 2023.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2024, was $1 Canadian equals $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2023. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $2,600 and a loss of $137 for the three months ended June 30, 2024 and 2023, respectively.

The change in foreign currency was a loss of $215,329 and a gain of $31,365 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had current assets of $1,383,918, including $282,828 in cash, and current liabilities of $6,813,738, resulting in a working capital deficit of $5,429,820.

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

Cash Flows

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,378,336)	$(1,443,464)
Investing activities	(13,947)	(14,111)
Financing activities	4,042,965	3,577,509
Effect of foreign currency translation on cash flow	215,751	34,923
Net change in cash	$(133,567)	$2,154,857

Operating Activities

We used cash in operating activities totaling $4,378,336 during the six months ended June 30, 2024 and used cash in operating activities totaling $4,750,257 during the six months ended June 30, 2023. Key drivers of the cash used in operating activities are the net loss of $4,770,362 and changes to accounts receivable of $78,461, accrued interest of $639,718, accrued and deferred personnel compensation of $49,632, and deferred revenue and customer deposits of $68,333.

Investing Activities

Investing activities during the six months ended June 30, 2024, consisted of $4,559 of equipment purchases compared to $14,111 in the six months ended June 30, 2023 and $9,388 of cash paid for patent activities comparted $0 compared to the same period in 2023.

Financing Activities

Financing activities during the six months ended June 30, 2024 consisted of $4,050,000 of proceeds from related party convertible notes compared to $0 in the six months ended June 30, 2023 In addition, there was $0 proceeds from conversion of warrants compared to $3,587,487 additional paid in capital from a warrant conversation to common stock in the six months ended June 30, 2023. In the six months ended June 30, 2024, payments of $7,035 were made on notes payable compared to $29,145 in the same period in 2023.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principalf Executive Officer and Interim Chief Financial Officer, concluded that as of June 30, 2024 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (1)
3.2	Bylaws (2)
3.3	Amendment No. 1 to Bylaws (3)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (4)
10.1	Amendment No. 2 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of May 3, 2024, between Mobivity Holdings Corp. and Thomas B. Akin(1)
10.2	Employment Agreement, dated June 12, 2024, with Bryce Daniels (6)
10.3	Amendment No. 3 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of August 13, 2024, between Mobivity Holdings Corp. and Thomas B. Akin
31.1	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

(1) Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on May 09, 2024

(2) Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013

(5) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2024

(6) Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: August 19, 2024	By:	/s/ Thomas B. Akin
Thomas B. Akin
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer
(Principal Accounting Officer)

