Form 10-Q
period 2024-09-30
MOBIVITY HOLDINGS CORP.
filed 2024-11-26
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 25, 2024, the registrant had 70,466,103 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$532,450	$416,395
Accounts receivable, net of allowance for doubtful accounts $35,909 and $16,107, respectively	116,748	29,904
Current assets from discontinued operations	450,517	846,561
Other current assets	267,849	135,916
Total current assets	1,367,564	1,428,776
Right to use lease assets	600,624	770,623
Intangible assets and software development costs, net	57,589	65,916
Other assets	42,349	69,036
TOTAL ASSETS	$2,068,126	$2,334,351
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$586,155	$115,053
Liabilities from discontinued operations	2,261,892	3,257,088
Accrued interest	329,742	21,474
Accrued and deferred personnel compensation	288,064	272,247
Deferred revenue and customer deposits	20,684	155,472
Related party notes payable, net - current maturities	3,840,625	3,072,500
Notes payable, net - current maturities	—	7,154
Operating lease liability, current	295,486	276,072
Other current liabilities	468,125	248,434
Total current liabilities	8,090,773	7,425,494

Non-current liabilities
Related party notes payable, net - long term	8,000,858	4,413,987
Notes payable, net - long term	224,836	265,959
Operating lease liability	436,278	660,852
Total non-current liabilities	8,661,972	5,340,798
Total liabilities	16,752,745	12,766,292

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 70,466,103 and 67,949,709, shares issued and outstanding	70,464	67,950
Equity payable	336,420	989,947
Additional paid-in capital	122,035,163	118,624,601
Accumulated other comprehensive loss	62,856	(153,831)
Accumulated deficit	(137,189,522)	(129,960,608)
Total stockholders’ deficit	(14,684,619)	(10,431,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,068,126	$2,334,351

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Revenues	$226,208	$50,180	$900,008	$183,413
Cost of revenues	120,125	35,671	$541,161	122,782
Gross profit	106,083	14,509	358,847	60,631

Operating expenses
Bad Debt Expense	(7,575)	—	14,849	—
General and administrative	229,968	1,352,383	542,990	2,250,757
Sales and marketing	197,713	132,518	541,762	310,323
Engineering, research, and development	323,752	79,875	840,207	196,376
Depreciation and amortization	612	1,038	2,812	4,022
Total operating expenses	744,470	1,565,814	1,942,620	2,761,478

Loss from operations	(638,387)	(1,551,305)	(1,583,773)	(2,700,847)

Other income/(expense)
Loss of settlement of debt	(6,514)	—	(7,699)	(370)
Interest expense	(529,841)	(237,376)	(1,429,977)	(720,265)
Settlement Losses	—	(399)	—	(870)
Foreign currency gain	—	(3)	(7)	(13)
Total other income/(expense)	(536,355)	(237,778)	(1,437,683)	(721,518)
Loss before income taxes	(1,174,742)	(1,789,083)	(3,021,456)	(3,422,365)
Income tax expense	—	—	—	—
Net loss from continuing operations	(1,174,742)	(1,789,083)	(3,021,456)	(3,422,365)
Loss from discontinued operations	(1,283,810)	(1,989,189)	(4,207,458)	(5,106,164)
Net Loss	(2,458,552)	(3,778,272)	(7,228,914)	(8,528,529)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	1,358	91,825	216,687	123,190
Comprehensive loss	$(1,173,384)	$(1,697,258)	$(2,804,769)	$(3,299,175)
Basic and Diluted	$(0.03)	$(0.06)	$(0.10)	$(0.13)
Weighted average number of shares:
Basic and Diluted	70,482,976	66,785,952	69,719,515	64,878,021

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrant exercise	3,587,487	3,587	—	3,583,900	—	—	3,587,487
Issuance of common stock for settlement of interest payable on related party debt	163,757	164	(7,713)	223,773	—	—	216,224
RSU’s issued - termination of director’s service	545,012	545		(545)			—
Stock based compensation	—	—	—	810,157	—	—	810,157
Foreign currency translation adjustment	—	—	—	—	31,502	—	31,502
Net loss	—	—	—	—	—	(2,478,175)	(2,478,175)
Balance, March 31, 2023	65,607,411	$65,607	$317,086	$113,423,638	$(69,461)	$(120,374,584)	$(6,637,714)
Issuance of common stock for PIPE financing	—	—	—	—	—	—	—
Fair market value of options issued with related party debt	190,156	191	(9,768)	216,033	—	—	206,456
Stock based compensation	—	—	—	228,577	—	—	$228,577
Foreign currency translation adjustment	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	(2,272,082)	(2,272,082)
Balance, June 30, 2023	65,797,567	65,798	307,318	113,868,248	(69,598)	(122,646,666)	(8,474,900)
Issuance of common stock for warrant exercise	1,960,976	1,961	—	1,606,039	—	—	1,608,000
Fair market value of options issued with related party debt	—	—	—	28,463	—	—	28,463
Issuance of common stock for settlement of interest payable on related party debt	191,166	191	(206,456)	206,265	—	—	—
Stock based compensation	—	—	—	1,429,341	—	—	$1,429,341
Foreign currency translation adjustment	—	—	—	—	91,825	—	91,825
Net loss	—	—	—	—	—	(3,778,272)	(3,778,272)
Balance, September 30, 2023	67,949,709	$67,950	$100,862	$117,138,356	$22,227	$(126,424,938)	$(9,095,543)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Fair value of options issued with related party debt		—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors				81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)
Fair value of options issued with related party debt		—	—	619,191	—	—	619,191
Issuance of common stock for settlement of interest payable on related party debt	—	—	465,996		—	—	465,996
Stock based compensation - Employees	—	—	—	131,414	—	—	131,414
Stock based compensation -Directors				81,249			81,249
Foreign currency translation adjustment	—	—	—	—	(2,600)	—	(2,600)
Net loss	—	—	—	—	—	$(2,516,120)	(2,516,120)
Balance, June 30, 2024	67,949,709	$67,950	$1,455,943	$120,116,959	$61,498	$(134,730,970)	$(13,028,620)
Issuance of common stock for settlement of interest payable on related party debt	2,516,394	2,514	(1,355,081)	1,389,977	—	—	37,410
Interest Payable on related party debt recorded to equity payable			235,558				235,558
Fair market value of options issued with related party debt	—	—	—	298,188	—	—	298,188
Stock based compensation - Employees	—	—	—	148,789	—	—	148,789
Stock Based Compensation - Directors				81,250			81,250
Foreign currency translation adjustment	—	—	—	—	1,358	—	1,358
Net loss	—	—	—	—	—	$(2,458,552)	(2,458,552)
Balance, September 30, 2024	70,466,103	70,464	336,420	122,035,163	62,856	(137,189,522)	(14,684,619)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net Loss	$(7,228,914)	$(8,528,529)
Net loss from discontinued operations	4,207,458	5,106,164
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on Settlement of Debt - related party	37,410	10,857
Bad debt expense	14,849	—
Stock-based compensation	636,612
Loss on disposal of fixed assets	—	—
Intangible Asset Impairment	—	—
Depreciation and amortization expense	48,341	162,209
Amortization of Debt Discount	372,847	89,349
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(101,693)	683,060
Other current assets	—	9,634
Other assets	—	(13,250)
Accounts payable	471,102	104,093
Prepaid Expenses	(131,933)	(46,231)
Accrued interest	1,009,822	621,806
Accrued and deferred personnel compensation	15,939	(457,687)
Other liabilities - current	219,691	(34,036)
Lease Operating Assets	(35,161)	(30,155)
Deferred revenue and customer deposits	(134,788)	(684,175)
Net Cash Used in Operating Activities of continuing operations	(598,418)	(3,006,891)
Net Cash Used in Operating Activities of discontinuing operations	(4,806,610)	(2,638,089)
Net cash used in operating activities	$(5,405,028)	$(5,644,980)

INVESTING ACTIVITIES
Cash paid for patent activities	(8,768)	(6,300)
Purchases of equipment	(4,559)	(18,252)
Net cash used in investing activities	(13,327)	(24,552)

FINANCING ACTIVITIES
Payments on notes payable	(7,035)	(20,004)
Proceeds from Related Party Debt	5,325,000	400,000
Proceeds from conversion of common stock warrants	—	5,195,487
Net cash provided by (used in) financing activities	5,317,965	5,575,483

Effect of foreign currency translation on cash flow	216,445	125,243

Net Change in cash	116,055	31,194
Cash at beginning of period	$416,395	$426,740
Cash at end of period	532,450	457,934
Supplemental disclosures
Interest paid	$11,571	$9,110

Non-cash investing and financing activities:
Fair Value of Options issued with related party debt	$1,389,673	$28,463
Shares Issued for settlement of debt	—	411,823
Shares issued for settlement of debt - related party	701,554	223,937
Par Value of RSU’s issued - termination of director’s service	$—	$545

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

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”). Given that the effect of the Asset Purchase Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of discontinued operations, the assets, liabilities, and operating results of Mobivity Holdings Corp have been classified as discontinued operations as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

As of September 30, 2024, and December 31, 2023 we recorded an allowance for doubtful accounts of $35,909 and $16,107, respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024 and 2023, two customers accounted for 52% and 51% of our revenues, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended September 30, 2024 and 2023, the comprehensive loss was $1,173,384, and $1,697,258 respectively. For the nine months ended September 30, 2024 and 2023, the comprehensive loss was $2,804,769 and $3,299,175 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $151,953 and $169,549 for the nine months ended September 30, 2024 and 2023, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2024 and 2023, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

3. Discontinued Operations

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”).

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31,2023
Assets		$
Current assets
Accounts receivable	$450,517		$846,561

Total Assets	$450,517		$846,561

Liabilities
Current liabilities
Accounts Payable	$2,261,892		$3,257,088

Total Liabilities	$2,261,892		$3,257,088

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1,072,865	$1,582,891	$3,473,012	$5,192,311
Cost of Revenue	570,704	1,125,209	2,093,161	3,475,879
Gross Profit	502,161	457,682	1,379,851	1,716,432

Operating Expenses
Bad Debt Expense	(29,232)	—	70,428	—
General and administrative	476,788	940,240	1,381,340	2,657,125
Sales and marketing	566,510	575,880	1,837,504	1,692,206
Engineering, research and development	738,649	888,671	2,254,966	2,310,888
Depreciation and amortization	2,360	29,380	13,335	126,880
Total operating expenses	1,755,075	2,434,171	5,557,573	6,787,099

Loss from Operations	(1,252,914)	(1,976,489)	(4,177,722)	(5,070,667)

Other income/(expense)
Loss on settlement of debt	(30,896)	—	(29,711)	(10,487)
Interest expense	—	—	—	—
Settlement Losses	—	(12,601)	—	(24,630)
Foreign currency gain	—	(99)	(25)	(380)
Total other income/(expense)	(30,896)	(12,700)	(29,736)	(35,497)

Net Loss from Discontinued Operations	$(1,283,810)	$(1,989,189)	$(4,207,458)	$(5,106,164)

The Company’s execution of the Asset Purchase Agreement has met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are not reported separately in the Consolidated Statements of Cash Flows. The assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented.

4. Going Concern

We had $532,450 of cash as of September 30, 2024. We had a net loss of $7,228,914 for the nine months ended September 30, 2024, and we used $5,405,028 of cash in our operating activities during that time. In the nine months ended September 30, 2023 we had a net loss of $8,528,529  and used $5,644,980 of cash in our operating expenses. We raised $3.0 million in cash Convertible Notes issued during 2023. We raised an additional $5.3 million from the issuance of convertible notes in 2024. There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $137.2 million as of September 30, 2024. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at September 30, 2024
Patents and trademarks	$53,663	$8,768	$—	$(4,930)	$—	$57,501
Customer and merchant relationships	6,138	—	—	$(6,138)	—	—
Trade names	1,609	—	—	$(1,609)	—	—
	$61,410	$8,768	$—	$(12,677)	$—	$57,501

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $12,677 and $28,689 for the nine months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $1,819 and $10,747 for the three months ended September 30, 2024 and 2023, respectively.

The estimated future amortization expense of our intangible assets as of September 30, 2024 was as follows:

Year ending December 31,	Amount
2024	$1,811
2025	$7,246
2026	$7,246
2027	$7,246
2028	$7,246
Thereafter	$26,706
Total	$57,501

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

The following table presents details of our software development costs as of September 30, 2024 and December 31, 2023:

	Balance at December 31, 2023	Additions	Amortization	Balance at September 30, 2024
Software Development Costs	$4,506	$—	$(4,418)	$88
	$4,506	$—	$(4,418)	$88

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

Amortization expense for software development costs was $1,140 and $18,120 for the three months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for software development costs was $4,418 and $95,694 for the nine months ended September 30, 2024 and 2023, respectively.

The estimated future amortization expense of software development costs as of September 30, 2024 is as follows:

Year ending December 31,	Amount
2024	$88
2025	—
2026	—
2027	—
2028	—
Thereafter	—
Total	$88

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of September 30, 2024, we have an operating lease asset balance of $600,624 and an operating lease liability balance of $731,764 recorded in accordance with ASC 842, Leases (ASC “842”).

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470.

The following are additional details related to leases recorded on our balance sheet as of September 30, 2024:

Leases	Classification	Balance at September 30, 2024
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$600,624
Total lease assets		$600,624

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$295,486
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$436,278
Total lease liabilities		$731,764

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2024	$82,863
2025	337,568
2026	344,241
2027	28,733
2028	—
Thereafter	—
Total future lease payments	793,405
Less: imputed interest	(61,641)
Total	$731,764

Weighted Average Remaining Lease Term (years)
Operating leases	2.33

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2024 and December 31, 2023:

Facility	Maturity	Interest Rate	Balance at September 30, 2024	Balance at December 31, 2023
ACOA Note	February 1, 2024	15%	—	7,154
Related Party Secured Promissory Note	June 30, 2026	8%	5,718,738	5,677,251
Related Party Convertible Notes	various	15%	5,850,870	1,587,361
Related Party Unsecured Promissory Note	June 30,2026	8%	271,875	271,875
Convertible Notes	Various	15%	224,836	215,959
Total Debt			12,066,319	7,759,600
Less current portion			(3,840,625)	(3,079,654)
Long-term debt, net of current portion			$8,225,694	$4,679,946

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

During the nine months ended September 30, 2024 we repaid $7,035 USD of principal. The final payment was made on February 28, 2024 and the loan is paid in full.

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

On August 13, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 3 (the “Amendment”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026.

During the nine months ended September 30, 2024, a total of $681,432 of interest was accrued by the company. The company recorded amortized discount expense of $64,053.

As of September 30, 2024, the Company had drawn a total of $5,873,125, with a debt discount of $201,087 for a net principal balance of $5,672,038 and has equity payable balance $336,417.

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

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the third quarter of 2024 the Company issued 4 Convertible Notes payable to related parties for $1,275,000. As an inducement we issued 2,124,999 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the nine months ended September 30, 2024 accrued interest of $293,735 was recorded in connection with the related party convertible notes. The Company recorded $299,917 in amortized debt discount in connections with related party convertible notes.

As of September 30, 2024 the Convertible Notes issued to related parties had a principal balance of $7,325,000 with a debt discount of $1,425,974 for a net principal balance of $5,899,026 and accrued interest of $313,233.

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

On January 31 2024, the Lender agreed to postpone the 24-month repayment period to a later period commencing on July 31, 2024.

During the nine months ended September 30, 2024, a total of $20,122 of interest was accrued by the company and recorded to equity payable.

As of September 30, 2024, the Company had an outstanding principal balance of $271,875, an equity payable balance of $20,122 of accrued interest.

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

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”)

During the nine months ended September 30, 2024 the company recorded accrued interest of $15,222 in connection with convertible notes and $8,876 in amortized debt discount.

As of September 30, 2024 the Convertible Notes had a principal balance of $250,000 with a debt discount of $25,165 for a net principal balance of $224,835 and accrued interest of $16,509.

Interest Expense

Interest expense was $529,841 and $237,376 during the three months ended September 30, 2024 and 2023, respectively.

Interest expense was $1,429,977 and $720,265 during the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2023 a total of 163,757 shares were issued from stock payable related to related party accrued interest.

As of the September 30, 2023 we had an equity payable balance of $100,862.

2024

On June 30, 2024 a total of $445,379 of interest was accrued and settled to equity payable for the issuance of 1,093,267 shares of common stock.

On June 30, 2024 a total of $20,617 of interest was accrued and settled to equity payable for the issuance of 50,609 shares of common stock.

On September 30, 2024 a total of $225,136 of interest was accrued and settled to equity payable for the issuance of 964,593 shares of common stock.

On September 30, 2024 a total of $10,422 of interest was accrued and settled to equity payable for the issuance of 44,653 shares of common stock.

During the nine months ended September 30, 2024 2,516,394 shares were issued for $1,355,081 from equity payable and $235,558 equity payable was recorded.

As of the nine months ended September 30, 2024 we had an equity payable balance of $336,420.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2024.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,691,216	$1.19	5.86
Granted	2,678,500	$—	—
Exercised	—	$—	—
Forfeited/canceled	(329,893)	$—	—
Expired	(1,742,468)	$0.90	7.28
Outstanding at December 31, 2023	7,297,355	$—	—
Granted	260,000	$—	—
Exercised	—	$—	—
Forfeited/canceled	(949,520)	$—	—
Expired	(2,163,335)	$—	—
Outstanding at September 30, 2024	4,444,500	$0.92	7.72

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

On August 14, 2024, the Company granted one employee 10,000 options to purchase shares of the Company’s common stock at the closing price as of August 14, 2024 of $0.502 per share. The option shares will vest 25% immediately, then equally in 36 monthly installments thereafter, and are exercisable until August 14, 2034. The total estimated value using the Black-Scholes Model, based on a volatility rate of 73.63% and an option fair value of $0.0724 was $724.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$3,261	$62,599	$(35,842)	$181,382
Sales and marketing	105,100	108,348	301,245	248,790
Engineering, research, and development	40,429	46,830	127,461	119,334
	$148,790	$217,777	$392,864	$549,506

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,
	2024	2023
Risk-free interest rate	4.69%	3.99%
Expected life (years)	7.00	7.50
Expected dividend yield	—%	—%
Expected volatility	73.63%	73.47%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2023 and for the nine months ended September 30, 2024:

Shares
Outstanding at December 31, 2022	1,929,933
Awarded	414,104
Released	(545,012)
Canceled/forfeited/expired	—
Outstanding at December 31, 2023	1,799,025
Awarded	715,205
Released	—
Canceled/forfeited/expired	—
Outstanding at September 30, 2024	2,514,230

Expected to vest at September 30, 2024	2,514,230
Vested at September 30, 2024	2,514,230
Unvested at September 30, 2024	—
Unrecognized expense at September 30, 2024	$—

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

In the nine months ended September 30, 2023 the Company recorded $195,006 in restricted stock expense as board compensation.

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

On September 30, 2024 the company granted five independent directors a total of 365,495 restricted stock units. The units were valued at $81,250 or $.222 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30, 2026, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the nine months ended September 30, 2024, the Company recorded $243,749 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative	$81,250	$65,001	$243,749	$195,006
	$81,250	$65,001	$243,749	$195,006

As of September 30, 2024, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of September 30, 2024 and the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	9,563,787	$—	—
Exercised	(5,548,463)	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at December 31, 2023	10,163,222	$0.94	2.48
Granted	8,916,660	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	—	$—	—
Outstanding at September 30, 2024	19,079,882	$0.77	2.13

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

During the third quarter of 2024, one warrant holders was issued 2,124,999 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $1,275,000. The Company recorded $176,219 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 104% and an option fair value of $0.1403.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$57,589	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2023 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$65,916	$—

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

Operating Lease

As of September 30, 2024, we have an operating lease asset balance for this lease of $600,624 and an operating lease liability balance for this lease of $731,764 recorded in accordance with ASC 842.

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

As of September 30, 2024, the Company had drawn a total of $5,873,125, with a debt discount of $201,087 for a net principal balance of $5,672,038 and has equity payable balance $336,417.

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023.

As of September 30, 2024, the Company had an outstanding principal balance of $271,875, an equity payable balance of $20,122 of accrued interest.

Convertible Notes

During first quarter of 2024, the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the third quarter of 2024 the Company issued 4 Convertible Notes payable to related parties for $1,275,000. As an inducement we issued 2,124,999 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

As of September 30, 2024 the Convertible Notes issued to related parties had a principal balance of $7,325,000 with a debt discount of $1,425,974 for a net principal balance of $5,899,026 and accrued interest of $313,233.

For more details regarding the three related party transactions, please refer to Note 7 - Notes Payable and Interest Expense.

12. Sales of Certain Contracts

Acquisition by SMS Factory

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”).

In consideration for the Business Assets, SMS Factory is expected to assume certain Performance Obligations and pay to the Company, for a period of two years following the Closing Date, an Earn-Out Payment in an amount equal to two times the Gross Profit earned from each Customer Account, including an upfront pre-payment of the Earn-Out Payment equal to $303,000.

The Asset Purchase Agreement includes customary representations, warranties and covenants by the parties.

13. Subsequent Events

Convertible Notes

During October 2024, the Company issued one Convertible Notes to Thomas B. Akin for a total amount of $350,000.

Related Party Notes Payable

The Company entered into Amendment No. 4 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on November 21,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until March 31, 2027. Principal payments have been deferred to a period beginning on April 30, 2025 and ending March 31, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends, or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2023 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 17, 2024, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Mobivity Holdings Corp. (the “Company” or “us”, “our”, or we”) develops and operates proprietary platforms over which brick and mortar brands and digital first enterprises can conduct national and localized, data-driven marketing campaigns with unique targeting, incentivization and promotion to drive customer acquisition and loyalty. The company’s core technology platform, RecurrencyTM, enables

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

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful or implemented at all.

Recent Events

2024 Related Party Convertible Notes

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

During the third quarter of 2024 the Company issued 4 Convertible Notes payable to related parties for $1,275,000. As an inducement we issued 2,124,999 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

Acquisition of Certain Contracts by SMS Factory

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”).

In consideration for the Business Assets, SMS Factory is expected to assume certain Performance Obligations and pay to the Company, for a period of two years following the Closing Date, an Earn-Out Payment in an amount equal to two times the Gross Profit earned from each Customer Account, including an upfront pre-payment of the Earn-Out Payment equal to $303,000. The Asset Purchase Agreement includes customary representations, warranties and covenants by the parties.

Results of Operations

Revenues

Revenues consist primarily of those generated by a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the three months ended September 30, 2024, were $226,208 an increase of $176,028 compared to $50,180 for the same period in 2023.

Revenues for the nine months ended September 30, 2024, were $900,008 an increase of $716,595 compared to $183,413 for the same period in 2023.

This decrease is primarily due to a decrease of in subscription revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2024, was $120,125, an increase of $84,454, or 237%, compared to $35,671 for the same period in 2023.

Cost of revenues for the nine months ended September 30, 2024, was $541,161, an increase of $418,379, or 237%, compared to $122,782 for the same period in 2023.

This increase is primarily due to an decrease in SMS/MMS Messaging costs.

Bad Debt Expense

Bad Debt expense for the nine months ended September 30, 2024 was $14,849, an increase of $14,849, or 100%, compared to $0 for the nine months ended September 30, 2023. This increase is due to a decrease in past due invoices.

Bad Debt expense for the three months ended September 30, 2024 was a gain of $7,575 an decrease of $7,575, or 100%, compared to $0 for the three months ended September 30, 2023. This decrease is due to a decrease in past due invoices.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses decreased $1,122,415, or 83%, to $229,968, during the three months ended September 30, 2024, compared to $1,352,383 for the same period in 2023. The decrease in general and administrative expenses was primarily due to a decrease in stock related expense for the warrant exercise that occurred during the same period in 2023.

General and administrative expenses decreased $1,707,767, or 76%, to $542,990, during the nine months ended September 30, 2024, compared to $2,250,757 for the same period in 2023. The decrease in general and administrative expenses was primarily due to a decrease in stock related expense for the warrant exercise that occurred during the same period in 2023.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $65,195, or 49%, to $197,713 during the three months ended September 30, 2024, compared to $132,518 for the same period in 2023. The increase is primarily due to an increase in travel and tradeshow expenses.

Sales and marketing expenses increased $231,439, or 75% to $541,762 during the nine months ended September 30, 2024, compared to $310,323 for the same period in 2023. The increase is primarily due to an increase in travel and tradeshow expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $243,877, or 305%, to $323,752 during the three months ended September 30, 2024, compared to $79,875 for the same period in 2023. This increase is primarily due to an increase in payroll expenses.

Engineering, research & development expenses increased $643,831, or 328%, to $840,207 during the nine months ended September 30, 2024, compared to $196,376 for the same period in 2023. This increase is primarily due to an increase in payroll expenses.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $426, or 41%, to $612 during the three months ended September 30, 2024 compared to $1,038 for the same period in 2023.This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2023.

Depreciation and amortization expense decreased $1,210 or 30%, to $2,812 during the nine months ended September 30, 2024 compared to $4,022 for the same period in 2023.This decrease is primarily due to decrease in intangible assets due to impairment at the end of 2023.

Interest Expense

Interest expense increased $292,465, or 123%, to $529,841 during the three months ended September 30, 2024, compared to $237,376 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Interest expense increased $709,712, or 99%, to $1,429,977 during the nine months ended September 30, 2024, compared to $720,265 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended September 30, 2024 and 2023 were $0 and $399, respectively.

Settlement losses for the nine months ended September 30, 2024 and 2023 were $0 and $870, respectively.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the three months ended September 30, 2024 and 2023 was $6,514 and $7,699, respectively.

Loss on settlement of debt for the nine months ended September 30, 2024 and 2023 was $0 and $370, respectively.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2024, was $1 Canadian equals $0.74 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2023. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $1,358 and a loss of $91,825 for the three months ended September 30, 2024 and 2023, respectively.

The change in foreign currency was a gain of $216,687 and a gain of $123,190 for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of September 30, 2024, we had current assets of $1,367,564, including $532,450 in cash, and current liabilities of $8,090,773, resulting in a working capital deficit of $6,723,209.

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

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,405,028)	$(5,644,980)
Investing activities	(13,327)	(24,552)
Financing activities	5,317,965	5,575,483
Effect of foreign currency translation on cash flow	216,445	125,243
Net change in cash	$116,055	$31,194

Operating Activities

We used cash in operating activities totaling $5,405,028 during the nine months ended September 30, 2024 and used cash in operating activities totaling $5,644,980 during the nine months ended September 30, 2023. Key drivers of the cash used in operating activities are the net loss of $7,228,914, a net loss from discontinued operations of $4,207,458  changes to accounts receivable of $86,844, accrued interest of $1,009,822, stock-based compensation of $636,612, accounts payable of $471,102, and amortization of debt discount of $372,874.

Investing Activities

Investing activities during the nine months ended September 30, 2024, consisted of $4,559 of equipment purchases compared to $20,004 in the nine months ended September 30, 2023 and $8,768 of cash paid for patent activities comparted $0 compared to the same period in 2023.

Financing Activities

Financing activities during the nine months ended September 30, 2024 consisted of $5,325,000 of proceeds from related party convertible notes compared to $400,000 in the nine months ended September 30, 2023 In addition, there was $0 proceeds from conversion of warrants compared to $5,195,487 additional paid in capital from a warrant conversation to common stock in the nine months ended September 30, 2023. In the nine months ended September 30, 2024, payments of $7,035 were made on notes payable compared to $20,004 in the same period in 2023.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principal Executive Officer and Interim Chief Financial Officer, concluded that as of September 30, 2024 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Marina Soliman v. Subway Franchisee Advertising Fund Trust, LTD, Second Circuit Court of Appeals, Case No. 22-1726 – this is putative class action alleging that the Company initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The district court granted the Company’s motion to dismiss. The matter has been under submission with the Court of Appeals since October 24, 2023. In the event that the Court reverses and remands the matter, the Company intends to seek an individual settlement of the matter, and if one cannot be reached, the Company intends to vigorously defend the matter.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 25, 2024, by and between Mobivity Holdings Corp. and SMS Factory, Inc.
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (incorporated by reference to Exhibit 3.1[FD1] to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024) [FD1]Note, we added the specific exhibit references (it is typically not sufficient to refer to the report as a whole).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 20, 2008)
3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 20, 2008)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 24, 2013)
10.1	Amendment No. 4 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of November 21, 2024, between Mobivity Holdings Corp. and Thomas B. Akin*
31.1	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: November 26, 2024	By:	/s/ Bryce D. Daniels
Bryce D. Daniels
President
(Principal Executive Officer)

Date: November 26, 2024	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer (Principal Accounting Officer)

