Form 10-K
period 2024-12-31
MOBIVITY HOLDINGS CORP.
filed 2025-04-07
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2024 was $23,850,348, calculated at the price at which the common equity was last sold.

As of April 6, 2025, the registrant had 72,412,335 shares of common stock issued and outstanding.

MOBIVITY HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED December 31, 2024

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

Company Strategy

Our objective is to build an industry-leading mobile marketing technology product that bridges between in-person and digital environments powering a unique and defensible alternative for digital-first businesses to engage and retain their customers by rewarding them with real-world products and offers. The key elements to our strategy are:

●	Exploit the competitive advantages and operating leverage of our technology platform. The core of our business is our ability to integrate our Recurrency platform into digital environments and deliver rewards based on activities taken in a digital environment. Because of our long history operating as a loyalty marketing solution we believe we have a defensible head start and ability to continue building products and features that will retain our competitive advantage.
●	Evolve our sales and customer support infrastructure to uniquely meet the needs of the quickly evolving digital marketing universe. We have quickly evolved our organization and business to fill a gap in the digital marketing landscape. Through continued innovation and emphasis on automation and predictive analytics we believe we will expand our niche and create further value for our Connected Rewards Customers.
●	Acquire complementary businesses and technologies. We will continue to search and identify unique opportunities which we believe will enhance our product features and functionality, revenue goals, and technology. We intend to target companies with some or all of the following characteristics: (1) an established revenue base; (2) strong and defensible technology services that further build out and differentiate our platform; (3) opportunities for substantial expense reductions through integration into our platform; and (4) strong sales teams. Our acquisitions have historically been consummated through the issuance of a combination of our common stock and cash.
●	Build our intellectual property portfolio. We currently have eight issued patents that we believe have significant potential application in the technology industry. We plan to continue our investment in building a strong intellectual property portfolio.

While these are the key elements of our current strategy, there can be no guarantees that our strategy will not change or that our strategy will be successful.

Recent Developments

Related Party Convertible Notes

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,291,664  warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to related parties for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the twelve months ended December 31, 2024 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $8,850,000 with a debt discount of $1,331,375 for a net principal balance of $7,518,625 and accrued interest of $479,156.

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

Our total engineering, research and development expenditures in 2024 and 2023 were $1,048,464 and $438,455, respectively.

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

Customers

During the years ended December 31, 2024 and 2023 two customers accounted for 57% and 55% of our revenues, respectively

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

Employees

As of March 27 2025, we had 28 employees, consisting of 13 full-time in research and development, 10 full-time in sales and marketing, and 4 full-time in general and administrative.

Available Information

The Company maintains a website at www.mobivity.com, where our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act can be found.

Item 1A. Risk Factors.

Risks Relating to Our Business

We may need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all. As of December 31, 2024, we had working capital deficit of $4,862,421. We raised $6.9 million in cash Convertible Notes issued during 2024.

In addition, we raised $2.3 million cash Convertible Notes issued during the 1st quarter of 2025. While we believe that our additional cash from our warrant conversion along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months. Also, we expect that we may require additional capital beyond the next 12 months unless we are able to achieve and maintain a profitable operation. In the event we require additional capital we will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced, and our stockholders may experience additional dilution in net book value per share.

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

The Company entered in to a sublease to lease our existing office space at located at 3133 W. Frye Road, Suite 215, Chandler, Arizona, on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470.

Item 3. Legal Proceedings.

As of the date of this report, the company has two pending legal proceeding related to the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The first proceeding is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages to Plaintiff and members of a putative class in violation of the TCPA. The defense of the matter was tendered to the Company by its client, and our firm took over the defense of the matter. We have not yet responded to the complaint and no discovery has been conducted so we are unable to determine at this time whether it may result in a “material” exposure as defined. The Company intends to seek an individual settlement of this matter and if one cannot be reached it intends to vigorously defend the matter for its client.

The second proceeding is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The defense of the matter was tendered to the Company by its client, and our firm is managing the defense of the matter. We have not yet responded to the complaint and no discovery has been conducted so we are unable to determine at this time whether it may result in a “material” exposure as defined. The Company intends to seek an individual settlement of this matter and if one cannot be reached it intends to vigorously defend the matter for its client.

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

Holders of Record

As of March 27, 2025, there were 149 holders of record of our common stock, not including shares held in street name.

Dividend Policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Stock Repurchases

We did not repurchase any of our common stock in 2024 or 2023.

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

Recent Events

Related Party Convertible Notes

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,291,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to related parties for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the twelve months ended December 31, 2024 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $8,850,000 with a debt discount of $1,331,375 for a net principal balance of $7,518,625 and accrued interest of $479,156.

Results of Operations and Financial Conditions

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

Revenues consist primarily of a suite of products under the Recurrency platform. The Recurrency platform is comprised of POS Data Capture, Analytics, Offers and Promotions, Predictive Offers, Personalized Receipt Promotions, Customized Mobile Messaging, Belly Loyalty, and other revenues.

Revenues for the twelve months ended December 31, 2024 were $1,143,535, an increase of $75,863, or 7.1%, compared to $1,067,672 for the twelve months ended December 31, 2023. This increase is primarily due an increase in Connected Rewards customers.

Cost of Revenues

Cost of revenues consist primarily of cloud-based software licensing fees, short code maintenance expenses, personnel related expenses, and other expenses.

Cost of revenues for the twelve months ended December 31, 2024 was $512,901, a decrease of $262,976, or 33.9%, compared to $775,877 for the twelve months ended December 31, 2023. This decrease is primarily due to a decrease in cost associated with providing our Connected Rewards programs.

The gross profit margin was 55.0% and 27.0% for the twelve months ended December 31, 2024 and 2023, respectively. Higher gross profit margin in 2024 is primarily due to adjustments made to rewards pricing.

Bad Debt

Bad Debt expense for the twelve months ended December 31, 2024 was a gain of $971 a decrease of $29,772, or 103.4%, compared to $28,801 for the twelve months ended December 31, 2023. This decrease is due primarily to a decrease in the average bad debt in our Connected Rewards business.

General and Administrative

General and administrative expenses consist primarily of administrative salaries and personnel related expenses, legal fees, stock-based compensation expense, consulting costs and other expenses.

General and administrative expenses for the twelve months ended December 31, 2024 were $1,337,644, a decrease of $2,984,680, or 69.1%, compared to $4,322,324 for the twelve months ended December 31, 2023. The decrease in general and administrative expense was primarily due an decrease in share based expense from the two warrant issuances during the previous year.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, sales travel, consulting costs and other expenses.

Sales and marketing expenses for the twelve months ended December 31, 2024 were $2,772,216, an increase of $592,806, or 27.2%, compared to $2,179,410 for the twelve months ended December 31, 2023. The increase in 2024 was primarily due to an increase trade show and travel expense to promote Connected Rewards.

Engineering, Research, and Development Expense

Engineering, research, and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, consulting costs and other expenses.

Engineering, research, and development expenses for the twelve months ended December 31, 2024, were $3,596,761, an increase of $498,500 or 16.1%, compared to $3,098,261 for the twelve months ended December 31, 2023. The increase in 2024 was primarily due to an increase in engineering payroll dedicated to Connected Rewards.

Depreciation and Amortization Expense

Depreciation and amortization expense consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expenses for the twelve months ended December 31, 2024, were $51,192 a decrease of $2,768, or 5.1%, compared to $53,960 for the twelve months ended December 31, 2023. This decrease is primarily attributable to the decrease in amortized assets.

Interest Expense

Interest expense consists of stated or implied interest expense on our notes payable, amortization of note discounts, and amortization of deferred financing costs.

Interest expense for the twelve months ended December 31, 2024 was $1,943,412, an increase of $915,730, or 89.1%, compared to $1,027,682 for the twelve months ended December 31, 2023. The increase is primarily attributable to the increased principal on short- and long-term borrowings during the year.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the twelve months ended December 31, 2024 were $0, a decrease of $19,250 or 100%, compared to $19,250 in the twelve months ended December 31, 2023. The decrease is due to a decrease in the number of TCPA claim settlement payments.

Loss on Settlement of Debt

Loss on Settlement of debt consists of the expense from the settlement of notes payable when they are settled into shares.

Loss on settlement of debt for the twelve months ended December 31, 2024 and 2023 was $106,252 and $10,857, respectively.

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the year ended December 31, 2024 and 2023 was $1 Canadian equals $0.73 and $0.74 U.S. Dollars, respectively. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $29 and a loss of $391 for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have 1,261,240 of cash as of December 31, 2024. We had a net loss of $10.2 million for the year ended 2024, and we used $6.1 million of cash in our operating activities during 2024. We raised $6.9 million in cash Convertible Notes issued during 2024.

Our additional cash from our convertible notes along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

If our cash reserves prove insufficient to sustain operations, we plan to raise additional capital by offering additional convertible notes. In addition we currently have an additional $126,875 available on our current line of credit. We may need additional financing thereafter until we can achieve profitability. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Any future financing may involve substantial dilution to existing investors.

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

Cash Flows

	For the Year Ended
	December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(6,066,156)	$(8,067,469)
Investing activities	(13,327)	(16,255)
Financing activities	6,842,965	8,090,492
Effect of foreign currency translation on cash flow	216,106	(17,113)
Net change in cash	$979,588	$(10,345)

Operating Activities

We incurred a net loss in operating activities totaling $6,066,156 in 2024 and $8,067,469 in 2023, respectively. The decrease in net loss in operating activities in 2024 compared to 2023 was due primarily to the reduction of expense associated with warrant conversions from 2023 that were absent in 2024.

Investing Activities

Investing activities during twelve months ended December 31, 2024, $13,327 of equipment purchases compared to $16,255 in twelve months ended December 31, 2023.

Financing Activities

Financing activities for 2024 include convertible notes issued in the amount of $6,850,000 offset by payment on notes payable of $7,035. In 2023 financing activities include net proceeds from PIPE funding of $5,195,487, proceeds of $250,000 from notes payable, and $2,700,000 proceeds from related party notes, offset by payments on notes payable of $54,995.

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

Reportable Segments

The customer acquisition and engagement segment derives revenues from customers by ways for customers to acquire new customers and in increase customer retention by email, text messaging and app interaction. the first is The Company’s Connected Reward program that encourages engage by offering real life rewards through on of the many marketing channels. In addition, we offer SMS messaging programs that allow the companies to send company updates, offers and promotions through email and SMS/MMS messaging. The accounting policies are the same as the policies listed in the summary of significant accounting policies.

The chief operating decision maker (“CODM”) of the Company is our President who assesses performance of our single operating segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations, as well as through other performance measures. The CODM considers consolidated net loss in deciding how to allocate resources into the Company based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the customer acquisition and engagement or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company has one reportable segment: customer acquisition and engagement. The customer acquisition and engagement segment provides customer with the ability to engage customers though email, SMS/MMS messaging and through our unique fee-for action contracts such as a fee for downloading an app, or a fee for achieving a certain action in a digital app, or acquiring a loyalty member. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. All revenue is derived using our Recurrency platform which is designed to leverage point-of-sale data, along with cognitive computing, to increase visits, spend, and loyalty from consumers.

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment	Revenue
Revenues	$1,143,535
Less:
Customer Acquisition Costs	512,901
Dues and Subscriptions	16,278
Legal and Accounting and Professional Fees	409,246
Travel Expense	79,003
Administrative Expenses	287,611
Advertising Expense	223,129
Payroll and Related Expense	6,741,575
Interest Expense	1,943,412
Other Expenses (1)	106,281
Customer Acquisition and Engagement segment Net Income	$(9,175,901)

(1) Other Expense includes loss on settlement of debt and foreign currency gain(loss)

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

During the years ended December 31, 2024 and 2023 two customers accounted for 57% and 55% of our revenues, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mobivity Holdings Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mobivity Holdings Corp. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in note 2 to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

The Woodlands, TX

April 7, 2025

Firm ID 2738

Mobivity Holdings Corp.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$1,261,240	$316,395
Restricted Cash	134,743	100,000
Accounts receivable, net of allowance for doubtful accounts of $44,752 and $16,107, respectively	142,766	155,854
Current assets from discontinued operations	214,779	720,611
Other current assets	178,336	135,916
Total current assets	1,931,864	1,428,776
Right to use lease assets	541,618	770,623
Intangible assets, net	55,689	65,916
Fixed Assets	29,265	69,036
TOTAL ASSETS	$2,558,436	$2,334,351
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,643,602	$3,372,141
Accrued interest	497,848	21,474
Accrued and deferred personnel compensation	306,605	272,247
Deferred revenue and customer deposits	143,595	155,472
Related party notes payable, net - current maturities	2,315,703	3,072,500
Notes payable, net - current maturities	—	7,154
Operating lease liability	302,178	276,072
Other current liabilities	584,754	248,434
Total current liabilities	6,794,285	7,425,494

Non-current liabilities
Related party notes payable, net - long-term	11,166,945	4,413,987
Notes payable, net - long-term	227,794	265,959
Operating lease liability	358,674	660,852
Other Non-Current Liabilities	1,175,000	—
Total non-current liabilities	12,928,413	5,340,798
Total liabilities	19,722,698	12,766,292
Commitments and Contingencies (See Note 13)
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 70,466,103 and 67,949,709, shares issued and outstanding	70,464	67,950
Equity payable	571,979	989,947
Additional paid-in capital	122,323,597	118,624,601
Accumulated other comprehensive income (loss)	63,204	(153,831)
Accumulated deficit	(140,193,506)	(129,960,608)
Total stockholders’ equity (deficit)	(17,164,262)	(10,431,941)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,558,436	$2,334,351

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Operations and Comprehensive Loss

Fixed Assets	For the Year Ended December 31,
	2024	2023
Revenues
Revenues	$1,143,535	$1,067,672
Cost of revenues	512,901	775,877
Gross profit	630,634	291,795
Operating expenses
Bad Debt	(971)	28,801
General and administrative	1,337,644	4,322,324
Sales and marketing	2,772,216	2,179,410
Engineering, research, and development	3,596,761	3,098,261
Depreciation and amortization	51,192	53,960
Total operating expenses	7,756,842	9,682,756
Loss from operations	(7,126,208)	(9,390,961)
Other income/(expense)
Interest expense	(1,943,412)	(1,027,682)
Settlement Losses	—	(19,250)
Loss on settlement of debt	(106,252)	(10,857)
Foreign currency gain (loss)	(29)	(391)
Total other income (expense)	(2,049,693)	(1,058,180)
Loss before income taxes	(9,175,901)	(10,449,141)
Income tax expense	—	—
Net Loss from continuing operations	(9,175,901)	(10,449,141)
Net Loss from discontinued operations	(1,056,997)	(1,615,058)
Net Loss	(10,232,898)	(12,064,199)
Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	217,035	(52,868)
Comprehensive loss	$(10,015,863)	$(12,117,067)
Net loss per share:
Basic and Diluted Net Loss from Continuing Operations	(0.13)	(0.16)
Basic and Diluted Net Loss from Discontinued Operations	(0.02)	(0.02)
Total Basic and Diluted	$(0.15)	$(0.18)
Weighted average number of shares:
Basic and Diluted	70,246,643	65,822,081

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Dollars	Payable	Capital	Income (Loss)	Deficit	(Deficit)
Balance, December 31, 2022	61,311,155	$61,311	$324,799	$108,806,353	$(100,963)	$(117,896,409)	$(8,804,909)
Issuance of common stock for warrants exercised	5,548,463	5,548	—	5,189,939	—	—	5,195,487
Issuance of common stock for Settlement of Interest Payable on Related Party Debt	545,079	546	665,148	646,067	—	—	1,311,761
RSU’s issued - termination of a director’s service	545,012	545	—	(545)	—	—	—
Fair value of options issued with related party debt	—	—	—	528,531	—	—	528,531
Warrant Inducement for warrant conversion				2,502,575			2,502,575
Stock based compensation - Employees	—	—	—	691,674	—	—	691,674
Stock based compensation - Directors				260,007			260,007
Foreign currency translation adjustment	—	—	—	—	(52,868)	—	(52,868)
Net loss	—	—	—	—	—	(12,064,199)	(12,064,199)
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Issuance of common stock for Settlement of Interest payable on related party debt	2,516,394	2,514	(1,355,081)	1,458,819	—	—	106,252
Interest Payable on related party debt recorded to equity payable	—	—	937,113	—	—	—	937,113
Fair value of options issued with related party debt	—	—	—	1,374,870	—	—	1,374,870
Stock-based compensation - Employees	—	—	—	540,309	—	—	540,309
Stock-based compensation - Directors	—	—	—	324,998	—	—	324,998
Foreign currency translation adjustment	—	—	—	—	217,035	—	217,035
Net loss	—	—	—	—	—	(10,232,898)	(10,232,898)
Balance, December 31, 2024	70,466,103	$70,464	$571,979	$122,323,597	$63,204	$(140,193,506)	$(17,164,262)

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(10,232,898)	$(12,064,199)
Net loss from discontinued operations	1,056,997	1,615,058
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	(971)	28,801
Loss on settlement of debt -Related Party	106,252	10,857
Stock-based compensation	865,307	3,454,252
Depreciation and amortization expense	51,192	53,960
Amortization of debt discount	482,102	136,448
Increase (decrease) in cash resulting from changes in:
Accounts receivable	14,059	3,384
Other current assets	(41,599)	59,101
Operating lease assets/liabilities	(47,067)	(40,392)
Accounts payable	(728,539)	(40,471)
Accrued interest	1,413,487	878,932
Accrued Professional Fees	24,000	—
Accrued and deferred personnel compensation	11,111	(297,100)
Other liabilities - non-current	1,175,000
Other liabilities - current	336,320	198,893
Deferred revenue and customer deposits	(11,877)	(747,255)
Net Cash and restricted cash used in operating activities of continuing operations	(5,527,124)	(6,749,731)
Net cash and restricted cash used in operating activities of discontinuing operations	(539,032)	(1,317,738)
Net cash and restricted cash used in operating activities	(6,066,156)	(8,067,469)
INVESTING ACTIVITIES
Purchases of equipment	(4,559)	(16,255)
Cash paid for patents	(8,768)	—
Net cash and restricted cash used in investing activities	(13,327)	(16,255)
FINANCING ACTIVITIES
Payments on Notes Payable	(7,035)	(54,995)
Proceeds from Notes Payable	—	250,000
Proceeds from related party notes payable	6,850,000	2,700,000
Processed from PIPE Funding	—	5,195,487
Net cash and restricted cash provided by financing activities	6,842,965	8,090,492

Effect of foreign currency translation on cash flow	216,106	(17,113)

Net change in cash and restricted cash	979,588	(10,345)
Cash and restricted cash at beginning of period	416,395	426,740
Cash and restricted cash at end of period	$1,395,983	$416,395
Supplemental disclosures:
Cash paid during period for:
Interest	$—	$—
Non-cash investing and financing activities:

Non-cash investing and financing activities:
Debt Discount on Related Party Debt	$1,374,870	$493,024
Debt Discount on Notes Payable	$—	35,507
Shares Issued for settlement of debt - related party	$—	$442,660
Interest Issued as Stocks Payable	$937,113	$889,085
RSU’s issued upon termination	$—	$545

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

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”). Given that the effect of the Asset Purchase Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of discontinued operations, the assets, liabilities, and operating results of Mobivity Holdings Corp have been classified as discontinued operations as of December 31, 2024 and December 31, 2023 and for the twelve months ended December 31, 2024 and 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

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

As of December 31, 2024 and 2023, we recorded an allowance for doubtful accounts of $44,752 and $16,107, respectively.

From time to time, we may have a limited number of customers with individually large amounts due. Any unanticipated change in one of the customer’s credit worthiness could have a material effect on the results of operations in the period in which such changes or events occurred.

As of December 31, 2024, we had four customers whose balance represented 66% of total accounts receivable. As of December 31, 2023, we had three customers whose balance represented 73% of total accounts receivable.

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

We conducted our annual impairment tests of goodwill as of December 31, 2024 and 2023. As a result of these tests, we had total impairment charges of $0 in both as of December 31, 2024 and 2023, respectively

Intangible assets consist of patents and trademarks, purchased customer contracts, purchased customer and merchant relationships, purchased trade names, purchased technology, and non-compete agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to twenty years. No significant residual value is estimated for intangible assets. We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate.

The Company’s evaluation of its long-lived assets resulted in $0 in both of intangible impairment expense during the years ended December 31, 2024 and December 31, 2023.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development asset resulted in impairment charges of $0 for the year ended December 31, 2024 and $0 for the year ended December 31, 2023.

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

During the years ended December 31, 2024 and 2023, three customers accounted for 58% and 66% of our revenues, respectively.

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the twelve months ended December 31, 2024 and 2023, the comprehensive loss was $10,015,863 and $12,117,067 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of E-commerce advertisements, sales enablement, content creation, and other direct costs. Advertising expense was $185,596 and $304,296 for the years ended December 31, 2024 and 2023, respectively. We also include the cost of attending trade shows under marketing expense. We recorded $174,544 and $63,969 of expense related to those activities for the years ended December 31, 2024 and 2023, respectively.

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

We had the following dilutive common stock equivalents as of December 31, 2024 and 2023 which were excluded from the calculation because their effect was anti-dilutive.

	December 31,
	2024	2023
Outstanding employee options	4,398,000	7,297,355
Outstanding restricted stock units	2,711,580	1,799,025
Outstanding warrants	21,601,207	10,163,222
Shares Payable	2,039,622	1,465,908
	30,750,409	20,725,510

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In November 2023 FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public entities “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” The Company adopted AS 2023-07 as of December 31, 2024. The Company’s CODM has determined that Mobivity Holdings Corp has one reportable entity. This will result in no changes to the reporting of our or presentation our financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheets:

	As of December 31, 2024	As of December 31, 2023
Assets
Current Assets
Accounts Receivable	$214,779	$720,611

Total Assets	$214,779	$720,611

The following table provides details about the major classes of line items constituting “Income (loss) from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,

Revenue
Revenue	$3,640,455	$5,910,028
Cost of Revenue	2,585,997	4,353,744
Gross Profit	1,054,458	1,556,284

Operating Expenses
Bad Debt	89,121	(7,119)
General and Administrative	1,369,545	2,205,362
Sales and Marketing	296,403	555,652
Engineering, Research and Development	356,368	417,444
Total Operating Expenses	2,111,437	3,171,339
Loss on Operations	(1,056,979)	(1,615,055)

Other Income (Expense)
Foreign currency loss	(18)	(3)
Total Other Income (Expense)	(18)	(3)

Net Loss from Discontinued Operations	$(1,056,997)	$(1,615,058)

The Company’s execution of the Asset Purchase Agreement has met the criteria to be reported as discontinued operations. In accordance with GAAP, assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of Consolidated net loss in the Consolidated Statements of Loss, for all periods presented, resulting in changes to the presentation of certain prior period amounts. Cash flows from discontinued operations are reported separately in the Consolidated Statements of Cash Flows. The assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets for all periods presented.

4. Going Concern

We have $1,261,240 of cash as of December 31, 2024. We had a net loss of $10.2 million for the year ended 2024, and we used $6.1 million of cash in our operating activities during 2024. We raised $6.9 million in cash Convertible Notes issued during 2024.

Our additional cash from our convertible notes along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

There is substantial doubt that our additional cash from our warrant conversion along with our expected cash flow from operations, will be sufficient to fund our 12-month plan of operations, there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $(140,193,506) as of December 31, 2024. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

5. Intangible Assets

Intangible assets

The following table presents components of identifiable intangible assets for the years ended December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Patents and trademarks	$72,663	$(16,974)	$55,689	14	$63,895	$(10,232)	$53,663	14
Customer and merchant relationships	545,533	(545,533)	—	10	545,533	(539,395)	6,138	10
Trade name	32,393	(32,393)	—	10	32,393	(30,784)	1,609	10
Acquired technology	112,191	(112,191)	—	10	112,191	(112,191)	—	10
Non-compete agreement	29,212	(29,212)	—	10	29,212	(29,212)	—	10
	$791,992	$(736,303)	$55,689		$783,224	$(721,814)	$61,410

During the twelve months ended December 31, 2024 we recorded additional amortizable expense of $8,768 for patents and trademarks compared to $0 in 2023.

During the years ended December 31, 2024 and 2023, we recorded amortization expense related to our intangible assets of $14,489 and $36,327, respectively, which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2024 and 2023, we recorded impairment of $0 and $0 respectively related to our intangible assets.

The estimated future amortization expense of our intangible assets as of December 31, 2024 was as follows:

Year ending December 31,	Amount
2025	$7,246
2026	7,246
2027	7,246
2028	7,246
2029	7,246
Thereafter	19,459
Total	$55,689

6. Software Development Costs

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

The following table presents details of our software development costs for the years ended December 31, 2024 and 2023:

December 31, 2024				December 31, 2023
Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
$2,578,611	$(2,578,611)	$—	—	$2,578,611	$(2,574,105)	$4,506	1
$2,578,611	$(2,578,611)	$—		$2,578,611	$(2,574,105)	$4,506

Software development costs are being amortized on a straight-line basis over their estimated useful life of two years.

During the years ended December 31, 2024 and 2023, we capitalized $0 and $0 respectively of software development. We recorded amortization expense for software development costs of $4,506 and $98,828, respectively which is included in depreciation and amortization in the consolidated statement of operations.

During the years ended December 31, 2024 and 2023, we recorded impairment charges of $0 and $0, respectively related to our software development costs.

7. Operating Lease Assets

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

The following are additional details related to leases recorded on our balance sheet as of December 31, 2024:

Leases	Classification	Balance at December 31, 2024
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	541,618
Total lease assets		$541,618

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$302,178
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$358,674
Total lease liabilities		$660,852

During the year ended December 31, 2024, we recorded amortization expense of $49,690 and during the year ended December 31, 2023, we recorded a credit to amortization expense of $358,240 related to the accretion of the lease liability, which is included in depreciation and amortization in the consolidated statement of operations.

Rent expense was $58,769 and $355,343 for the years ended December 31, 2024 and 2023, respectively.

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

The Company entered in to a sublease to lease our existing office space at located at 3133 W. Frye Road, Suite 215, Chandler, Arizona, on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470.

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term and weighted average discount rate:

Year ending December 31,	Amount
2025	$337,568
2026	344,241
2027	28,733
2028	—
2029	—
Thereafter	—
Total future lease payments	710,542
Less: imputed interest	(49,690)
Total	$660,852

Weighted Average Remaining Lease Term (years)
Operating leases	2.33

Weighted Average Discount Rate
Operating leases	6.75%

8. Notes Payable and Related Party Notes Payable

The following table presents details of our notes payable as of December 31, 2024 and 2023:

Facility	Maturity	Interest Rate	December 31, 2024	December 31, 2023
ACOA Note	February 1, 2024	0%	—	7,154
Related Party Unsecured Promissory Note - Principal	July 31, 2026	15%	271,875	271,875
Related Party Secured Promissory Note	March 31, 2027	15%	5,873,125	5,873,125
Related Party Convertible Note	Various	8%	8,850,000	2,000,000
Convertible Notes	Various	8%	250,000	250,000
Total Notes Payable Principal			15,245,000	8,402,154
Less Total Debt Discount			(1,534,558)	(642,554)
Total Debt			13,710,442	7,759,600
Less current portion			(2,315,703)	(3,079,654)
Long-term debt, net of current portion			$11,394,739	$4,679,946

Principal payments on notes payables are due as follows:

Year ending December 31,	Amount
2025	$2,315,703
2026	3,072,500
2027	3,006,797
2028	6,850,000
2029	—
Thereafter	—
Total future debt payments	15,245,000

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

During the twelve months ended December 31, 2024 $7,035USD in principle was paid toward the ACOA loan. The final payment was made on February 28, 2024 and the loan is paid in full.

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

Under the original terms of the Credit Agreement, the Company was to begin repaying the principal amount, plus accrued interest, in 24 equal monthly installments commencing on June 30, 2022, and ending on June 30, 2024. On November 11, 2022, an amendment to the Credit Agreement was signed. The amendment updated the payment terms to the following: “Without limiting the foregoing Section 2.3(a), Borrower shall repay the principal amount of all Advances, plus accrued interest thereon, in 24 equal monthly installments commencing on January 31, 2023 and continuing thereafter on the last day of each month (or, if such last day is not a Business Day, on the Business Day immediately preceding such last day. Interest on the unpaid Advances will accrue from the date of each Advance at a rate equal to fifteen percent (15%) per annum. Interest will be calculated on the basis of 365 days in a year.” The amendment raised the maximum amount of the Credit Facility to $6,000,000. In addition, the interest which is accrued monthly between July 1, 2022, and December 31, 2022, was settled into equity. Common Stock will be issued at the end of each month at a rate of $1.08 per share of common stock in the amount of the interest accrued for each month.

On January 31, 2023, the Company then entered into Amendment No. 1 (the “Amendment”), which amends our existing Credit Facility Agreement1, dated as of November 11, 2022, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the Over-The Counter Venture Market operated by OTC Markets Group Inc. (“OTCQB®”) over the ninety (90) trading days immediately preceding such date. The Amendment provides for corresponding amendments to the form of convertible notes to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the existing Credit Facility Agreement. The Amendment was considered a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement.

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

On August 13, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 3 (the “Amendment”) signed on August 13, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until October 31, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026.

On November 21, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 4 (the “Amendment”) signed on November 21, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on April 30, 2025 and ending March 31, 2027.

1 Based on historical practice, it is unlikely that an information statement will be filed within 120 days year-end, but this reserves that option. The second part is what will likely be applicable to Mobivity.

During the twelve months ended December 31, 2024, a total of $1,258,093 of accrued interest from equity payable was converted into 2,395,511 shares of common stock. As of December 31, 2024, the Company had a principal total of $5,873,125, a debt discount balance of $180,977 for a net principal balance of $5,692,148 and accrued interest of $895,652 that was recorded to Equity Payable.

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

As of December 31, 2024, the Company had a principal balance of $271,875 and accrued interest of $41,461 that was recorded to Equity Payable. A total of $96,988 of accrued interest from equity payable was converted into 120,883 shares of common stock.

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

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,291,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to related parties for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the twelve months ended December 31, 2024 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $8,850,000 with a debt discount of $1,331,375 for a net principal balance of $7,518,625 and accrued interest of $479,156.

Convertible Notes

During fourth quarter 2023 the Company issued 10 Convertible Notes payable to shareholders for $250,000. As an inducement we issued 416,667 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”)

During the twelve months ended December 31, 2024 accrued interest of $20,371 was recorded in connection with the convertible notes.

As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $250,000 with a debt discount balance of $22,206 for a net principal balance of $227,794 and accrued interest balance of $21,691. A debt discount expense of $39,627 was recorded in connection to the warrants issued.

Interest Expense

The following table summarizes interest expense for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Interest expense	$1,943,412	$1,027,682
Total interest expense	$1,943,412	$1,027,682

9. Common Stock and Equity Payable

Common Stock and Equity Payable

2023

During the year ended December 31, 2023, the Company issued 5,548,463 shares for warrants converted, and 442,660 shares for settlement of interest payable. In addition 545,079 where issued at par value, due to expense recognition in previous years, for RSU issued on termination of a directors service.

As of December 31, 2023, we had an equity payable balance of $989,947. These share consist of $889,085 interest payable to be settled into 1,007,631 shares and $100,862 in RSU’s payable of 93,390 shares.

2024

During the twelve months ended December 31, 2024 the Company issued 2,516,394 shares for $1,355,081 from equity payable and recorded a loss on settlement of debt for $106,252. A total of $937,113 of interest was accrued and settled to equity payable.

As of the twelve months ended December 31, 2024 we had an equity payable balance of $571,979. These share consist of $471,117 interest payable to be settled into 1,946,232 shares and $100,862 in RSU’s payable of 93,390 shares.

The following table summarizes stock option activity under our stock-based plans as of and for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,691,216	$1.19	5.86	$7,962,547
Granted	2,678,500	$1.02	—	$—
Forfeit/canceled	(329,893)	$1.09	—	$—
Expired	(1,742,468)	$0.98	—	$—
Outstanding at December 31, 2023	7,297,355	$0.90	7.28	$6,567,620
Granted	260,000	$0.52	—	$—
Exercised	—	$—	—	$—
Forfeit/canceled	(981,020)	$0.78	—	$—
Expired	(2,178,335)	$0.86	—	$—
Outstanding at December 31, 2024	4,398,000	$0.92	7.40	$4,046,160

Expected to vest at December 31, 2024	2,397,841	$0.97	6.62	$2,325,906
Exercisable at December 31, 2024	2,397,841	$0.97	6.62	$2,325,906
Unrecognized expense at December 31, 2024	$1,159,772	—	—	$—

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2024, options to purchase 5,500 shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2024 and 2023 was $0.92 and $.90, respectively.

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

During the twelve months ended December 31, 2024 we had a total stock-based compensation expense of $865,307 this is comprised of $324,998 in restricted stock unit compensation expense, and $540,309 of stock-based compensation expense for employee options.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended
	December 31,
	2024	2023
General and administrative	$(32,580)	$161,593
Sales and marketing	406,344	359,253
Engineering, research, and development	166,545	170,828
	$540,309	$691,674

In 2023, two executives left the company, followed by another in January 2024. Their stock options represented 73% of the company’s stock-based expenses for 2023. Due to the forfeiture of unvested amortized expenses in 2024, the company recorded a $32,580 gain in G&A stock-based amortized expense for the year.

As of December 31, 2024, there was approximately $1,159,772 of unearned stock-based compensation that will be expensed from 2024 through 2028. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The ranges of assumptions were used for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023
Risk-free interest rate	0.39% to 0.47%	0.34% to 0.44%
Expected life (years)	6.62	7.00
Expected dividend yield	—	—
Expected volatility	73.63 to 90.56%	72.88 to 83.03%

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

The expected volatility in 2024 and 2023 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans as of and for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,929,933	$1.04	—	$2,018,811
Awarded	414,104	$0.63	—	$260,886
Released	(545,012)	$1	—	$(588,613)
Outstanding at December 31, 2023	1,799,025	$0.94	—	$1,691,084
Awarded	912,555	$0.36	—	$328,520
Outstanding at December 31, 2024	2,711,580	$0.75	—	$2,033,685

Vested at December 31, 2024	2,711,580	$0.75	—	$2,033,685
Unvested at December 31, 2024	—	$—	—	$—
Unrecognized expense at December 31, 2024	$—

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

2024

On March 31, 2024 the company granted five independent directors a total of 162,500 restricted stock units. The units were valued at $81,250 or $.50 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2027, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On June 30,2024 the company granted five independent directors a total of 187,210 restricted stock units. The units were valued at $81,249 or $.434 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) June 30, 2027, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On September 30, 2024 the company granted five independent directors a total of 365,495 restricted stock units. The units were valued at $81,250 or $.222 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30, 2027, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

On December 31, 2024 the company granted five independent directors a total of 197,350 restricted stock units. The units were valued at $81,249 or $.412 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) December 31, 2027, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the twelve months ended December 31, 2024, the company recorded $324,998 in restricted stock units as board compensation.

Restricted Stock Unit Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2024 and 2023 was as follows:

	Years Ended
	December 31,
	2024	2023
General and administrative	$324,998	$260,007
Sales and Marketing	—	—
	$324,998	$260,007

10. Warrants to Purchase Common Stock

The following table summarizes investor warrant activity as of and for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	6,147,898	$1.45	2.27
Granted	9,563,787	$0.95	1.66
Exercised	(5,548,463)	$1.59	—
Outstanding at December 31, 2023	10,163,222	$0.94	2.48
Granted	11,458,324	$0.60	2.45
Expired	(20,339)	$1.48	—
Outstanding at December 31, 2024	21,601,207	$0.75	2.00
Exercisable at December 31, 2024	21,601,207	$0.75	2.00

We did record stock-based compensation expense of $0 and $2,502,570 for the years ended December 31, 2024 and 2023, respectively in connection with the exercise of investor-based warrants.

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

Warrants Exercised in 2024

During the first quarter of 2024, one warrant holders was issued 3,291,664 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $1,950,000. The Company recorded $466,594 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 93% and an option fair value of $0.1418.

During the second quarter of 2024, one warrant holders was issued 3,499,997 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,100,000. The Company recorded $618,737 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 91% and an option fair value of $0.1768.

During the third quarter of 2024, one warrant holders was issued 2,124,999 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $1,275,000. The Company recorded $298,187 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 104% and an option fair value of $0.1403.

During the fourth  quarter of 2024, one warrant holders was issued 2,541,664 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $1,525,000. The Company recorded $358,352 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 139% and an option fair value of $0.1410.

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

For the years ended December 31, 2024 and 2023 the provisions for income taxes were as follows:

	2024	2023
Federal – current	$—	$—
State – current	—	—
Foreign – current	—	—
Total	$—	$—

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforwards	$18,867,000	$14,597,000
Stock based compensation	5,717,000	5,747,000
Accrued compensation	57,000	235,000
Depreciation and amortization	1,683,000	2,675,000
Other	—	—
Total deferred tax assets	26,324,000	23,254,000
Valuation allowance for net deferred tax assets	(26,324,000)	(23,254,000)
Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 2024 and 2023 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended December 31, 2024 was an increase of approximately $3,070,000. The net change in the total valuation allowance for the year ended December 31, 2023 was an increase of approximately $4,854,000. In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2024, the Company has available net operating loss carryforwards of approximately $71,000,000 for federal income tax purposes, which will start to expire in 2026. The net operating loss carryforwards for state purposes are approximately $71,000,000 and will start to expire in 2028.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Computed expected tax expense	$(2,134,000)	$(2,533,000)
State taxes, net of federal benefit	736,000	2,014,000
Expiration of NOL carryforwards	261,000	44,000
Other	4,000	2,253,000
Change in valuation allowance	1,133,000	(1,778,000)
Total	$—	$—

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

The Company files income tax returns in the U.S. federal jurisdiction, Arizona, and California. Because the Company is carrying forward federal and state net operating losses from 2006, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 2006. The Company does not have a liability for any uncertain tax positions. As of December 31, 2024, no accrued interest or penalties are recorded in the financial statements.

12. Fair Value Measurements of Financial Instruments

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$55,689	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$65,916	$—

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

13. Commitments and Contingencies

Litigation

As of the date of this report, the company has two pending legal proceeding related to alleged violations of the TCPA (Telephone Consumer Protection Act) Violation. The first proceeding is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages to Plaintiff and members of a putative class in violation of the TCPA. The defense of the matter was tendered to the Company by its client, and our firm took over the defense of the matter. We have not yet responded to the complaint and no discovery has been conducted so we are unable to determine at this time whether it may result in a “material” exposure as defined. The Company intends to seek an individual settlement of this matter and if one cannot be reached it intends to vigorously defend the matter for its client.

The second proceeding is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). The defense of the matter was tendered to the Company by its client, and our firm is managing the defense of the matter. We have not yet responded to the complaint and no discovery has been conducted so we are unable to determine at this time whether it may result in a “material” exposure as defined. The Company intends to seek an individual settlement of this matter and if one cannot be reached it intends to vigorously defend the matter for its client.

Operating Lease

We entered into a new lease starting in February of 2021 for 8,898 square feet of office space located at 3133 W. Frye Road, Suite 215, Chandler, Arizona. Monthly rental payments, excluding common area maintenance charges, will be $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period. As of December 31, 2024, we have an operating lease asset balance for this lease of $541,618 and an operating lease liability balance for this lease of $660,852 recorded in accordance with ASC 842.

14. Employee Benefit Plan

The Company has an employee savings plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), covering all of its employees. Participants in the Plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The Company may make contributions at the discretion of its Board of Directors. During the years ended December 31, 2024 and 2023, the Company made no contributions to the Plan.

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

On January 31, 2023, the Company then entered into Amendment No. 1 (the “Amendment”), which amends our existing Credit Facility Agreement[1], dated as of November 11, 2022, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the Over-The Counter Venture Market operated by OTC Markets Group Inc. (“OTCQB®”) over the ninety (90) trading days immediately preceding such date. The Amendment provides for corresponding amendments to the form of convertible notes to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the existing Credit Facility Agreement. The Amendment was considered a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

On January 31, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 2 (the “Amendment”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

On August 13, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 3 (the “Amendment”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

The Company entered into Amendment No. 4 (the “Amendment”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on November 21,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until March 31, 2027. Principal payments have been deferred to a period beginning on April 30, 2025 and ending March 31, 2027. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

During the twelve months ended December 31, 2024, a total of $1,258,093 of accrued interest from equity payable was converted into 2,395,511 shares of common stock. As of December 31, 2024, the Company had a principal total of $5,873,125, a debt discount balance of $180,977 for a net principal balance of $5,692,148 and accrued interest of $895,652 that was recorded to Equity Payable.

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

As of December 31, 2024, the Company had a principal balance of $271,875 and accrued interest of $41,461 that was recorded to Equity Payable. A total of $96,688 of accrued interest from equity payable was converted into 120,883 shares of common stock.

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

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”).

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,291,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to related parties for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the twelve months ended December 31, 2024 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $8,850,000 with a debt discount of $1,331,375 for a net principal balance of $7,518,625 and accrued interest of $479,156.

16. Reportable Segments

The customer acquisition and engagement segment derives revenues from customers by ways for customers to acquire new customers and in increase customer retention by email, text messaging and app interaction. the first is The Company’s Connected Reward program that encourages engage by offering real life rewards through on of the many marketing channels. In addition, we offer SMS messaging programs that allow the companies to send company updates, offers and promotions through email and SMS/MMS messaging. The accounting policies are the same as the policies listed in the summary of significant accounting policies.

The chief operating decision maker (“CODM”) of the Company is our President who assesses performance of our single operating segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations, as well as through other performance measures. The CODM considers consolidated net loss in deciding how to allocate resources into the Company based on net income that also is reported on the income statement as consolidated net income.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the customer acquisition and engagement or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company has one reportable segment: customer acquisition and engagement. The customer acquisition and engagement segment provides customer with the ability to engage customers though email, SMS/MMS messaging and through our unique fee-for action contracts such as a fee for downloading an app, or a fee for achieving a certain action in a digital app, or acquiring a loyalty member. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. All revenue is derived using our Recurrency platform which is designed to leverage point-of-sale data, along with cognitive computing, to increase visits, spend, and loyalty from consumers.

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment	Revenue
Revenues	$1,143,535
Less:
Customer Acquisition Costs	512,901
Dues and Subscriptions	16,278
Legal and Accounting and Professional Fees	409,246
Travel Expense	79,003
Administrative Expenses	287,611
Advertising Expense	223,129
Payroll and Related Expense	6,741,575
Interest Expense	1,943,412
Other Expenses (1)	106,281
Customer Acquisition and Engagement segment Net Income	$(9,175,901)

(1)	Other Expense includes loss on settlement of debt and foreign currency gain(loss)

17. Subsequent Events

Convertible Notes

Convertible Notes

On February 28, 2025 the Company issued one Convertible Notes to Thomas B. Akin for a total amount of $250,000.

Senior Secured Convertible Notes

On March 17, 2025, Mobivity Holdings Corp. (the “Company”) entered into a convertible promissory note purchase agreement (the “Agreement”) with four accredited investors, including Thomas B. Akin, a member of the Company’s Board of Directors (“Board”), and Bruce E. Terker, an owner of 5% or more of the outstanding shares of the Company’s common stock, $0.001 par value (“Common Stock”), who each participated on the same terms as the other accredited investors (collectively, the “Investors”). Pursuant to the Agreement, the Company received $2.0 million in proceeds and issued unsecured convertible promissory notes (each a “Convertible Note” and collectively, the “Convertible Notes”) in the aggregate principal amount of $2.0 million. The Convertible Notes were issued as part of a convertible note offering authorized by the Company’s board of directors (the “Offering”) to raise up to $3.0 million from the issuance of Convertible Notes. Messrs. Akin and Terker invested $75,000 and $1.5 million, respectively, in the Offering. The Company will use the proceeds from the sale of the Convertible Notes to continue to ramp up growth of Connected Rewards and for working capital for general corporate purposes.

All Convertible Notes accrue 8% interest and are due three years from issuance.

Shares Issued

On January 25, 2025 a total of 1,860,123 shares of common stock were granted from equity payable to Thomas Akin as settlement of $450,272 of interest payable.

On January 25, 2025 a total of 86,109 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $20,844 of interest payable.

SMS Factory Sale of Certain Contracts Progress

As of March 26, 2025 the Company has transitions 80.4% of the daily operation of the purchased customer contracts to SMS Factory. The Company is currently still in the process of working with the remaining customer until the can be successfully transitioned.

Sublease Amendment

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470. An amendment to the sublease was signed on March 13, 2025. The Sublease Term, which is scheduled to expire on February 28, 2025, is hereby extended for the period commencing on March 1, 2025, and expiring to January 25, 2027 (the “Sublease Renewal Term”), on all of the terms and conditions of the Sublease except as modified by this Amendment. Sublandlord and Subtenant acknowledge and agree that the Master Lease will expire on January 31, 2027, and Subtenant will have no further right to extend the Sublease Term beyond the Sublease Renewal Term.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2024 and 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about out Executive Officers and Directors

The following table sets forth information concerning our executive officers and directors, including their ages, as of April 29, 2023:

Name	Age	Position
Thomas Akin	71	Chairman of Audit Committee and Director
Bryce Daniels	34	Chief Executive Officer
Kim Carlson	61	Chief Operating Officer
Skye Fossey-Tomaske	46	Interim Chief Financial Officer
Benjamin Weinberger	46	Chairman of Compensation Committee and Director
Philip Guarascio	83	Chairman of Governance and Nominating Committee and Director
Doug Schneider	62	Director
David Simon	42	Director

Bryce D. Daniels, President

On June 12, 2024, Mobivity Holdings Corp. (the “Company”) announced that the Board of Directors (the “Board”) of the Company has appointed Bryce Daniels to serve as the President of the Company, effective as of June 12, 2024 and the Company entered into an employment agreement with Mr. Daniels effective as of the same date. Mr. Daniels, age 33, served as a portfolio manager at Talkot Capital, LLC since November 2018, where he oversaw a portfolio of private equity, venture capital, and public market investments. Talkot Capital is a significant shareholder of the Company. Mr. Daniels brings a wealth of experience in investing and building companies in a board capacity from early through late stages of their lifecycle. Prior to his role at Talkot, Mr. Daniels served as the chief investment officer at private equity-backed Encore Permian Holdings. Before that, he spent time in private equity and investment banking, which provided him with a diverse skill set and experience leading financings and, in an investor and board capacity, guiding companies through growth and monetization.

As a result of these and other professional qualifications, we have concluded that Mr. Daniels is qualified to serve as an officer

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

As a result of these and other professional qualifications, we have concluded that Ms. Fossey-Tomaske is qualified to serve as an officer.

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

As a result of these and other professional qualifications, we have concluded that Ms. Carlson is qualified to serve as an officer.

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

David J. Simon - Director

On January 21, 2025, the Board elected David J. Simon to fill the newly created vacancy on the Board, effective as of the same date, and to serve as a member of the Board until the next annual meeting of shareholders or until his successor shall have been elected and qualified. David Simon is an accomplished executive with extensive experience in revenue growth and strategic development across the technology and media sectors. Currently serving as the General Manager of Growth Initiatives at Moloco, David focuses on creating new applications for operational machine learning, specifically a Streaming ML solution. Previously, as Chief Revenue Officer at Fyber, David significantly increased company revenues from $100 million to $500 million and facilitated an acquisition by Digital Turbine. David has held various leadership roles, including Partner at Jounce Media, VP of Video Content and Syndication at Oath, and VP of Business Development at Vidible, culminating in an acquisition by AOL. David’s earlier roles include positions at Turn, Right Media, and Yahoo, spanning business development and account management. David holds a Bachelor of Science degree in Business Administration from California Polytechnic State University-San Luis Obispo.

Mr. Simon has extensive knowledge of corporate management. As a result of this and other professional qualifications, we have concluded that Mr. Simon is qualified to serve as a director.

Additional Information about our Board and its Committees

All of our directors are considered by our board of directors to be “independent” as defined in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market.

Audit Committee

During the year ended December 31, 2024, our audit committee was comprised of Thomas Akin, Doug Schneider and Benjamin Weinberger. Our board of directors has appointed Mr. Akin to serve as chairman of the audit committee effective as of April 1, 2017, and has determined that Mr Akin is an audit committee financial expert, as defined under the applicable rules of the SEC.

All members of our audit committee are independent, as independence is defined in Rule 5605(a)(2) of the rules of the Nasdaq Stock Market.

Compensation Committee

During the year ended December 31, 2024, our compensation committee was comprised of Benjamin Weinberger, Philip Guarascio and Thomas Akin. Mr. Weinberger currently serves as compensation committee chair.

Governance and Nominating Committee

During the year ended December 31, 2024, our governance and nominating committee was comprised of Philip Guarascio, Benjamin Weinberger and Thomas Akin. Mr. Guarascio currently serves as governance and nominating committee chair.

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

Item 11. Executive Compensation

The following table summarizes the total compensation earned by our Chief Executive Officer (principal executive officer) and our other two most highly paid executive officers for the years ended December 31, 2024 and 2023. In reviewing the table, please note that:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Dennis Becker, Chairman & CEO	2024	$40,538	$—	$—	$—	$—	$40,538
	2023	$310,000	$—	$—	$—	$—	$310,000
Bryce Daniels, President	2024	$184,615	$—	$—	$—	$—	$184,615
	2023	$—	$—	$—	$—	$—	$—
Will Sanchez, Former CFO (2)	2024	$28,000	$—	$—	$—	$—	$28,000
	2023	$124,046	$—	$—	$396,441	$—	$520,487
Skye Fossey-Tomaske, Interim CFO (3)	2024	$203,077	$—	$—	$—	$—	$203,077
	2023	$147,115	$37,500	$—	$21,983	$—	$206,598
Kim Carlson, COO	2024	$275,000	$52,820	$—	$—	$—	$327,820
	2023	$257,019	$7,115	$—	$605,383	$—	$869,517

*	In accordance with the rules and regulations promulgated by the SEC, the table omits columns that are not applicable.

(1)	The value of the stock and stock option compensation was computed using the Black-Scholes Option Pricing Model and represents the aggregate grant date fair value computed in accordance with ASC Topic 718. For information on the method and assumptions used to calculate the compensation costs, see Note 9 to our audited consolidated financial statements contained herein.
(2)	Mr. Sanchez ceased being an executive officer of the Company on January 29, 2024.
(3)	Ms. Fossey-Tomaske became an executive offer of the Company effective, January 29, 2023

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2024, including the value of the options awards.

Outstanding Equity Awards at December 31, 2024

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Skye Fossey-Tomas, Interim CFO	5,000	520	$1.75	8/11/2031
Skye Fossey-Tomas, Interim CFO	50,000	31,250	$0.65	8/25/2033
Kim Carlson, COO	1,000,000	583,334	$0.98	9/22/2032
Kim Carlson, COO	1,000,000	395,834	$0.85	12/7/2030

* In accordance with the rules and regulations promulgated by the Securities and Exchange Commission, the table omits columns that are not applicable.

Employment Agreements

We currently have no outstanding employment agreements or arrangements, whether written or unwritten

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Doug Schneider	$65,000	$—	$—	$—	$—	$—	$65,000
Thomas Akin	$65,000	$—	$—	$—	$—	$—	$65,000
Philip Guarascio	65,000	$—	$—	$—	$—	$—	$65,000
Benjamin Weinberger	$65,000	$—	$—	$—	$—	$—	$65,000
David J Simon	$65,000	$—	$—	$—	$—	$—	$65,000

The Company recorded an expense of $65,000 per director related to restricted stock units for members of our board of directors for the twelve months ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2024 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2023. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans not approved by security holders (1)	—	$—	—
Equity compensation plans approved by security holders	30,750,409	0.92	—
Total	30,750,409	$0.92	—

(1)	Comprised of our 2010 Incentive Stock Option Plan, the 2013 Incentive Stock Option Plan, the 2016 Stock Incentive Plan and the 2022 Equity Incentive Plan. See Note 9 in Notes to Consolidated Financial Statements, “Stock-based Plans and Stock-based Compensation” in this Form 10-K for a description of these plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 29, 2024, certain information regarding the beneficial ownership of our common stock. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of our outstanding shares of Common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 29, 2023. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each shareholder is c/o the Company, 3133 W. Frye Road, Chandler, AZ 85226.

Name of Beneficial Owner	Amount And Nature of Beneficial Ownership	Percentage of Class (1)
Kim Carlson (2)	1,104,166	1.5%
Skye Fossey-Tomaske (3)	25,521	0.0
Doug Schneider (4)	1,023,020	1.4%
Thomas Akin (7)	44,658,697	61.7%
Philip Guarascio (6)	882,575	1.2%
Ben Weinberger	327,630	0.5
David Simon	—	—
Executive Officers and Directors as a Group (seven persons)	48,021,609	66.0%

5% or Greater Beneficial Owners
Bruce Terker (8) 950 West Valley Road, Suite 2900, Wayne, PA 19087	10,061,249	14.0%
Cornelis F. Wit (9) 2700 N. Military Trail, Suite 210, Boca Raton, FL 33431	3,828,669	5.0%

(1)	Applicable percentage of ownership is based upon 67,949,709 shares of common stock outstanding as of March 31, 2025.
(2)	Includes 32,500 shares of common stock issuable upon settlement of restricted stock units. Includes 192,003 shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of April 29, 2025.
(3)	Includes no shares of common stock issuable pursuant to presently exercisable stock options, including options that will vest within 60 days of March 31, 2025.
(4)	Includes 658,247 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 31, 2025. Includes 74,447 shares of common stock owned of record by The Schneider Family Trust.
(6)	Includes 177,619 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 31, 2025.
(7)	Includes 9,695,469 shares of common stock owned of record by Talkot Fund, L.P., 541,703 shares of common stock issuable upon settlement of restricted stock units, including restricted stock units that will vest within 60 days of March 31, 2025. and 3,085,398 of stock warrants to purchase Common Stock
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

On August 13, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 3 (the “Amendment”) signed on August 13, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until October 31, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026.

On November 21, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 4 (the “Amendment”) signed on November 21, 2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. The Amendment amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on April 30, 2025 and ending March 31, 2027.

During the twelve months ended December 31, 2024, a total of $1,258,093 of accrued interest from equity payable was converted into 2,395,511 shares of common stock. As of December 31, 2024, the Company had a principal total of $5,873,125, a debt discount balance of $180,977 for a net principal balance of $5,692,148 and accrued interest of $895,652 that was recorded to Equity Payable.

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

As of December 31, 2024, the Company had a principal balance of $271,875 and accrued interest of $41,461 that was recorded to Equity Payable. A total of $96,988 of accrued interest from equity payable was converted into 120,883 shares of common stock.

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

During first quarter 2024 the Company issued 8 Convertible Notes payable to related parties for $1,950,000. As an inducement we issued 3,291,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to related parties for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the twelve months ended December 31, 2024 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of December 31, 2024 the Convertible Notes issued to related parties had a principal balance of $8,850,000 with a debt discount of $1,331,375 for a net principal balance of $7,518,625 and accrued interest of $479,156.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by M&K CPAs, our principal auditors for such periods.

	2024	2023
Audit Fees	$94,600	$92,000
Audit-Related Fees	41,700	54,500
Tax Fees	4,000	4,000
All Other Fees	—	—
Total Fees	$140,300	$150,500

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following Consolidated Financial Statements of Mobivity Holdings Corp. appear beginning on page 22 herein:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated September 25, 2024, by and between Mobivity Holdings Corp. and SMS Factory, Inc. (4)
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (1)
3.2	Bylaws (2)
3.3	Amendment No. 1 to Bylaws (3)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (8)
4.1	Description of Capital Stock (9)
10.1	2013 Stock Incentive Plan of the Company adopted July 18, 2013 (6) **
10.2	Loan and Security Agreement dated November 14, 2018 between the Company and Wintrust Bank (7)
10.3	Mobivity Holdings Corp. 2016 Stock Incentive Plan(10) **
10.4	Mobivity Holdings Corp. 2022 Equity Incentive Plan (10) **
10.5	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Director Form) (18)
10.6	Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (Employee Form) (18) **
10.7	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Director Form) (18)
10.8	Form of Non-Qualified Stock Option Agreement under 2022 Equity Incentive Plan (Employee Form) (18) **
10.9	Amended and Restated Credit Facility Agreement, dated as of November 11, 2022, between Mobivity Holdings Corp. and Thomas B. Akin (11)
10.10	Convertible Note, dated as of November 15, 2022 (11)
10.11	Amendment No. 1 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of January 31, 2023, between Mobivity Holdings Corp. and Thomas B. Akin (12)
10.12	Amendment No. 2 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of May 3, 2024, between Mobivity Holdings Corp. and Thomas B. Akin (5)
10.13	Amendment No. 3 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of August 13, 2024, between Mobivity Holdings Corp. and Thomas B. Akin (17)
10.14	Amendment No. 4 to Amended and Restated Credit Facility Agreement and Convertible Notes, dated as of November 21, 2024, between Mobivity Holdings Corp. and Thomas B. Akin (4)
10.15	Form of Exercise Notice for Offer to Amend and Exercise completed March 16, 2023 (13)
10.16	Form of New Warrant issued March 16, 2023 (13)
10.17	Employment Agreement, dated June 12, 2024, with Bryce Daniels (14) **
10.18	Form of Convertible Promissory Note Purchase Agreement (15)
10.19	Form of Convertible Promissory Note (16)
14.1	Code of Ethics*
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 14.1)
21.1	List of Subsidiaries (7)
31.1	Certification of Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Interim Chief Executive Officer, and Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Operations and Comprehensive Loss, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) Notes to the Financial Statements*
101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

*	Filed herewith
**	Indicates management compensatory plan, contract or arrangement
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 15, 2022

(2)	Incorporated by reference to the Registration Statement on Form S-1 filed with the SEC on October 20, 2008, File No. 333-154455
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed December 2, 2011
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 1, 2024
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 9, 2024
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 14, 2013
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 15, 2019
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed May 24, 2013
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 30, 2022
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed September 22, 2022
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 17, 2022
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 6, 2023
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2023
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 18, 2024
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2025
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 18, 2025
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 19, 20204
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed April 16, 2024

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: April 7, 2025	MOBIVITY HOLDINGS CORP.
/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Akin	Chairman of the Board	April 7, 2025

/s/ Bryce Daniels	President (Principal Executive Officer	April 7, 2025

/s/ Skye Fossey-Tomaske	Interim Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	April 7, 2025

/s/ Philip Guarascio	Director	April 7, 2025

/s/ Ben Weinberger	Director	April 7, 2025

/s/ Doug Schneider	Director	April 7, 2025

/s/ David J. Simon	Director	April 7, 2025

-61-