Form 10-Q
period 2025-03-31
MOBIVITY HOLDINGS CORP.
filed 2025-06-06
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 06, 2025, the registrant had 72,412,335 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$291,732	$1,261,240
Restricted Cash	134,816	134,743
Accounts receivable, net of allowance for doubtful accounts $6,872, and $44,752, respectively	262,342	142,766
Current assets from discontinued operations	46,238	214,779
Other current assets	157,420	178,336
Total current assets	892,548	1,931,864
Right to use lease assets	481,406	541,618
Intangible assets and software development costs, net	53,878	55,689
Fixed Assets	16,073	29,265
Other assets	3,424	—
TOTAL ASSETS	$1,447,329	$2,558,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,785,616	$2,643,602
Accrued interest	725,583	497,848
Accrued and deferred personnel compensation	209,633	306,605
Deferred revenue and customer deposits	82,041	143,595
Related party notes payable, net - current maturities	3,083,828	2,315,703
Notes payable, net - current maturities	—	—
Operating lease liability, current	308,984	302,178
Other current liabilities	233,699	584,754
Total current liabilities	7,429,384	6,794,285

Non-current liabilities
Related party notes payable, net - long term	12,322,561	11,166,945
Notes payable, net - long term	655,753	227,794
Operating lease liability	278,638	358,674
Other Non-Current Liabilities - related party	—	1,000,000
Other Non-Current Liabilities	—	175,000
Total non-current liabilities	13,256,952	12,928,413
Total liabilities	20,686,336	19,722,698

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,412,335 and 70,466,103, shares issued and outstanding	72,410	70,464
Equity payable	331,301	571,979
Additional paid-in capital	123,078,596	122,323,597
Accumulated other comprehensive loss	61,883	63,204
Accumulated deficit	(142,783,197)	(140,193,506)
Total stockholders’ deficit	(19,239,007)	(17,164,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,447,329	$2,558,436

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Revenues	$513,311	$299,234
Cost of revenues	$239,593	44,934
Gross profit	273,718	254,300

Operating expenses
Bad Debt Expense	1,692	—
General and administrative	639,631	338,065
Sales and marketing	880,654	681,482
Engineering, research, and development	804,448	947,135
Depreciation and amortization	8,031	9,909
Total operating expenses	2,334,456	1,976,591

Loss from operations	(2,060,738)	(1,722,291)

Other income/(expense)
Interest expense	(631,333)	(397,472)
Loss on sale of fixed assets	(6,875)	—
Settlement Losses	(2,500)	—
Foreign currency gain	—	—
Total other income/(expense)	(640,708)	(397,472)
Loss before income taxes	(2,701,446)	(2,119,763)
Income tax expense	—	—
Net loss from continuing operations	(2,701,446)	(2,119,763)
Net Income (Loss) from discontinued operations	111,755	(134,479)
Net Loss	(2,589,691)	(2,254,242)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	(1,321)	217,929
Comprehensive loss	$(2,591,012)	$(2,036,313)
Net loss per share:
Basic and Diluted net loss from continuing operations	(0.04)	(0.03)
Basic and Diluted net loss from discontinued operations	0.00	(0.00)
Total Basic and Diluted	$(0.04)	$(0.03)
Weighted average number of shares:
Basic and Diluted	72,505,727	67,949,340

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	70,466,103	$70,464	$571,979	$122,323,597	$63,204	$(140,193,506)	(17,164,262)
Debt discount - related party debt	—	—	—	69,502	—	—	69,502
Issuance of common stock for settlement of interest from equity payable - related party debt	1,946,232	1,946	(471,116)	469,170	—	—	—
Interest Payable on related party debt recorded to equity payable	—	—	230,438	—	—	—	230,438
Stock based compensation - employees	—	—	—	135,079	—	—	135,079
Stock based compensation - directors	—	—	—	81,248	—	—	81,248
Foreign currency translation adjustment	—	—	—	—	(1,321)	—	(1,321)
Net loss	—	—	—	—	—	(2,589,691)	(2,589,691)
Balance, March 31, 2025	72,412,335	$72,410	$331,301	$123,078,596	$61,883	$(142,783,197)	$(19,239,007)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Fair value of options issued with related party debt	—	—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors	—	—	—	81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net Loss	$(2,589,691)	$(2,254,242)
Net income (loss) from discontinued operations	(111,755)	134,479
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,692	—
Stock-based compensation	135,079	112,660
Srock-based compensation from restricted stock	81,248	81,250
Loss on disposal of fixed assets	6,875	—
Depreciation and amortization expense	8,031	21,257
Amortization of Debt Discount	171,202	94,480
Increase (decrease) in cash resulting from changes in:
Accounts receivable	47,273	(11,831)
Other current assets	—	—
Other assets	(2,176)	(10)
Accounts payable	142,014	(252,084)
Prepaid Expenses	19,714	(66,563)
Accrued interest	458,173	299,181
Accrued and deferred personnel compensation	(96,994)	(159,051)
Other liabilities - current	(351,055)	(28,276)
Lease Operating Assets	(13,018)	(11,350)
Deferred revenue and customer deposits	(61,554)	(45,180)
Net cash and restricted cash used in operating activities of continuing operations	(2,154,942)	(2,085,280)
Net Cash and restricted cash used in operating activities of discontinuing operations	111,755	(85,010)
Net cash and restricted cash used in operating activities	$(2,043,187)	$(2,170,290)

INVESTING ACTIVITIES
Purchases of equipment	—	—
Net cash and restricted cash used in investing activities	—	—

FINANCING ACTIVITIES
Payments on notes payable	—	(8,658)
Proceeds from Related Party Debt	825,000	1,950,000
Proceeds from Notes Payable	250,000	—
Net cash and restricted cash provided by (used in) financing activities	1,075,000	1,941,342

Effect of foreign currency translation on cash flow	(1,248)	(665)

Net Change in cash and restricted cash	(969,435)	(229,613)
Cash and restricted cash at beginning of period	$1,395,983	$416,395
Cash and restricted cash at end of period	426,548	186,782

Supplemental disclosures
Interest paid	$—	$—

Non Cash investing and financing activities:
Debt discount - related party debt	$69,502	$466,594
Shares issued for settlement of debt - related party	$230,438	$—
AP exchange for related party notes payable	$1,000,000	$—
AP exchange for notes payable	$175,000	$—

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

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”). Given that the effect of the Asset Purchase Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of discontinued operations, the assets, liabilities, and operating results of Mobivity Holdings Corp have been classified as discontinued operations as of September 30, 2024 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

As of March 31, 2025, and December 31, 2024 we recorded an allowance for doubtful accounts of $6,872 and $44,752, respectively.

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

We conducted our annual impairment tests of goodwill as of December 31, 2024. As a result of these tests, we had a total impairment charge of $0.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the three months ended March 31, 2025 and 2024, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025 and 2024, two customers accounted for 85% and 59% of our revenues, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We are required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at a comprehensive loss. For the three months ended March 31, 2025 and 2024, the comprehensive loss was $2,591,012, and $2,036,313 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $167,628 and $93,430 for the three months ended March 31, 2025 and 2024, respectively.

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

Reportable Segments

The customer acquisition and engagement segment derives revenues from customers by creating ways for customers to acquire new customers and in increase customer retention by email, text messaging and app interaction. the first is The Company’s Connected Reward program that encourages engage by offering real life rewards through on of the many marketing channels. In addition, we offer SMS messaging programs that allow the companies to send company updates, offers and promotions through email and SMS/MMS messaging. The accounting policies are the same as the policies listed in the summary of significant accounting policies.

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

The CODM is provided quarterly with reports on cash and accounts receivable to make decisions regarding resource allocation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment
Revenues	$513,311
Less:
Customer Acquisition Costs	239,593
Dues and Subscriptions	22,415
Legal and Accounting and Professional Fees	121,828
Travel Expense	14,280
Administrative Expenses	524,163
Advertising Expense	167,628
Payroll and Related Expense	1,484,142
Interest Expense	631,333
Other Expenses (1)	9,375
Customer Acquisition and Engagement segment Net Income	$(2,701,446)

(1)	Other Expense includes settlement losses and loss on disposal of fixed assets

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three months ended March 31, 2025 and 2024, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is a summary of recent accounting developments.

In November 2023 FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public entities “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” The Company adopted AS 2023-07 as of December 31, 2024. The Company’s CODM has determined that Mobivity Holdings Corp has one reportable segment. This will result in no changes to the reporting of our or presentation our financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheet:

	As of March 31, 2025	As of December 31,2024
Assets
Current assets
Accounts receivable	$46,238	$214,779

Total Assets	$46,238	$214,779

The following table provides details about the major classes of line items constituting “Income from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended
	March 31,
	2025	2024
Revenues	$393,540	$1,301,671
Cost of Revenue	251,151	919,477
Gross Profit	142,389	382,194

Operating Expenses
Bad Debt Expense	(28,670)	49,109
General and administrative	35,152	306,664
Sales and marketing	12,728	81,617
Engineering, research and development	11,424	79,283
Total operating expenses	30,634	516,673

Income (Loss) from Operations	111,755	(134,479)

Net Income (Loss) from Discontinued Operations	$111,755	$(134,479)

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

4. Going Concern

The Company had $291,732 of cash as of March 31, 2025. The Company had a net loss of $2.6 million for the three months ended March 31, 2025, and we used $2,043,187 of cash in our operating activities during that time. In the three months ended March 31, 2024 we had a net loss of $2.3 million and used $2,170,290 of cash in our operating expenses. The Company raised 2.3 million in cash from Convertible Notes issued during 2025. The Company raised $6.9 million in cash Convertible Notes issued during 2024.

Our additional cash from our convertible notes along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $142.8 million as of March 31, 2025. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

5. Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of March 31, 2025 and December 31, 2024:

	Balance at December 31, 2024	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at March 31, 2025
Patents and trademarks	$55,689	$—	$—	$(1,811)	$—	$53,878
Customer and merchant relationships	—	—	—	$—	—	—
Trade names	—	—	—	$—	—	—
	$55,689	$—	$—	$(1,811)	$—	$53,878

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $1,811 and $9,192 for the three months ended March 31, 2025 and 2024, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The estimated future amortization expense of our intangible assets as of March 31, 2025 was as follows:

Year ending December 31,	Amount
2025	$5,434
2026	$7,246
2027	$7,246
2028	$7,246
2029	$7,246
Thereafter	$19,460
Total	$53,878

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of March 31, 2025, we have an operating lease asset balance of $481,406 and an operating lease liability balance of $587,622 recorded in accordance with ASC 842, Leases (ASC “842”).

The Company entered in to a sublease on March 1, 2024 for its office facilities in Chandler, AZ through February 28, 2025. Monthly rental payments including rental of office furniture and excluding taxes, are $24,470. On February 28, 2025 an amendment to the sublease was signed. The amendment extended the term of the sublease until January 25, 2027 in the amount of $22,245 monthly excluding March 2025 and March 2026, which are billed at $0.

The following are additional details related to leases recorded on our balance sheet as of March 31, 2025:

Leases	Classification	Balance at March 31, 2025
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$481,406
Total lease assets		$481,406

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$308,984
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$278,638
Total lease liabilities		$587,622

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2025	$253,593
2026	344,241
2027	28,733
2028	—
2029	—
Thereafter	—
Total future lease payments	626,567
Less: imputed interest	(38,945)
Total	$587,622

Weighted Average Remaining Lease Term (years)
Operating leases	1.83

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of March 31, 2025 and December 31, 2024:

Facility	Maturity	Interest Rate	Balance at March 31, 2025	Balance at December 31, 2024
Related Party Unsecured Promissory Note - Principal	July 31, 2026	15%	271,875	271,875
Related Party Secured Promissory Note	March 31, 2027	15%	5,873,125	5,873,125
Related Party Convertible Notes	various	15%	9,100,000	8,850,000
Convertible Notes	June 30,2026	8%	250,000	250,000
Related Party Senior Secured Convertible Notes	Various	8%	1,575,000	—
Senior Secured Convertible Notes	Various	8%	425,000	—
Total Notes Payable Principal			17,495,000	15,245,000
Less Total Debt Discount			(1,432,858)	(1,534,558)
Total Debt			16,062,142	13,710,442
Less current portion			(3,083,828)	(2,315,703)
Long-term debt, net of current portion			$12,978,314	$11,394,739

Related Party Notes

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023. We may prepay any of the UP Notes without notice, subject to a two percent (2%) pre-payment penalty. The UP Note offer was conducted by our management and there were no commissions paid by us in connection with the solicitation. The Company issued to Talkot Fund LP warrants to purchase an aggregate of 33,017 shares of our common stock at the stated exercise price per share in connection with the issuance of funds under this UP Note.

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

During the three months ended March 31, 2025, a total of $20,844 of accrued interest from equity payable was converted into 86,109 shares of common stock and a $6,645 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of March 31, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $10,195 that was recorded to Equity Payable.

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

During the three months ended March 31, 2025, a total of $450,272 of accrued interest from equity payable was converted into 1,860,123 shares of common stock and a $143,554 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of March 31, 2025, the Company had a principal total of $5,873,125, a debt discount balance of $160,868 for a net principal balance of $5,712,257 and accrued interest of $220,242 that was recorded to equity payable.

Related Party Convertible Notes

The Convertible Note and all accrued interest thereon are convertible and converted into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”).

Related Party Convertible Notes issued in prior periods at the beginning of 2024 had a balance of  $2,000,000 in principal. As an inducement we issued 3,333,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the first quarter 2024 the Company issued 8 Convertible Notes payable to Thomas B. Akin for $1,950,000. As an inducement we issued 3,249,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible  Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the second quarter of 2024 the Company issued 8 Convertible Notes payable to Thomas B. Akin for $2,100,000. As an inducement we issued 3,499,997 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the third quarter of 2024 the Company issued 4 Convertible Notes payable to Thomas B. Akin for $1,275,000. As an inducement we issued 2,124,999 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the fourth quarter of 2024 the Company issued 5 Convertible Notes payable to Thomas B. Akin for $1,525,000. As an inducement we issued 2,541,664 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the first quarter of 2025 the Company issued 5 Convertible Notes payable to Thomas B. Akin for $250,000. As an inducement we issued 416,667 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the three months ended March 31, 2025 the company recorded $171,575 of interest expense in connection with the related party convertible notes and $144,273 in amortized debt discount in connections with related party convertible notes. As of March 31, 2025 the Convertible Notes issued to related parties had a principal balance of $9,100,000 with a debt discount of $1,252,743 for a net principal balance of $7,847,257 and accrued interest of $647,732.

Related Party Senior Secured Convertible Notes

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

During the first quarter of 2025 the Company issued 7 Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of March 31, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $44,918.

Convertible Notes

Convertible Notes

Convertible Notes issued in prior periods at the beginning of 2024 had a balance of $250,000 in principal. As an inducement the Company issued 416,667 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”) Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the three months ended March 31, 2025 the company recorded accrued interest of $4,690 in connection with convertible notes and $2,959 in amortized debt discount.

As of March 31, 2025 the Convertible Notes had a principal balance of $250,000 with a debt discount of $19,247 for a net principal balance of $230,753 and accrued interest of $26,381.

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

During the first quarter of 2025 the Company issued 10 Convertible Notes payable for $425,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of March 31, 2025 the Convertible Notes had a principal balance of $425,000 and accrued interest of $6,552.

Interest Expense

Interest expense was $631,333 and $397,472 during the three months ended March 31, 2025 and 2024, respectively.

8. Common Stock and Equity Payable

Common Stock and Equity Payable

2024

During the three months ended March 31, 2024 no shares were issued and no equity payable was recorded.

As of the three months ended March 31, 2024 we had an equity payable balance of $989,947

2025

On January 24, 2025 a total of 1,860,123 shares of common stock were granted from equity payable to Thomas Akin as settlement of $450,272 of interest payable and the Company recorded a loss on settlement of debt of $143,554.

On January 24, 2025 a total of 86,109 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $20,844 of interest payable and the Company recorded a loss on settlement of debt of $6,645.

On March 31, 2025 a total of $220,242 of interest was accrued and settled to equity payable for the issuance of 620,821 shares of common stock.

On March 31, 2025 a total of $10,195 of interest was accrued and settled to equity payable for the issuance of 28,739 shares of common stock.

During the three months ended March 31, 2025, the Company issued 1,946,232 shares for $471,116 from equity payable and recorded a loss on settlement of debt for $150,199. A total of $230,438 of interest was accrued and settled to equity payable.

As of the March 31, 2025 the Company had an equity payable balance of $331,301. These share consist of $230,439 interest payable to be settled into 649,560 shares and $100,862 in RSU’s payable of 93,390 shares.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2025.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	7,297,355	$0.90	7.28
Granted	260,000	$—	—
Forfeited/canceled	(981,020)	$—	—
Expired	(2,178,335)	$—
Outstanding at December 31, 2024	4,398,000	$0.92	7.40
Forfeited/canceled	(237,919)	$—	—
Expired	(209,581)	$—	—
Outstanding at March 31, 2025	3,950,500	$0.94	7.17

Expected to vest at March 312025	3,950,500	$0.94	7.17
Exercisable at March 31, 2025	2,390,482	$0.97	6.59
Unrecognized expense at March 31, 2025	$921,027		—

2024

During the three months ended March 31, 2024 no employee stock options were issued.

During the twelve months ended December 31, 2024 we had a total stock-based compensation expense of $193,910 this is comprised of $81,250 in restricted stock unit compensation expense, and $112,660 of stock-based compensation expense for employee options.

2025

During the three months ended March 31, 2025 no employee stock options were issued.

During the three months ended March 31, 2025 we had a total stock-based compensation expense of $216,327 this is comprised of $81,248 in restricted stock unit compensation expense, and $135,079 of stock-based compensation expense for employee options.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$3,203	$(42,327)
Sales and marketing	101,007	107,862
Engineering, research, and development	30,868	47,125
	$135,078	$112,660

Due to the forfeiture of unvested amortized expenses in 2024, the company recorded a $42,327 gain in G&A stock-based amortized expense for the three months ended March 31, 2024.

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2025 and 2024.

Three Months Ended
March 31,
	2025	2024
Risk-free interest rate	—%	—%
Expected life (years)	—	—
Expected dividend yield	—%	—%
Expected volatility	—%	—%

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

The expected volatility in 2025 and 2024 is based on the historical publicly traded price of our common stock.

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2024 and for the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,799,025	$0.94	—	$1,691,084
Awarded	912,555	$0.36	—	$328,520
Outstanding at December 31, 2024	2,711,580	$0.75	—	$2,033,685
Awarded	225,690	$0.36	—	$81,248
Outstanding at March 31, 2025	2,937,270	$0.75	—	$2,202,953

Expected to vest at March 31, 2025	2,937,270	$0.75	—	$2,202,953
Vested at March 31, 2025	2,937,270	$0.75	—	$2,202,953
Unvested at March 31, 2025	—
Unrecognized expense at March 31, 2025	$—

18

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

In the three months ended March 31, 2024 the Company recorded $81,250 in restricted stock expense as board compensation.

2025

On March 31, 2025 the company granted five independent directors a total of 225,690 restricted stock units. The units were valued at $81,248 or $.36 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) March 31, 2028, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the three months ended March 31, 2025, the Company recorded $81,248 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
General and administrative	$81,248	$81,250
	$81,248	$81,250

As of March 31, 2025, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of March 31, 2025 and the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	10,163,222	$0.94	2.27
Granted	11,458,324	$—	—
Canceled/forfeited/expired	(20,339)	$—	—
Outstanding at December 31, 2024	21,601,207	$0.94	2.48
Granted	416,667	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(768,190)	$—	—
Outstanding at March 31, 2025	21,249,684	$0.71	1.89

19

2024

During the first quarter of 2024, one warrant holders was issued 3,291,664 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,250,000. The Company recorded a discount of  $466,594 related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 93% and an option fair value of $0.1418.

2025

During the first quarter of 2025, one warrant holders was issued 416,667 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $250,000. The Company recorded a discount of $69,502 related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 144% and an option fair value of $0.1668.

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

The following table presents assets that are measured and recognized at fair value as of March 31, 2025 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$53,878	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$55,689	$—

10. Commitments and Contingencies

Litigation

As of the date of this report, the company has one pending legal proceeding related to alleged violations of the TCPA (Telephone Consumer Protection Act) Violation. This proceeding is a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages in violation of the Telephone Consumer Protection Act, 47 U.S.C § 227 et al. (“TCPA”). We are unable to determine at this time whether it may result in a “material” exposure as defined.

In addition, a settlement was reached in a previously active TCPA case, a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages to Plaintiff and members of a putative class in violation of the TCPA. A settlement was reached and a settlement loss of $2,500 was accrued during the 3 months ended March 31, 2025.

Operating Lease

As of March 31, 2025, we have an operating lease asset balance for this lease of $481,406 and an operating lease liability balance for this lease of $587,622 recorded in accordance with ASC 842.

11. Related Party Transactions

Unsecured Promissory Note

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023.

During the three months ended March 31, 2025, a total of $20,844 of accrued interest from equity payable was converted into 86,109 shares of common stock. As of March 31, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $$10,195 that was recorded to Equity Payable.

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

During the three months ended March 31, 2025, a total of $450,272 of accrued interest from equity payable was converted into 1,860,123 shares of common stock. As of December 31, 2024, the Company had a principal total of $5,873,125, a debt discount balance of $160,868 for a net principal balance of $5,712,257 and accrued interest of $220,242 that was recorded to Equity Payable.

Related Party Convertible Notes

During the first quarter of 2025 the Company issued 5 Convertible Notes payable to related parties for $250,000. As an inducement we issued 416,667 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the three months ended March 31, 2025 the company recorded $454,912 of interest expense in connection with the related party convertible notes and $470,267 in amortized debt discount in connections with related party convertible notes. As of March 31, 2025 the Convertible Notes issued to related parties had a principal balance of $9,100,000 with a debt discount of $1,252,743 for a net principal balance of $7,847,257 and accrued interest of $647,732.

Related Party Senior Secured Convertible Notes

During the first quarter of 2025 the Company issued 7 Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note.

As of March 31, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $44,918.

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

The CODM is provided quarterly with reports on cash and accounts receivable to make decisions regarding resource allocation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment
Revenues	$513,311
Less:
Customer Acquisition Costs	239,593
Dues and Subscriptions	22,415
Legal and Accounting and Professional Fees	121,828
Travel Expense	14,280
Administrative Expenses	524,163
Advertising Expense	167,628
Payroll and Related Expense	1,484,142
Interest Expense	631,333
Other Expenses (1)	9,375
Customer Acquisition and Engagement segment Net Income	$(2,701,446)

(1)	Other Expense includes settlement losses and loss on disposal of fixed assets

13. Sales of Certain Contracts

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

14. Subsequent Events

Convertible Notes

During April 2025, the Company issued one Convertible Notes to Thomas B. Akin for a total amount of $300,000.

During May 2025, the Company issued one Convertible Notes to Thomas B. Akin for a total amount of $250,000.

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

Recent Events

Related Party Senior Secured Notes

During the first quarter of 2025 the Company issued 10 Convertible Notes payable for $425,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note.

Senior Secured Convertible Notes

During the first quarter of 2025 the Company issued 7 Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note.

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

Revenues for the three months ended March 31, 2025, were $513,311 an increase of $214,077 compared to $299,234 for the same period in 2024.

This increase is primarily due to an increase of Connected Rewards revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended March 31, 2025, was $239,593, an increase of $194,659, or 433%, compared to $44,934 for the same period in 2024.

This increase is primarily due to an increase in Connected Rewards revenue resulting in a higher cost of good sold. As revenue from SMS and MMS services grew, the associated direct costs of delivering these services also rose.

Bad Debt Expense

Bad Debt expense for the three months ended March 31, 2025 was $1692, an increase of $1,692, or 100%, compared to $0 for the three months ended March 31, 2024 . This increase is due to additional invoices aged past 90 days.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $301,566, or 89%, to $639,631, during the three months ended March 31, 2025, compared to $338,065 for the same period in 2024. The increase in general and administrative expenses was primarily due to a decrease in legal and payroll expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $199,172, or 29%, to $880,654 during the three months ended March 31, 2025, compared to $681,482 for the same period in 2024. The increase is primarily due to an increase in consulting fees and an increase in payroll expense.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $142,687, or 15%, to $804,448 during the three months ended March 31, 2025, compared to $947,135 for the same period in 2024. This decrease is primarily due to a decrease in payroll expense.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense decreased $1,878, or 19%, to $8,031 during the three months ended March 31, 2025 compared to $9,909 for the same period in 2024. This decrease is primarily due to decrease intangible and fixed assets.

Interest Expense

Interest expense increased $233,861, or 59%, to $631,333 during the three months ended March 31, 2025, compared to $397,472 in the same period in 2023. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended March 31, 2025 and 2024 were $2,500 and $0 , respectively.

Loss on Disposal of Fixed Assets

Loss on disposal of fixed assets consists of an asset being disposed of for less than its carrying value.

Loss on disposal of fixed assets for three months ended March 31, 2025 and 2024 was $6,875 and $$0 , respectively

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three months ended March 31, 2025, was $1 Canadian equals $0.70 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2024. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a loss of $1,321 and a gain of $217,929 for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, we had current assets of $892,548, including $291,732 in cash, and current liabilities of $7,429,384, resulting in a working capital deficit of $6,509,660.

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

Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,043,187)	$(2,170,290)
Investing activities	—	—
Financing activities	1,075,000	1,941,342
Effect of foreign currency translation on cash flow	(1,248)	(665)
Net change in cash	$(969,435)	$(229,613)

Operating Activities

We used cash and restricted in operating activities totaling $2,043,187 during the three months ended March 31, 2025 and used cash and restricted cash in operating activities totaling $2,170,290 during the three months ended March 31, 2024. Key drivers of the cash used in operating activities are the net loss of $2,701,446, a net loss from discontinued operations of $111,755, changes to accounts receivable of $47,273, accrued interest of $458,173, stock-based compensation of $216,327, accounts payable of $142,014, and amortization of debt discount of $171,202.

Investing Activities

Investing activities during the three months ended March 31, 2025 were $0 compared to$0 in the three months ended March 31, 2024

Financing Activities

Financing activities during the three months ended March 31, 2025 consisted of $1,825,000 of proceeds from related party convertible notes and $425,000 in convertible notes compared to $1,9250,000 of related party convertible notes in the three months ended March 31, 2024  Payments of $0 were made on notes payable compared to $8,658 in the same period in 2024.

Critical Accounting Estimates

We have adopted various accounting policies to prepare the our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principal Executive Officer and Interim Chief Financial Officer, concluded that as of March 31, 2025 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 25, 2024, by and between Mobivity Holdings Corp. and SMS Factory, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2024)
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (incorporated by reference to Exhibit 3.1[FD1] to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2024) [FD1]Note, we added the specific exhibit references (it is typically not sufficient to refer to the report as a whole).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 20, 2008)
3.3	Amendment No. 1 to Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 20, 2008)
3.4	Amendment No. 2 to the Bylaws, effective as of May 20, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 24, 2013)
10.1	Form of Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2025)
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 18, 2025)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

** Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: June 6, 2025	By:	/s/ Bryce D. Daniels
Bryce D. Daniels
President
(Principal Executive Officer)

Date: June 6, 2025	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer (Principal Accounting Officer)

