Form 10-Q
period 2025-06-30
MOBIVITY HOLDINGS CORP.
filed 2025-09-02
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 2, 2025, the registrant had 73,976,596 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$364,684	$1,261,240
Restricted Cash	134,891	134,743
Accounts receivable, net of allowance for doubtful accounts $891, and $44,752 respectively	140,078	142,766
Current assets from discontinued operations	—	214,779
Other current assets	203,653	178,336
Total current assets	843,306	1,931,864
Right to use lease assets	419,944	541,618
Intangible assets and software development costs, net	54,179	55,689
Fixed Assets	12,962	29,265
Other assets	3,424	—
TOTAL ASSETS	$1,333,815	$2,558,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,298,777	$2,643,602
Accrued interest	992,217	497,848
Accrued and deferred personnel compensation	344,288	306,605
Deferred revenue and customer deposits	34,899	143,595
Related party notes payable, net - current maturities	3,851,953	2,315,703
Notes payable, net - current maturities	—	—
Operating lease liability, current	315,905	302,178
Other current liabilities	454,931	584,754
Total current liabilities	9,292,970	6,794,285

Non-current liabilities
Related party notes payable, net - long term	12,470,513	11,166,945
Notes payable, net - long term	658,712	227,794
Operating lease liability	196,682	358,674
Other Non-Current Liabilities - related party	—	1,000,000
Other Non-Current Liabilities	—	175,000
Total non-current liabilities	13,325,907	12,928,413
Total liabilities	22,618,877	19,722,698

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,412,335 and 70,466,103, shares issued and outstanding	72,410	70,464
Equity payable	564,298	571,979
Additional paid-in capital	123,508,820	122,323,597
Accumulated other comprehensive loss	64,190	63,204
Accumulated deficit	(145,494,780)	(140,193,506)
Total stockholders’ deficit	(21,285,062)	(17,164,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,333,815	$2,558,436

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Revenues	$939,535	$374,136	$1,452,846	$673,372
Cost of revenues	$528,022	247,075	$767,615	292,009
Gross profit	411,513	127,061	685,231	381,363

Operating expenses
Bad Debt Expense	—	(2,066)	1,692	(2,065)
General and administrative	715,925	280,721	1,355,556	621,806
Sales and marketing	882,027	787,385	1,762,681	1,468,867
Engineering, research, and development	748,663	918,374	1,553,143	1,862,464
Depreciation and amortization	5,211	3,266	13,242	13,175
Total operating expenses	2,351,826	1,987,680	4,686,314	3,964,247

Loss from operations	(1,940,313)	(1,860,619)	(4,001,083)	(3,582,884)

Other income/(expense)
Interest expense	(688,680)	(502,467)	(1,320,013)	(899,941)
Loss on sale of fixed assets	—	—	(6,876)	—
Settlement Losses	—	—	(2,500)	—
Foreign currency gain	(1)	(1)	32	(25)
Total other income/(expense)	(688,681)	(502,468)	(1,329,357)	(899,966)
Loss before income taxes	(2,628,994)	(2,363,087)	(5,330,440)	(4,482,850)
Income tax expense	—	—	—	—
Net loss from continuing operations	(2,628,994)	(2,363,087)	(5,330,440)	(4,482,850)
Net Income (Loss) from discontinued operations	(82,589)	(153,033)	29,166	(287,512)
Net Loss	(2,711,583)	(2,516,120)	(5,301,274)	(4,770,362)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	2,307	(2,600)	986	215,329
Comprehensive loss	$(2,709,276)	$(2,518,720)	$(5,300,288)	$(4,555,033)
Net loss per share:
Basic and Diluted net loss from continuing operations	(0.04)	(0.03)	(0.07)	(0.06)
Basic and Diluted net loss from discontinued operations	(0.00)	(0.00)	0.00	(0.00)
Total Basic and Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.06)
Weighted average number of shares:
Basic and Diluted	73,155,287	69,328,080	72,832,301	69,333,590

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	70,466,103	$70,464	$571,979	$122,323,597	$63,204	$(140,193,506)	(17,164,262)
Debt discount - related party debt	—	—	—	69,502	—	—	69,502
Issuance of common stock for settlement of interest from equity payable - related party debt	1,946,232	1,946	(471,116)	469,170	—	—	—
Interest Payable on related party debt recorded to equity payable	—	—	230,438	—	—	—	230,438
Stock based compensation - employees	—	—	—	135,079	—	—	135,079
Stock based compensation - directors	—	—	—	81,248	—	—	81,248
Foreign currency translation adjustment	—	—	—	—	(1,321)	—	(1,321)
Net loss	—	—	—	—	—	(2,589,691)	(2,589,691)
Balance, March 31, 2025	72,412,335	$72,410	$331,301	$123,078,596	$61,883	$(142,783,197)	$(19,239,007)
Debt discount - related party debt	—	—	—	217,133	—	—	217,133
Interest Payable on related party debt recorded to equity payable	—	—	232,997	—	—	—	232,997
Stock based compensation	—	—	—	131,842	—	—	131,842
Stock based compensation - directors	—	—	—	81,249	—	—	81,249
Foreign currency translation adjustment	—	—	—	—	2,307	—	2,307
Net loss	—	—	—	—	—	(2,711,583)	(2,711,583)
Shares transferred to
Balance, June 30, 2025	72,412,335	72,410	564,298	123,508,820	64,190	(145,494,780)	(21,285,062)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Debt discount - related party debt	—	—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors	—	—	—	81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)
Debt discount - related party debt		—	—	619,191	—	—	619,191
Issuance of common stock for settlement of interest payable on related party debt	—	—	465,996		—	—	465,996
Stock based compensation - Employees	—	—	—	131,414	—	—	131,414
Stock based compensation -Directors				81,249			81,249
Foreign currency translation adjustment	—	—	—	—	(2,600)	—	(2,600)
Net loss	—	—	—	—	—	$(2,516,120)	(2,516,120)
Balance, June 30, 2024	67,949,709	$67,950	$1,455,943	$120,116,959	$61,498	$(134,730,970)	$(13,028,620)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net Loss	$(5,301,274)	$(4,770,362)
Net income (loss) from discontinued operations	(29,166)	287,512
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,692	122,084
Stock-based compensation	266,921	244,074
Stock-based compensation from restricted stock	162,497	162,499
Loss on disposal of fixed assets	6,875	—
Depreciation and amortization expense	13,242	32,676
Amortization of Debt Discount	357,371	215,938
Increase (decrease) in cash resulting from changes in:
Accounts receivable	996	(78,461)
Other current assets	—	—
Other assets	(2,988)	—
Accounts payable	655,175	(492,616)
Prepaid Expenses	(25,993)	(132,332)
Accrued interest	957,804	639,718
Accrued and deferred personnel compensation	37,092	(49,632)
Other liabilities - current	(129,823)	(180,333)
Lease Operating Assets	(26,591)	(23,256)
Deferred revenue and customer deposits	(108,696)	(68,333)
Net cash and restricted cash used in operating activities of continuing operations	(3,164,866)	(4,090,824)
Net Cash and restricted cash used in operating activities of discontinuing operations	243,946	(287,512)
Net cash and restricted cash used in operating activities	$(2,920,920)	$(4,378,336)

INVESTING ACTIVITIES
Cash paid for patent equipment	—	(9,388)
Purchases of equipment	(2,400)	(4,559)
Net cash and restricted cash used in investing activities	(2,400)	(13,947)

FINANCING ACTIVITIES
Payments on notes payable	—	(7,035)
Proceeds from Related Party Debt	1,775,000	4,050,000
Proceeds from Notes Payable	250,000	—
Net cash and restricted cash provided by (used in) financing activities	2,025,000	4,042,965

Effect of foreign currency translation on cash flow	1,912	215,751

Net Change in cash and restricted cash	(896,408)	(133,567)
Cash and restricted cash at beginning of period	$1,395,983	$416,395
Cash and restricted cash at end of period	499,575	282,828

Supplemental disclosures
Interest paid	$—	$—

Non Cash investing and financing activities:
Debt discount - related party debt	$286,635	$1,091,485
Shares issued for settlement of debt - related party	$463,435	$465,996
Shares issued from stock-payable	$471,116	$—
AP exchange for related party notes payable	$1,000,000	$—
AP exchange for notes payable	$175,000	$—

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

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”). Given that the effect of the Asset Purchase Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of discontinued operations, the assets, liabilities, and operating results of Mobivity Holdings Corp have been classified as discontinued operations as of September 30, 2024 and December 31, 2024 and for the six months ended June 30, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 7, 2024.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

Cash Equivalents and Restricted Cash

We minimize our credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. Our balances at times may exceed federally insured limits. We have not experienced any losses on our cash accounts.

Restricted cash is held for as a deposit to guarantee our letter of credit required for currently office lease. We also hold in restricted cash a deposit by our office space’s sublease tenant.

As of June 30, 2025, a total of $364,684 was available and $134,891 was held in restricted cash accounts.

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

As of June 30, 2025, and December 31, 2024 we recorded an allowance for doubtful accounts of $891 and $44,752, respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the six months ended June 30, 2025 and 2024, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended June 30, 2025 and 2024, respectively.

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

During the six months ended June 30, 2025 and 2024, two customers accounted for 89% and 58% of our revenues, respectively.

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

For the three months ended June 30, 2025 and 2024, the comprehensive loss was $2,709,276, and $2,518,720 respectively.

For the six months ended June 30, 2025 and 2024, the comprehensive loss was $5,300,288 and $4,555,033 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $229,015 and $246,605 for the six months ended June 30, 2025 and 2024, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and six months ended June 30, 2025 and 2024, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheet:

	As of June 30, 2025	As of December 31, 2024
Assets
Current assets
Accounts receivable	$—	$214,779

Total Assets	$—	$214,779

The following table provides details about the major classes of line items constituting “Income from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$71,800	$1,098,904	$465,340	$2,400,575
Cost of Revenue	111,295	732,006	362,446	1,651,483
Gross Profit	(39,495)	366,898	102,894	749,092

Operating Expenses
Bad Debt Expense	(2,832)	75,040	(31,502)	124,149
General and administrative	33,553	289,295	68,707	595,959
Sales and marketing	5,799	64,559	18,525	146,176
Engineering, research and development	6,574	91,031	17,998	170,314
Total operating expenses	43,094	519,925	73,728	1,036,598

Foreign currency gain	—	(6)	—	(6)
Total other income/(expense)	—	(6)	—	(6)
Income (Loss) from Operations	(82,589)	(153,033)	29,166	(287,512)

Net Income (Loss) from Discontinued Operations	$(82,589)	$(153,033)	$29,166	$(287,512)

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

4. Going Concern

The Company had $364,684 of cash as of June 30, 2025. The Company had a net loss of $5.3 million for the six months ended June 30, 2025, and used $2,920,920 of cash in our operating activities during that time. In the six months ended June 30, 2024 the Company had a net loss of $4.8 million and used $4,378,336 of cash in our operating expenses. The Company raised $2.0 million in cash from convertible notes issued during 2025. The Company raised $4.1 million in cash convertible notes issued during 2024.

Our additional cash from our convertible notes along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $145.5 million as of June 30, 2025. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

5. Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of June 30, 2025 and December 31, 2024:

	Balance at December 31, 2024	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at June 30, 2025
Patents and trademarks	$55,689	$2,400	$—	$(3,910)	$—	$54,179
Customer and merchant relationships	—	—	—	$—	—	—
Trade names	—	—	—	$—	—	—
	$55,689	$2,400	$—	$(3,910)	$—	$54,179

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $2,099 and $1,666 for the three months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $3,910 and $10,858 for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The estimated future amortization expense of our intangible assets as of June 30, 2025 was as follows:

Year ending December 31,	Amount
2025 (six months remaining)	$4,199
2026	$8,398
2027	$8,398
2028	$8,398
2029	$8,398
Thereafter	$16,388
Total	$54,179

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of June 30, 2025, we have an operating lease asset balance of $419,944 and an operating lease liability balance of $512,587 recorded in accordance with ASC 842, Leases (ASC “842”).

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

The following are additional details related to leases recorded on our balance sheet as of June 30, 2025:

Leases	Classification	Balance at June 30, 2025
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$419,944
Total lease assets		$419,944

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$315,905
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$196,682
Total lease liabilities		$512,587

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2025	$169,062
2026	344,241
2027	28,734
2028	—
2029	—
Thereafter	—
Total future lease payments	542,037
Less: imputed interest	(29,450)
Total	$512,587

Weighted Average Remaining Lease Term (years)
Operating leases	1.58

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of June 30, 2025 and December 31, 2024:

Facility	Maturity	Interest Rate	Balance at June 30, 2025	Balance at December 31, 2024
Related Party Unsecured Promissory Note - Principal	July 31, 2026	15%	271,875	271,875
Related Party Secured Promissory Note	March 31, 2027	15%	5,873,125	5,873,125
Related Party Convertible Notes	various	15%	10,050,000	8,850,000
Convertible Notes	June 30,2026	8%	250,000	250,000
Related Party Senior Secured Convertible Notes	Various	8%	1,575,000	—
Senior Secured Convertible Notes	Various	8%	425,000	—
Total Notes Payable Principal			18,445,000	15,245,000
Less Total Debt Discount			(1,463,822)	(1,534,558)
Total Debt			16,981,178	13,710,442
Less current portion			(3,851,953)	(2,315,703)
Long-term debt, net of current portion			$13,129,225	$11,394,739

Related Party Notes

Unsecured Promissory Note (“UP Notes”)

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

During the six months ended June 30, 2025, a total of $20,844 of accrued interest from equity payable was converted into 86,109 shares of common stock and a $6,645 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of June 30, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $20,504 that was recorded to Equity Payable.

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

On January 31, 2023, the Company then entered into Amendment No. 1 ( “Amendment 1”), which amends our existing Credit Facility Agreement[1], dated as of November 11, 2022, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. Amendment 1 amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until December 1, 2025. Principal payments have been deferred to a period beginning on January 1, 2024 and ending December 1, 2025, and further provides that any accrued interest on unpaid advances under the agreement is to be paid quarterly in shares of our common stock, at a price per share equal to the volume-weighted average price of our common stock quoted on the Over-The Counter Venture Market operated by OTC Markets Group Inc. (“OTCQB®”) over the ninety (90) trading days immediately preceding such date. Amendment 1 provides for corresponding amendments to the form of convertible notes to be issued under the Credit Agreement in the future and any outstanding convertible notes issued under the existing Credit Facility Agreement. Amendment 1 was considered a debt modification as the cash flows under the amended terms do not differ by at least 10% from the cash flows under the original agreement.

On January 31, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 2 (“ Amendment 2”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. Amendment 2 amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on July 31, 2024 and ending June 30, 2026. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

On August 13, 2024 amended terms were agreed upon and the Company then entered into Amendment No. 3 (“Amendment 3”) signed on May 3,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. Amendment 3 amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until June 30, 2026. Principal payments have been deferred to a period beginning on October 31, 2024 and ending September 30, 2026. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

The Company entered into Amendment No. 4 (“Amendment 4”) to Amended and Restated Credit Facility Agreement and Convertible Notes (the Credit Facility Agreement), signed on November 21,2024, which amends the terms of the Credit Facility Agreement, between the Company and Thomas B. Akin, and any convertible notes issued thereunder. Amendment 4 amends the existing Credit Facility Agreement to extend the maturity of the agreement and related convertible notes thereunder until March 31, 2027. Principal payments have been deferred to a period beginning on April 30, 2025 and ending March 31, 2027. The Company determined that the change in repayment terms should be accounted for as a modification as opposed to a complete extinguishment of debt, based on the guidance in ASU 470-50. The key components of this determination were as follows: (a) the changes in the structure of the debt was not deemed significant; and (b) the modification of terms were not deemed substantial enough to be treated as an extinguishment, since the present value of the new note terms did not exceeded the present value of the prior note terms by more than 10%.

During the six months ended June 30, 2025, a total of $450,272 of accrued interest from equity payable was converted into 1,860,123 shares of common stock and a $143,554 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of June 30, 2025, the Company had a principal total of $5,873,125, a debt discount balance of $140,760 for a net principal balance of $5,732,365 and accrued interest of $442,931 that was recorded to equity payable.

Related Party Convertible Notes

The Company entered into Convertible Notes, (each a “Convertible Note” and collectively, the “Convertible Notes”) with multiple investors. The Convertible Notes accrue interest at a rate of 8%, thereon are convertible and converted into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”).

Related Party Convertible Notes issued in prior periods at the beginning of 2024 had a balance of $2,000,000 in principal. As an inducement we issued 3,333,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of the Convertible Note, will continue until the Convertible Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

During the second quarter of 2025 the Company issued 5 Convertible Notes payable to Thomas B. Akin for $950,000. As an inducement we issued 1,583,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the six months ended June 30, 2025 the company recorded $362,600 of interest expense in connection with the related party convertible notes and $311,238 in amortized debt discount in connections with related party convertible notes. As of June 30, 2025 the Convertible Notes issued to related parties had a principal balance of $10,050,000 with a debt discount of $1,306,772 for a net principal balance of $8,743,228 and accrued interest of $838,755.

Related Party Senior Secured Convertible Notes

On March 17, 2025, Mobivity Holdings Corp. (the “Company”) entered into a convertible promissory note purchase agreement (the “Senior Secured Notes”) with four accredited investors, including Thomas B. Akin, a member of the Company’s Board of Directors (“Board”), and Bruce E. Terker, an owner of 5% or more of the outstanding shares of the Company’s common stock, $0.001 par value (“Common Stock”), who each participated on the same terms as the other accredited investors (collectively, the “Investors”). Pursuant to the Agreement, the Company received $2.0 million in proceeds and issued unsecured convertible promissory notes (each a “Senior Secured Convertible Note” and collectively, the “Senior Secured Convertible Notes”) in the aggregate principal amount of $2.0 million. The Senior Secured Convertible Notes were issued as part of a convertible note offering authorized by the Company’s board of directors (the “Offering”) to raise up to $3.0 million from the issuance of convertible notes. Messrs. Akin and Terker invested $75,000 and $1.5 million, respectively, in the Offering. The Company will use the proceeds from the sale of the Senior Secured Convertible Notes to continue to ramp up growth of Connected Rewards and for working capital for general corporate purposes.

During the first quarter of 2025 the Company issued 7 Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of June 30, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $99,647.

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

The Convertible Note and all accrued interest thereon are convertible into shares of our common stock, from time to time, at the option of the holder thereof, at a conversion price per share equal to the larger of either $0.50 or of the volume-weighted average price of our common stock quoted on the OTCQB ® Venture Market operated by OTC Markets Group Inc. over the thirty (30) trading days immediately preceding such date (the “Conversion Price”) Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of this Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Senior Secured Convertible Note was issued.

During the six months ended June 30, 2025 the company recorded accrued interest of $9,676 in connection with convertible notes and $5,918 in amortized debt discount.

As of June 30, 2025 the Convertible Notes had a principal balance of $250,000 with a debt discount of $16,290 for a net principal balance of $233,710 and accrued interest of $31,367.

Senior Secured Convertible Notes

On March 17, 2025, Mobivity Holdings Corp. (the “Company”) entered into a convertible promissory note purchase agreement (the “Agreement”) with four accredited investors, including Thomas B. Akin, a member of the Company’s Board of Directors (“Board”), and Bruce E. Terker, an owner of 5% or more of the outstanding shares of the Company’s common stock, $0.001 par value (“Common Stock”), who each participated on the same terms as the other accredited investors (collectively, the “Investors”). Pursuant to the Agreement, the Company received $2.0 million in proceeds and issued unsecured convertible promissory notes (each a “Senior Secured Convertible Note” and collectively, the “Senior Secured Convertible Notes”) in the aggregate principal amount of $2.0 million. The Senior Secured Convertible Notes were issued as part of a convertible note offering authorized by the Company’s board of directors (the “Offering”) to raise up to $3.0 million from the issuance of convertible notes. Messrs. Akin and Terker invested $75,000 and $1.5 million, respectively, in the Offering. The Company will use the proceeds from the sale of the Senior Secured Convertible Notes to continue to ramp up growth of Connected Rewards and for working capital for general corporate purposes.

During the first quarter of 2025 the Company issued 10 Senior Secured Convertible Notes payable for $425,000. Simple interest on the unpaid principal balance of the Senior Secured Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Senior Secured Convertible Notes are payable in one installment three years from the date of the Senior Secured Convertible Note. As of June 30, 2025 the Convertible Notes had a principal balance of $425,000 and accrued interest of $22,448.

Interest Expense

Interest expense was $688,680 and $502,467 during the three months ended June 30, 2025 and 2024, respectively.

Interest expense was $1,320,013 and $899,941 during the six months ended June 30, 2025 and 2024, respectively.

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

On June 30, 2025 a total of $222,689 of interest was accrued and settled to equity payable for the issuance of 699,796 shares of common stock.

On June 30, 2025 a total of $10,309 of interest was accrued and settled to equity payable for the issuance of 32,394 shares of common stock.

During the six months ended June 30, 2025, the Company issued 1,946,232 shares for $471,116 from equity payable. A total of $463,435 of interest was accrued and settled to equity payable.

As of the June 30, 2025 the Company had an equity payable balance of $564,298. These shares consist of $463,435 interest payable to be settled into 1,381,750 shares and $100,862 in RSU’s payable of 93,390 shares.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2025.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	7,297,355	$0.90	7.28
Granted	260,000	$—	—
Forfeited/canceled	(981,020)	$—	—
Expired	(2,178,335)	$—
Outstanding at December 31, 2024	4,398,000	$0.92	7.40
Forfeited/canceled	(237,919)	$—	—
Expired	(209,581)	$—	—
Outstanding at June 30, 2025	3,950,500	$0.96	6.92

Expected to vest at June 30, 2025	3,950,500	$0.96	6.92
Exercisable at June 30, 2025	2,627,072	$0.94	6.47
Unrecognized expense at June 30, 2025	$789,184		—

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

2025

During the six months ended June 30, 2025 no employee stock options were issued.

During the six months ended June 30, 2025 we had a total stock-based compensation expense of $429,418 this is comprised of $162,497 in restricted stock unit compensation expense, and $266,921 of stock-based compensation expense for employee options.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative	$3,223	$3,224	$6,426	$(39,103)
Sales and marketing	99,599	88,283	200,605	196,145
Engineering, research, and development	29,021	39,907	59,890	87,032
	$131,843	$131,414	$266,921	$244,074

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	—%	4.72%
Expected life (years)	—	7.00
Expected dividend yield	—%	—%
Expected volatility	—%	73.63%

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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2024 and for the six months ended June 30, 2025:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,799,025	$0.94	—	$1,691,084
Awarded	912,555	$0.36	—	$328,520
Outstanding at December 31, 2024	2,711,580	$0.75	—	$2,033,685
Awarded	518,300	$0.31	—	$160,673
Outstanding at June 30, 2025	3,229,880	$0.67	—	$2,164,020

Expected to vest at June 30, 2025	3,229,880	$0.67	—	$2,164,020
Vested at June 30, 2025	3,229,880	$0.67	—	$2,164,020
Unvested at June 30, 2025	—
Unrecognized expense at June 30, 2025	$—

19

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

In the six months ended June 30, 2024 the Company recorded $81,250 in restricted stock expense as board compensation.

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

On June 30, 2025 the Company granted five independent directors a total of 292,610 restricted stock units. The units were valued at $81,249 or $.27767 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) June 30, 2028, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the six months ended June 30, 2025, the Company recorded $162,497 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative	$81,249	$81,249	$162,497	$162,499
	$81,249	$81,249	$162,497	$162,499

As of June 30, 2025, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of June 30, 2025 and the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	10,163,222	$0.94	2.27
Granted	11,458,324	$—	—
Canceled/forfeited/expired	(20,339)	$—	—
Outstanding at December 31, 2024	21,601,207	$0.94	2.48
Granted	1,999,998	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(1,118,190)	$—	—
Outstanding at June 30, 2025	22,483,015	$0.65	1.71

20

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

During the second quarter of 2025, one warrant holders was issued 3,499,997 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,100,000. The Company recorded $371,242 of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 144% and an option fair value of $0.1778.

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

The following table presents assets that are measured and recognized at fair value as of June 30, 2025 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$54,179	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$55,689	$—

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

In addition, a settlement was reached and signed on April 9, 2025 in a previously active TCPA case, a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages to Plaintiff and members of a putative class in violation of the TCPA. A settlement was reached and a settlement loss of $2,500 was accrued during the 3 months ended June 30, 2025.

Operating Lease

As of June 30, 2025, we have an operating lease asset balance for this lease of $419,944 and an operating lease liability balance for this lease of $512,587 recorded in accordance with ASC 842.

11. Related Party Transactions

Unsecured Promissory Note (“UP Notes”)

On July 1, 2021, we entered into UP Notes in the aggregate principal amount of $271,875 with Talkot Fund, LP and investor in the Company. Each UP Note bears interest on the unpaid balance at the rate of fifteen percent (15%) per annum and the principal and accrued interest are due and payable no later than December 31, 2023.

During the six months ended June 30, 2025, a total of $20,844 of accrued interest from equity payable was converted into 86,109 shares of common stock. As of June 30, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $$20,504 that was recorded to Equity Payable.

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

During the six months ended June 30, 2025, a total of $450,272 of accrued interest from equity payable was converted into 1,860,123 shares of common stock. As of June 30, 2025, the Company had a principal total of $5,873,125, a debt discount balance of $140,760 for a net principal balance of $5,732,365 and accrued interest of $442,931 that was recorded to Equity Payable.

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

During the second quarter of 2025 the Company issued 5 Convertible Notes payable to Thomas B. Akin for $950,000. As an inducement we issued 1,583,332 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the six months ended June 30, 2025 the company recorded $362,600 of interest expense in connection with the related party convertible notes and $311,238 in amortized debt discount in connections with related party convertible notes. As of June 30, 2025 the Convertible Notes issued to related parties had a principal balance of $10,050,000 with a debt discount of $1,306,772 for a net principal balance of $8,743,228 and accrued interest of $838,755.

Related Party Senior Secured Convertible Notes

During the first quarter of 2025 the Company issued 7 Senior Secured Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Senior Secured Convertible Notes are payable in one installment three years from the date of the Convertible Note.

As of June 30, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $99,647.

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

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment
Revenues	$1,452,847
Less:
Customer Acquisition Costs	767,615
Dues and Subscriptions	41,146
Legal and Accounting and Professional Fees	267,138
Travel Expense	40,522
Administrative Expenses	293,851
Advertising Expense	244,377
Payroll and Related Expense	3,051,444
Outside Services	699,892
Interest Expense	1,306,797
Other Expenses (1)	70,505
Customer Acquisition and Engagement segment Net Income	$(5,330,440)

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

14. Subsequent Events

Related Party Convertible Notes

On July 31, 2025, Mobivity Holdings Corp. (the “Company”) entered into a convertible promissory note purchase agreement (the “Agreement”) with two accredited investors and/or their affiliates, Thomas B. Akin, a member of the Company’s Board of Directors (“Board”), and Bruce E. Terker, an owner of 5% or more of the outstanding shares of the Company’s common stock, $0.001 par value (“Common Stock”) (collectively, the “Investors”). Pursuant to the Agreement, the Company received $3.35 million in proceeds and issued senior secured convertible promissory notes (each a “Convertible Note” and collectively, the “Convertible Notes”) in the aggregate principal amount of $3.35 million. The Convertible Notes were issued as part of a convertible note offering authorized by the Company’s special committee (the “Special Committee”) of the board of directors (the “Board”) to raise up to $4.0 million from the issuance of Convertible Notes (the “Offering”). Messrs. Akin and Terker invested $1.85 million and $1.5 million, respectively, in the Offering. The Company will use the proceeds from the sale of the Convertible Notes for working capital for general corporate purposes and for the proposed Reverse Stock Split.

Share Issued

On July 15, 2025 a total of 620,821 shares of common stock were granted from equity payable to Thomas Akin as settlement of $220,242 of interest payable.

On July 15, 2025 a total of 28,739 shares of common stock were granted from equity payable to Thomas Akin as settlement of $10,195 of interest payable.

On July 15, 2025 a total of 182,511 shares were issued to Dennis Becker, a former director. The shares were issued on the the total Restricted Stock Units earned by Mr. Becker as director compensation that were fully vested as of December 31, 2024. Restricted stock expense is recorded on the date it vests and no expense was recognized during the six months ended June 30, 2025.

On July 23, 2025 a total of 699,796 shares of common stock were granted from equity payable to Thomas Akin as settlement of $222,689 of interest payable.

On July 23, 2025 a total of 32,394 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $10,309 of interest payable.

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

Revenues for the three months ended June 30, 2025, were $939,535 an increase of $565,399 compared to $374,136 for the same period in 2024.

Revenues for the six months ended June 30, 2025, were $1,452,846 an increase of $779,474 compared to $673,372 for the same period in 2024.

This increase is primarily due to an increase of Connected Rewards revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended June 30, 2025, was $528,022, an increase of $280,947, or 114%, compared to $247,075 for the same period in 2024.

Cost of revenues for the six months ended June 30, 2025, was $767,615, an increase of $475,606, or 163%, compared to $292,009 for the same period in 2024.

This increase is primarily due to an increase in Connected Rewards revenue resulting in a higher cost of good sold.

Bad Debt Expense

Bad Debt expense for the three months ended June 30, 2025 was $0, an increase of a $2,066 gain, or 100%, compared to a gain of $2,066 for the three months ended June 30, 2024. This increase is due to a increase in invoice aged past 90 days.

Bad Debt expense for the six months ended June 30, 2025 was $1,692, an increase of $3,757, or 182%, compared to $2,065 for the three months ended June 30, 2024. This increase is due to additional invoices aged past 90 days.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $435,204, or 155%, to $715,925, during the three months ended June 30, 2025, compared to $280,721 for the same period in 2024. The increase in general and administrative expenses was primarily due to an increase in software fees, legal fees and payroll expenses.

General and administrative expenses increased $733,750, or 118%, to $1,355,556, during the six months ended June 30, 2025, compared to $621,806 for the same period in 2024. The increase in general and administrative expenses was primarily due to an increase in share based expense for warrants issued, legal fees and payroll expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $94,642, or 12%, to $882,027 during the three months ended June 30, 2025, compared to $787,385 for the same period in 2024. The increase is primarily due to an increase in consulting fees and payroll expenses.

Sales and marketing expenses increased $293,814, or 20%, to $1,762,681 during the six months ended June 30, 2025, compared to $1,468,867 for the same period in 2024. The increase is primarily due to an increase in consulting fees and payroll expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses decreased $169,711, or 18%, to $748,663 during the three months ended June 30, 2025, compared to $918,374 for the same period in 2024. This decrease is primarily due to a decrease in payroll expense.

Engineering, research & development expenses decreased $309,321, or 17%, to $1,553,143 during the six months ended June 30, 2025, compared to $1,862,464 for the same period in 2024. This decrease is primarily due to a decrease in payroll expense.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $1,945, or 60%, to $5,211 during the three months ended June 30, 2025 compared to $3,266 for the same period in 2024.This decrease is primarily due to increase in intangible and fixed assets.

Depreciation and amortization expense increased $67, or 1% to $13,242 during the six months ended June 30, 2025 compared to $13,175 for the same period in 2024.This decrease is primarily due to increase in intangible and fixed assets.

Interest Expense

Interest expense increased $186,213, or 37%, to $688,680 during the three months ended June 30, 2025, compared to $502,467 in the same period in 2024. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Interest expense increased $420,072, or 47%, to $1,320,013 during the six months ended June 30, 2025, compared to $899,941 in the same period in 2024. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended June 30, 2025 and 2024 were $0 and $0, respectively.

Settlement losses for the six months ended June 30, 2025 and 2024 were $2,500 and $0, respectively.

Loss on Sale of Fixed Assets

Loss on sale of fixed assets consists of an asset being sold for less than its carrying value.

Loss on sale of fixed assets for three months ended June 30, 2025 and 2024 was $1 and $0, respectively

Loss on sale of fixed assets for six months ended June 30, 2025 and 2024 was $6,876 and $0, respectively

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and six months ended June 30, 2025, was $1 Canadian equals $0.70 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2024. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $2,307 and a loss of $2,600 for the three months ended June 30, 2025 and 2024, respectively.

The change in foreign currency was a gain of $986 and a gain of $215,329 for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of June 30, 2025, we had current assets of $843,306, including $364,684 in cash, and current liabilities of $9,292,970, resulting in a working capital deficit of $8,449,664.

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

Cash Flows

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,920,920)	$(4,378,336)
Investing activities	(2,400)	(13,947)
Financing activities	2,025,000	4,042,965
Effect of foreign currency translation on cash flow	1,912	215,751
Net change in cash	$(896,408)	$(133,567)

Operating Activities

We used cash and restricted in operating activities totaling $2,920,920 during the six months ended June 30, 2025 and used cash and restricted cash in operating activities totaling during the six months ended June 30, 2024. Key drivers of the cash used in operating activities are the net loss of $5,301,274, a net gain from discontinued operations of $29,166, changes to accounts receivable of $996, accrued interest of $957,804, stock-based compensation of $266,921, stock-based compensation expense for RSU’s of $162,497 accounts payable of $655,175, and amortization of debt discount of $357,371.

Investing Activities

Investing activities during the six months ended June 30, 2025 were $2,400 compared to $0 in the six months ended June 30, 2024 A total $2,400 was used for equipment purchases.

Financing Activities

Financing activities during the six months ended June 30, 2025 consisted of $1,775,000 of proceeds from related party convertible notes and $250,000 in convertible notes compared to $4,050,000 of related party convertible notes in the six months ended June 30, 2024 Payments of $0 were made on notes payable compared to $7,035 in the same period in 2024.

Critical Accounting Estimates

We have adopted various accounting policies to prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principal Executive Officer and Interim Chief Financial Officer, concluded that as of June 30, 2025 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, a settlement was reached and signed on April 9, 2025 in a previously active TCPA case, a putative class action complaint alleging that Defendant initiated telephone solicitations through text messages to Plaintiff and members of a putative class in violation of the TCPA. A settlement was reached and a settlement loss of $2,500 was accrued during the 3 months ended June 30, 2025.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the Form 10-K except as stated below:

The Company has filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 and a preliminary proxy statement to stockholders, both of which are under the review of and subject to comments of the staff of the SEC, to effect a reverse stock split as part of a plan to deregister the Company’s common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company, without the Company’s stockholders having the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

On July 31, 2025, a Special Committee of the Board consisting entirely of independent and disinterested directors, approved a transaction whereby the Company would effect a reverse stock split of the Company’s shares of common stock, in conjunction with terminating the Company’s public company reporting obligations, subject to obtaining the requisite approval of the Company’s stockholders at a Special Meeting of Stockholders to be held for that purpose.

Specifically, the Special Committee approved a transaction whereby the Company would effect a 1-for-25,000 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). If the proposal is approved, at the effective time of the Reverse Stock Split each share of common stock owned by a stockholder in any one account holding fewer than 25,000 shares immediately prior to the Reverse Stock Split will be automatically converted into the right to receive $0.29 in cash for each such share owned immediately prior to the Reverse Stock Split, without interest (the “Cash Payment”), and such stockholders (“Cashed Out Stockholders”) will no longer be stockholders of the Company. Stockholders owning shares of common stock in any one account holding 25,000 or more shares immediately prior to the effective time of the Reverse Stock Split (“Continuing Stockholders”) will remain stockholders of the Company and, to the extent any Continuing Stockholder owns a number of pre-split shares that is greater than 25,000 but is not evenly divisible by 25,000, then the fractional shares of such stockholder resulting from the proposed Reverse Stock Split would be cashed out at the Cash Payment. The Company estimates that approximately 3,481,673 shares of the Company’s common stock (representing approximately 4.7% of the shares of common stock currently outstanding) would be cashed out in the Reverse Stock Split and the aggregate cost to the Company of the Reverse Stock Split would be approximately $1,500,000. This amount includes approximately $1,009,685 needed to cash out fractional shares that would otherwise result from the Reverse Stock Split in respect of Cashed Out Stockholders (and the Cash Payment owed to certain Continuing Stockholders in lieu of fractional shares), and approximately $300,000 of legal, solicitation, filing, and other costs needed to effect the Reverse Stock Split. This total amount could be larger or smaller depending on, among other things, the number of fractional shares that will be outstanding after the Reverse Stock Split as a result of purchases, sales and other transfers of our shares of common stock by our stockholders.

The Reverse Stock Split will be submitted to a vote of the Company’s stockholders at a Special Meeting of Stockholders to be called for that purpose. The Company has prepared and filed a preliminary proxy statement and Schedule 13e-3 with respect to the Reverse Stock Split.

The Special Committee may abandon the Reverse Stock Split at any time prior to the effectiveness of the Reverse Stock Split, even after stockholder approval, if the Special Committee determines in its business judgment that the Reverse Stock Split is no longer in the best interests of the Company and its stockholders.

Any trading in our common stock (after the Reverse Stock Split and deregistration under the Exchange Act) will only occur in privately negotiated sales and potentially on the OTC Pink Market, if one or more brokers chooses to make a market for our common stock there and complies with applicable regulatory requirements; however, there can be no assurances regarding any such trading.

Stockholders holding the Company’s common stock following the Reverse Stock Split and subsequent filing to become a non-reporting entity may no longer have the information that is currently provided in the Company’s filings with the SEC pursuant to the Exchange Act regarding such matters as the Company’s business operations and developments, legal proceedings involving the Company, the Company’s financial results, the compensation of the Company’s directors and named executive officers, and Company securities held by the Company’s directors, officers and major stockholders. In addition, it is likely that there will be limited liquidity for the Company’s common stock and that trading of shares may only continue in privately negotiated sales. As a result, stockholders may not be able to purchase or sell the common stock at all or at prices they desire.

Further, the Company’s stockholders will no longer have the protections provided by the liability provisions of the Exchange Act and the Sarbanes-Oxley Act applicable to the Company and the Company’s directors, officers and major stockholders, including the short-swing profit provisions of Section 16, the proxy solicitation rules under Section 14, the stock ownership reporting rules under Section 13, provisions relating to personal attestation by officers about accounting controls and procedures potential criminal liability regarding the disclosure by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated September 25, 2024, by and between Mobivity Holdings Corp. and SMS Factory, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 1, 2024)
3.1	Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022)
3.2	Amended and Restated Bylaws of Mobivity Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 27, 2025)
10.1	Convertible Promissory Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2025)
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2025)
10.3	Form of Amendment to Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2025)
10.4	Form of Amendment No. 5 to Existing Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 5, 2025)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed electronically herewith

** Furnished electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Mobivity Holdings Corp.

Date: September 2, 2025	By:	/s/ Bryce D. Daniels
Bryce D. Daniels
President
(Principal Executive Officer)

Date: September 2, 2025	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer (Principal Accounting Officer)

