Form 10-Q
period 2025-09-30
MOBIVITY HOLDINGS CORP.
filed 2025-12-29
CIK 1447380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of December 29, 2025, the registrant had 73,976,596 shares of common stock, par value $0.001 per share, issued and outstanding.

MOBIVITY HOLDINGS CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Mobivity Holdings Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,655,318	$1,261,240
Restricted Cash	134,965	134,743
Accounts receivable, net of allowance for doubtful accounts $61,420, and $44,752 respectively	632,112	142,766
Current assets from discontinued operations	—	214,779
Other current assets	159,089	178,336
Total current assets	2,581,484	1,931,864
Right to use lease assets	357,210	541,618
Intangible assets and software development costs, net	52,079	55,689
Fixed Assets	10,512	29,265
Other assets	18,226	—
TOTAL ASSETS	$3,019,511	$2,558,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,900,820	$2,643,602
Accrued interest	1,381,876	497,848
Accrued and deferred personnel compensation	570,601	306,605
Deferred revenue and customer deposits	37,879	143,595
Related party notes payable, net - current maturities	4,620,078	2,315,703
Notes payable, net - current maturities	—	—
Operating lease liability, current	322,944	302,178
Other current liabilities	314,786	584,754
Total current liabilities	10,148,984	6,794,285

Non-current liabilities
Related party notes payable, net - long term	16,208,192	11,166,945
Notes payable, net - long term	661,671	227,794
Operating lease liability	113,334	358,674
Other Non-Current Liabilities - related party	—	1,000,000
Other Non-Current Liabilities	—	175,000
Total non-current liabilities	16,983,197	12,928,413
Total liabilities	27,132,181	19,722,698

Stockholders’ deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 73,976,596 and 70,466,103, shares issued and outstanding	73,792	70,464
Equity payable	336,421	571,979
Additional paid-in capital	124,210,472	122,323,597
Accumulated other comprehensive loss	64,745	63,204
Accumulated deficit	(148,798,100)	(140,193,506)
Total stockholders’ deficit	(24,112,670)	(17,164,262)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,019,511	$2,558,436

See accompanying notes to consolidated financial statements.

Mobivity Holdings Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Revenues	$853,614	$226,208	$2,305,942	$900,008
Cost of revenues	$591,763	120,125	$1,359,367	541,161
Gross profit	261,851	106,083	946,575	358,847

Operating expenses
Bad Debt Expense	—	(7,575)	1,692	14,849
General and administrative	1,051,914	229,968	2,387,467	542,990
Sales and marketing	859,097	197,713	2,621,779	541,762
Engineering, research, and development	739,318	323,752	2,292,456	840,207
Depreciation and amortization	4,549	612	17,791	2,812
Total operating expenses	2,654,878	744,470	7,321,185	1,942,620

Loss from operations	(2,393,027)	(638,387)	(6,374,610)	(1,583,773)

Other income/(expense)
Interest expense	(820,777)	(529,841)	(2,140,792)	(1,429,977)
Loss on sale of fixed assets	—	(6,514)	(6,876)	—
Loss on settlement of debt			—	(7,699)
Settlement Losses	—	—	(2,500)	—
Foreign currency gain	(28)	—	—	(7)
Total other income/(expense)	(820,805)	(536,355)	(2,150,168)	(1,437,683)
Loss before income taxes	(3,213,832)	(1,174,742)	(8,524,778)	(3,021,456)
Income tax expense	—	—	—	—
Net loss from continuing operations	(3,213,832)	(1,174,742)	(8,524,778)	(3,021,456)
Net Income (Loss) from discontinued operations	(89,488)	(1,283,810)	(79,816)	(4,207,458)
Net Loss	(3,303,320)	(2,458,552)	(8,604,594)	(7,228,914)
Other comprehensive loss, net of income tax
Foreign currency translation adjustments	555	1,358	1,541	216,687
Comprehensive loss	$(3,302,765)	$(2,457,194)	$(8,603,053)	$(7,012,227)
Net loss per share:
Basic and Diluted net loss from continuing operations	(0.04)	(0.02)	(0.12)	(0.04)
Basic and Diluted net loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.06)
Total Basic and Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.10)
Weighted average number of shares:
Basic and Diluted	73,887,477	70,482,976	73,187,892	69,719,515

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	70,466,103	$70,464	$571,979	$122,323,597	$63,204	$(140,193,506)	(17,164,262)
Debt discount - related party debt	—	—	—	69,502	—	—	69,502
Issuance of common stock for settlement of interest from equity payable - related party debt	1,946,232	1,946	(471,116)	469,170	—	—	—
Interest Payable on related party debt recorded to equity payable	—	—	230,438	—	—	—	230,438
Stock based compensation - employees	—	—	—	135,079	—	—	135,079
Stock based compensation - directors	—	—	—	81,248	—	—	81,248
Foreign currency translation adjustment	—	—	—	—	(1,321)	—	(1,321)
Net loss	—	—	—	—	—	(2,589,691)	(2,589,691)
Balance, March 31, 2025	72,412,335	$72,410	$331,301	$123,078,596	$61,883	$(142,783,197)	$(19,239,007)
Debt discount - related party debt	—	—	—	217,133	—	—	217,133
Interest Payable on related party debt recorded to equity payable	—	—	232,997	—	—	—	232,997
Stock based compensation	—	—	—	131,842	—	—	131,842
Stock based compensation - directors	—	—	—	81,249	—	—	81,249
Foreign currency translation adjustment	—	—	—	—	2307	—	2,307
Net loss	—	—	—	—	—	(2,711,583)	(2,711,583)
Balance, June 30, 2025	72,412,335	72,410	564,298	123,508,820	64,190	(145,494,780)	(21,285,062)
Issuance of common stock for warrant exercise	—	—	—	—	—	—	—
Fair market value of options issued with related party debt	—	—	—	—	—	—	—
Issuance of common stock for settlement of interest payable on related party debt	1,381,750	1,382	(463,435)	487,302	—	—	25,249
RSU’s issued - termination of director’s service	182,511
Interest Payable on related party debt recorded to equity payable	—	—	235,558	—	—	—	235,558
Stock based compensation - employees	—	—	—	133,100	—	—	133,100
Stock based compensation - directors	—	—	—	81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	555	—	555
Net loss	—	—	—	—	—	(3,303,320)	(3,303,320)
Balance, September 30, 2025	73,976,596	$73,792	$336,421	$124,210,472	$64,745	$(148,798,100)	$(24,112,670)

	Common Stock		Equity	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Dollars	Payable	Capital	Loss	Deficit	Deficit
Balance, December 31, 2023	67,949,709	$67,950	$989,947	$118,624,601	$(153,831)	$(129,960,608)	$(10,431,941)
Debt discount - related party debt	—	—	—	466,594	—	—	466,594
Stock based compensation - Employees	—	—	—	112,660	—	—	112,660
Stock Based Compensation - Directors	—	—	—	81,250	—	—	81,250
Foreign currency translation adjustment	—	—	—	—	217,929	—	217,929
Net loss	—	—	—	—	—	$(2,254,242)	(2,254,242)
Balance, March 31, 2024	67,949,709	$67,950	$989,947	$119,285,105	$64,098	$(132,214,850)	$(11,807,750)
Debt discount - related party debt		—	—	619,191	—	—	619,191
Issuance of common stock for settlement of interest payable on related party debt	—	—	465,996		—	—	465,996
Stock based compensation - Employees	—	—	—	131,414	—	—	131,414
Stock based compensation -Directors				81,249			81,249
Foreign currency translation adjustment	—	—	—	—	(2,600)	—	(2,600)
Net loss	—	—	—	—	—	$(2,516,120)	(2,516,120)
Balance, June 30, 2024	67,949,709	$67,950	$1,455,943	$120,116,959	$61,498	$(134,730,970)	$(13,028,620)
Debt discount - related party debt	2,516,394	2,514	(1,355,081)	1,389,977	—	—	37,410
Issuance of common stock for settlement of interest payable on related party debt	—	—	235,558		—	—	235,558
	—	—	—	298,188			298,188
Stock based compensation - Employees	—	—	—	148,789	—	—	148,789
Stock based compensation -Directors				81,250			81,250
Foreign currency translation adjustment	—	—	—	—	1,358	—	1,358
Net loss	—	—	—	—	—	$(2,458,552)	(2,458,552)
Balance, September 30, 2024	70,466,103	$70,464	$336,420	$122,035,163	$62,856	$(137,189,522)	$(14,684,619)

See accompanying notes to consolidated financial statements (unaudited).

Mobivity Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net Loss	$(8,604,594)	$(7,228,914)
Net income (loss) from discontinued operations	(79,816)	4,207,458
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,692	37,410
Stock-based compensation	400,021	14,849
Stock-based compensation from restricted stock	243,747	636,612
Loss on disposal of fixed assets	6,875	—
Depreciation and amortization expense	17,791	48,341
Amortization of Debt Discount	550,703	372,847
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(491,038)	(101,693)
Other current assets	—	—
Other assets	(18,226)	—
Accounts payable	257,218	471,102
Prepaid Expenses	19,247	(131,933)
Accrued interest	1,583,021	1,009,822
Accrued and deferred personnel compensation	263,646	15,939
Other liabilities - current	(269,968)	219,691
Lease Operating Assets	(40,166)	(35,161)
Deferred revenue and customer deposits	(105,716)	(134,788)
Net cash and restricted cash used in operating activities of continuing operations	(6,265,563)	(598,418)
Net Cash and restricted cash used in operating activities of discontinuing operations	294,596	(4,806,610)
Net cash and restricted cash used in operating activities	$(5,970,967)	$(5,405,028)

INVESTING ACTIVITIES
Cash paid for patent equipment	—	(8,768)
Purchases of equipment	(2,400)	(4,559)
Net cash and restricted cash used in investing activities	(2,400)	(13,327)

FINANCING ACTIVITIES
Payments on notes payable	—	(7,035)
Proceeds from Related Party Debt	6,115,680	5,325,000
Proceeds from Notes Payable	250,000	—
Net cash and restricted cash provided by (used in) financing activities	6,365,680	5,317,965

Effect of foreign currency translation on cash flow	1,987	216,445

Net Change in cash and restricted cash	394,300	116,055
Cash and restricted cash at beginning of period	$1,395,983	$416,395
Cash and restricted cash at end of period	1,790,283	532,450

Supplemental disclosures
Interest paid	$—	$—

Non Cash investing and financing activities:
Fair value of options issued with related party debt	$311,884	$1,389,673
Shares issued for settlement of debt - related party	$934,551	$701,554
Shares issued from stock-payable	$698,994	$—
AP exchange for related party notes payable	$1,000,000	$—
AP exchange for notes payable	$175,000	$—

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

On September 25, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with SMS Factory, Inc., a Florida corporation (“SMS Factory”). Pursuant to the Asset Purchase Agreement, SMS Factory purchased all of the right, title and interest in the Company’s SMS/MMS text messaging customer accounts, excluding certain Excluded Assets (as defined in the Asset Purchase Agreement) utilized in the operation of the Company’s SMS/MMS text messaging platform business (the “Business Assets”) effective as of September 25, 2024 (the “Closing Date”). Given that the effect of the Asset Purchase Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of discontinued operations, the assets, liabilities, and operating results of Mobivity Holdings Corp have been classified as discontinued operations as of September 30, 2024 and December 31, 2024 and for the nine months ended September 30, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

As of June 30, 2025, a total of $1,655,318 was available and $134,965 was held in restricted cash accounts.

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

As of September 30, 2025, and December 31, 2024 we recorded an allowance for doubtful accounts of $61,420 and $44,752, respectively.

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

The Company’s evaluation of its goodwill and intangible assets resulted in no impairment charges for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company evaluates the future recoverability of capitalized software development costs on an annual basis. For products that have been released in prior years, the primary evaluation criterion is ongoing relations with the customer. The Company’s evaluation of its capitalized software development assets resulted in no impairment charges for the three months ended September 30, 2025 and 2024, respectively.

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

During the nine months ended September 30, 2025 and 2024, two customers accounted for 69% and 52% of our revenues, respectively.

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

For the three months ended September 30, 2025 and 2024, the comprehensive loss was $3,302,765, and $2,457,194 respectively.

For the nine months ended September 30, 2025 and 2024 , the comprehensive loss was $8,603,053 and $7,012,227 respectively.

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

Advertising Expense

Direct advertising costs are expensed as incurred and consist primarily of trade shows, sales enablement, content creation, paid engagement and other direct costs. Advertising expense was $284,048 and $151,953 for the nine months ended September 30, 2025 and 2024, respectively.

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

Net Loss Per Common Share

Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase, and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During the three and nine months ended September 30, 2025 and 2024, we had securities outstanding which could potentially dilute basic earnings per share in the future. Stock-based compensation, stock options and warrants were excluded from the computation of diluted net loss per share when their effect would have been anti-dilutive.

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

The following table presents a reconciliation of the carrying amounts of the major classes of these assets and liabilities to the current assets and liabilities of discontinued operations as presented on the Company’s Consolidated Balance Sheet:

	As of September 30, 2025	As of December 31, 2024
Assets
Current assets
Accounts receivable	$—	$214,779

Total Assets	$—	$214,779

The following table provides details about the major classes of line items constituting “Income from discontinued operations” as presented on the Company’s Consolidated Statements of Loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$-	$1,072,865	460,858	$3,473,012
Cost of Revenue	6,318	570,704	383,776	2,093,161
Gross Profit	(6,318)	502,161	77,082	1,379,851

Operating Expenses
Bad Debt Expense	61,411	(29,232)	29,910	70,428
General and administrative	21,759	476,788	90,467	1,381,340
Sales and marketing	—	566,510	18,524	1,837,504
Engineering, research and development	—	738,649	17,997	2,254,966
	—	2,360	0	13,335
Total operating expenses	83,170	1,755,075	156,898	5,557,573

Foreign currency gain	—	—	—	(25)
Loss on settlement of debt	—	(30,896)	—	(29,711)
Total other income/(expense)	—	(30,896)	—	(29,736)
Income (Loss) from Operations	(89,488)	(1,283,810)	(79,816)	(4,207,458)

Net Income (Loss) from Discontinued Operations	$(89,488)	$(1,283,810)	$(79,816)	$(4,207,458)

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

4. Going Concern

The Company had $1,655,318 of cash as of September 30, 2025. The Company had a net loss of $8.6 million for the nine months ended September 30, 2025, and used $5,970,967 of cash in our operating activities during that time. In the nine months ended September 30, 2024 the Company had a net loss of $7.2 million and used $5,405,028 of cash in our operating expenses. The Company raised $6.1 million in cash from convertible notes issued during 2025. The Company raised $5.3 million in cash convertible notes issued during 2024.

Our additional cash from our convertible notes along with our expected cash flow from operations, may not be sufficient to fund our 12-month plan of operations, and there can be no assurance that we will not require significant additional capital within 12 months.

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $148.8 million as of September 30, 2025. Further losses are anticipated in the development of the Company’s business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next 12 months with proceeds from the sale of securities, and/or revenues from operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

5. Intangibles

Intangible assets

The following table presents details of our purchased intangible assets as of September 30, 2025 and December 31, 2024:

	Balance at December 31, 2024	Additions	Impairments	Amortization	Foreign Exchange and Other	Balance at September 30, 2025
Patents and trademarks	$55,689	$2,400	$—	$(6,010)	$—	$52,079
	$55,689	$2,400	$—	$(6,010)	$—	$52,079

The intangible assets are being amortized on a straight-line basis over their estimated useful lives of one year to twenty years.

Amortization expense for intangible assets was $2,099 and $1,666 for the three months ended September 30, 2025 and 2024 respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

Amortization expense for intangible assets was $6,010 and $10,858 for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

The estimated future amortization expense of our intangible assets as of September 30, 2025 was as follows:

Year ending December 31,	Amount
2025	$6,298
2026	$8,398
2027	$8,398
2028	$8,398
2029	$8,398
Thereafter	$12,189
Total	$52,079

6. Operating Lease Assets

The Company entered into a lease agreement on February 1, 2021, for 8,898 square feet, for its office facilities in Chandler, AZ through January 2027. Monthly rental payments, excluding common area maintenance charges, are $25,953 to $28,733. The first twelve months of the lease included a 50% abatement period and a deposit of $110,000 was required. The lessor contributed $110,000 towards the purchase of office furniture as part of the lease agreement. As of September 30, 2025, we have an operating lease asset balance of $357,210 and an operating lease liability balance of $436,278 recorded in accordance with ASC 842, Leases (ASC “842”).

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

The following are additional details related to leases recorded on our balance sheet as of September 30, 2025:

Leases	Classification	Balance at September 30, 2025
Assets
Current
Operating lease assets	Operating lease assets	$—
Noncurrent
Operating lease assets	Noncurrent operating lease assets	$357,210
Total lease assets		$357,210

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$322,944
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	$113,334
Total lease liabilities		$436,278

The maturity analysis below summarizes the remaining future undiscounted cash flows for our operating leases, a reconciliation to operating lease liabilities reported on the Condensed Consolidated Balance Sheet, our weighted-average remaining lease term, and weighted average discount rate:

Year ending December 31,
2025	$—
2026	84,531
2027	344,242
2028	28,732
2029	—
Thereafter	—
Total future lease payments	457,505
Less: imputed interest	(21,227)
Total	$436,278

Weighted Average Remaining Lease Term (years)
Operating leases	1.33

Weighted Average Discount Rate
Operating leases	6.75%

7. Notes Payable and Interest Expense

The following table presents details of our notes payable as of September 30, 2025 and December 31, 2024:

Facility	Maturity	Interest Rate	Balance at September 30, 2025	Balance at December 31, 2024
Related Party Unsecured Promissory Note - Principal	July 31, 2026	15%	271,875	271,875
Related Party Secured Promissory Note	March 31, 2027	15%	5,873,125	5,873,125
Related Party Convertible Notes	various	8%	10,350,000	8,850,000
Convertible Notes	June 30,2026	8%	250,000	250,000
Related Party Senior Secured Convertible Notes	Various	15%	1,575,000	—
Senior Secured Convertible Notes	Various	15%	425,000	—
Related Party Senior Secured Notes - Round 2	Various	15%	4,040,680	—
Total Notes Payable Principal			22,785,680	15,245,000
Less Total Debt Discount			(1,295,739)	(1,534,558)
Total Debt			21,489,941	13,710,442
Less current portion			(4,620,078)	(2,315,703)
Long-term debt, net of current portion			$16,869,863	$11,394,739

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

During the nine months ended September 30, 2025, a total of $41,348 of equity payable was converted into 147,242 shares of common stock and a $6,645 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of September 30, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $30,926 that was recorded to Equity Payable.

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

During the nine months ended September 30, 2025, a total of $893,204 of equity payable was converted into 3,180,740 shares of common stock and a $143,554 loss on settlement of debt was recorded. The shares were convertible and converted on the last day of the quarter, based on a 90-day volume-weighted average price (VWAP) of $0.2514, while the stock price on the conversion date was $0.4117, leading to a loss. As of September 30, 2025, the Company had a principal total of $5,873,125, a debt discount balance of $120,651 for a net principal balance of $5,752,474 and accrued interest of $668,068 that was recorded to equity payable.

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

During the third quarter of 2025 the Company issued 1 Convertible Notes payable to Thomas B. Akin for $300,000. As an inducement we issued 500,000 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the nine months ended September 30, 2025 the company recorded $570,911 of interest expense in connection with the related party convertible notes and $481,500 in amortized debt discount in connections with related party convertible notes. As of September 30, 2025 the Convertible Notes issued to related parties had a principal balance of $10,350,000 with a debt discount of $1,161,759 for a net principal balance of $9,188,241 and accrued interest of $1,047,065.

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

During the first quarter of 2025 the Company issued 7 Convertible Notes payable to related party investors for $1,575,000. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of September 30, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $159,195.

Related Party Senior Secured Notes - Round 2

During the third quarter of 2025 the Company issued 11 Convertible Notes payable to related party investors for $4,040,681. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of September 30, 2025 the Convertible Notes had a principal balance of $4,040,680 and accrued interest balance of $100,694

Convertible Notes

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

During the nine months ended September 30, 2025 the company recorded accrued interest of $14,717 in connection with convertible notes and $8,877 in amortized debt discount.

As of September 30, 2025 the Convertible Notes had a principal balance of $250,000 with a debt discount of $13,329 for a net principal balance of $236,671 and accrued interest of $36,408.

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

During the first quarter of 2025 the Company issued 10 Senior Secured Convertible Notes payable for $425,000. Simple interest on the unpaid principal balance of the Senior Secured Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Senior Secured Convertible Notes are payable in one installment three years from the date of the Senior Secured Convertible Note. As of September 30, 2025 the Convertible Notes had a principal balance of $425,000 and accrued interest of $38,514.

Interest Expense

Interest expense was $820,777 and $529,841 during the three months ended September 30, 2025 and 2024, respectively.

Interest expense was $2,140,792 and $1,429,977 during the nine months ended September 30, 2025 and 2024, respectively.

8. Common Stock and Equity Payable

Common Stock and Equity Payable

2024

On June 30, 2024 a total of $445,379 of interest was accrued and settled to equity payable for the issuance of 1,093,267 shares of common stock. A loss on conversion of debt was of $65,407 was recognized.

On June 30, 2024 a total of $20,617 of interest was accrued and settled to equity payable for the issuance of 50,609 shares of common stock. A loss on conversion of debt was of $3,028 was recognized.

On September 30, 2024 a total of $225,136 of interest was accrued and settled to equity payable for the issuance of 964,593 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the related-party nature of the debt.

On September 30, 2024 a total of $10,422 of interest was accrued and settled to equity payable for the issuance of 44,653 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the related-party nature of the debt.

During the nine months ended September 30, 2024 2,516,394 shares were issued for $1,355,081 from equity payable and $235,558 equity payable was recorded.

As of the nine months ended September 30, 2024 we had an equity payable balance of $336,420.

2025

On January 24, 2025 a total of 1,860,123 shares of common stock were granted from equity payable to Thomas Akin as settlement of $450,272 of interest payable and the Company recorded a loss on settlement of debt of $143,554. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On January 24, 2025 a total of 86,109 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $20,844 of interest payable and the Company recorded a loss on settlement of debt of $6,645. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On March 31, 2025 a total of $220,242 of interest was accrued and settled to equity payable for the issuance of 620,821 shares of common stock.

No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On March 31, 2025 a total of $10,195 of interest was accrued and settled to equity payable for the issuance of 28,739 shares of common stock.

No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On June 30, 2025 a total of $222,689 of interest was accrued and settled to equity payable for the issuance of 699,796 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On June 30, 2025 a total of $10,309 of interest was accrued and settled to equity payable for the issuance of 32,394 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On July 15, 2025 a total of 620,821 shares of common stock were granted from equity payable to Thomas Akin as settlement of $220,242 of interest payable. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On July 15, 2025 a total of 28,739 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $10,195 of interest payable.

No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On July 15, 2025 a total of  182,511 shares were issued shares were issued to Dennis Becker, a former director. The shares were issued based on the total Restricted Stock Units earned by Mr. Becker as director compensation that were fully vested as of March 30, 2025. Restricted stock expense is recorded on the date it vests and no expense was recognized during the nine months ended September 30, 2025.

On July 23, 2025 a total of 699,796 shares of common stock were granted from equity payable to Thomas Akin as settlement of $222,689 of interest payable. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On July 23, 2025 a total of 32,394 shares of common stock were granted from equity payable to Talkot Fund LP as settlement of $10,309 of interest payable. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On September 30, 2025 a total of $225,136 of interest was accrued and settled to equity payable for the issuance of 886,394 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

On September 30, 2025 a total of $10,422 of interest was accrued and settled to equity payable for the issuance of 41,031 shares of common stock. No gain or loss was recognized upon the conversion of the notes payable due to the recurring related-party nature of the debt.

During the nine months ended September 30, 2025, the Company issued 3,327,982 shares for $934,551 from equity payable. A total of $698,994 of interest was accrued and settled to equity payable.

As of the September 30, 2025 the Company had an equity payable balance of $336,421. These shares consist of $235,558 interest payable to be settled into 927,425 shares and $100,862 in RSU’s payable of 93,390 shares.

Stock-based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2025.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	7,297,355	$0.90	7.28
Granted	260,000	$—	—
Forfeited/canceled	(981,020)	$—	—
Expired	(2,178,335)	$—
Outstanding at December 31, 2024	4,398,000	$0.92	7.40
Forfeited/canceled	(237,919)	$—	—
Expired	(209,581)	$—	—
Outstanding at September 30, 2025	3,950,500	$0.96	5.78

Expected to vest at September 30, 2025	3,950,500	$0.96	6.67
Exercisable at September 30, 2025	2,829,189	$0.94	6.30
Unrecognized expense at September 30, 2025	$656,084		—

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

2025

During the nine months ended September 30, 2025 no employee stock options were issued.

During the nine months ended September 30, 2025 we had a total stock-based compensation expense of $643,768 this is comprised of $243,747 in restricted stock unit compensation expense, and $400,021 of stock-based compensation expense for employee options.

Stock-Based Compensation Expense from Stock Options and Warrants

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$3,060	$3,261	$9,486	$(35,842)
Sales and marketing	100,751	105,100	301,357	301,245
Engineering, research, and development	29,289	40,429	89,178	127,461
	$133,100	$148,790	$400,021	$392,864

Valuation Assumptions

The fair value of each stock option award was calculated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,
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

Restricted stock units

The following table summarizes restricted stock unit activity under our stock-based plans for the year ended December 31, 2024 and for the nine months ended September 30, 2025:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,799,025	$0.94	—	$1,691,084
Awarded	912,555	$0.36	—	$328,520
Outstanding at December 31, 2024	2,711,580	$0.75	—	$2,033,685
Awarded	856,840	$0.28	—	$239,915
Outstanding at September 30, 2025	3,568,420	$0.61	—	$2,176,736

Expected to vest at September 30, 2025	3,568,420	$0.61	—	$2,176,736
Vested at September 30, 2025	3,568,420	$0.61	—	$2,176,736
Unvested at September 30, 2025	—
Unrecognized expense at September 30, 2025	$—

20

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

In the nine months ended September 30, 2024 the Company recorded $243,749 in restricted stock expense as board compensation.

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

On September 30, 2025 the Company granted five independent directors a total of 338,540 restricted stock units. The units were valued at $81,249 or $.434 per share, based on the closing stock price on the date of the grant. All units vested immediately. The shares of common stock associated with the restricted stock units will be issued to each director upon the earliest to occur of (A) September 30, 2028, (B) a change in control of the Company, and (C) the termination of the director’s service with the Company.

In the nine months ended September 30, 2025, the Company recorded $162,497 in restricted stock expense as board compensation.

Stock Based Compensation from Restricted Stock

The impact on our results of operations of recording stock-based compensation expense for restricted stock units for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative	$81,250	$81,250	$243,747	$243,749
	$81,250	$81,250	$243,747	$243,749

As of September 30, 2025, there was no unearned restricted stock unit compensation.

Warrants

The following table summarizes investor warrants as of September 30, 2025 and the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	10,163,222	$0.94	2.27
Granted	11,458,324	$—	—
Canceled/forfeited/expired	(20,339)	$—	—
Outstanding at December 31, 2024	21,601,207	$0.94	2.48
Granted	2,499,998	$—	—
Exercised	—	$—	—
Canceled/forfeited/expired	(1,452,545)	$—	—
Outstanding at September 30, 2025	22,648,660	$0.69	1.52

21

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

During the second quarter of 2024, one warrant holders was issued 3,499,997 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $2,100,000. The Company recorded a discount of $371,242 related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 91% and an option fair value of $0.1768.

During the third quarter of 2024, one warrant holders was issued 2,124,999 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $1,275,000. The Company recorded a discount of $176,219 related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 104% and an option fair value of $0.1403.

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

During the third quarter of 2025, one warrant holders was issued 500,000 warrants as an inducement for Convertible Notes issued at the exercise price of $.60 per share, resulting in additional capital of $300,000. The Company recorded $25,285, of stock-based expense related to warrants issued with issuance of convertible notes. The total estimated value of the warrants using the Black-Scholes Model is based on an average volatility rate of 144% and an option fair value of $0.2011.

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

The following table presents assets that are measured and recognized at fair value as of September 30, 2025 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$52,079	$—

The following table presents assets that are measured and recognized at fair value as of December 31, 2024 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Goodwill (non-recurring)	$—	$—	$—	$—
Intangibles, net (non-recurring)	$—	$—	$55,689	$—

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

Operating Lease

As of September 30, 2025, we have an operating lease asset balance for this lease of $357,210 and an operating lease liability balance for this lease of $436,278 recorded in accordance with ASC 842.

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

During the nine months ended September 30, 2025, a total of $30,926 of accrued interest from equity payable was converted into 102,164 shares of common stock. As of September 30, 2025, the Company had an outstanding principal balance of $271,875, and accrued interest of $$30,926 that was recorded to Equity Payable.

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

During the nine months ended September 30, 2025, a total of $668,068 of accrued interest from equity payable was converted into 2,206,981 shares of common stock. As of September 30, 2025, the Company had a principal total of $5,873,125, a debt discount balance of $120,651 for a net principal balance of $5,752,474 and accrued interest of $668,068 that was recorded to Equity Payable.

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

During the third quarter of 2025 the Company issued 1 Convertible Notes payable to Thomas B. Akin for $300,000. As an inducement we issued 500,000 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

During the nine months ended September 30, 2025 the company recorded $570,911 of interest expense in connection with the related party convertible notes and $481,500 in amortized debt discount in connections with related party convertible notes. As of September 30, 2025 the Convertible Notes issued to related parties had a principal balance of $10,350,000 with a debt discount of $1,161,759 for a net principal balance of $9,188,241 and accrued interest of $1,047,065.

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

As of September 30, 2025 the Convertible Notes had a principal balance of $1,575,000 and accrued interest balance of $159,195.

Related Party Senior Secured Notes - Round 2

During the third quarter of 2025 the Company issued 11 Convertible Notes payable to related party investors for $4,040,681. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note. As of September 30, 2025 the Convertible Notes had a principal balance of $4,040,680 and accrued interest balance of $100,694

For more details regarding the three related party transactions, please refer to Note 7 - Notes Payable and Interest Expense.

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

The following table shows net sales by operating segment:

Customer Acquisition and Engagement segment
Revenues	$2,305,942
Less:
Customer Acquisition Costs	1,359,367
Dues and Subscriptions	60,457
Legal and Accounting and Professional Fees	674,073
Travel Expense	55,923
Administrative Expenses	1,041,265
Advertising Expense	351,522
Payroll and Related Expense	4,536,276
Outside Services	547,018
Interest Expense	2,140,789
Other Expenses (1)	64,030
Customer Acquisition and Engagement segment Net Income	$(8,524,778)

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

14. Subsequent Events

On November 7, 2025, SMS Factory, Inc. (“SMS”) filed a complaint against the Company in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (the “Action”). The complaint relates to an Asset Purchase Agreement dated September 25, 2024 (the “APA”) pursuant to which SMS purchased certain SMS/MMS text messaging customer accounts from the Company and agreed to pay the Company an earn-out based on gross profit for a two-year measurement period, including a $303,000 cash prepayment at closing to be applied against future earn-out payments. SMS seeks monetary damages in excess of $50,000, as well as pre- and post-judgment interest, attorneys’ fees and costs, and other relief, and has demanded a jury trial.

The Company denies the allegations and intends to vigorously defend against the Action. At this time, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter. Accordingly, the previous accrual of revenue has been recorded to bad debt allowance as of September 30, 2025]. The Company will continue to evaluate this matter and will record an accrual when a loss is probable and the amount can be reasonably estimated, or will provide additional disclosure as further information becomes available.

In connection with the Action, the Company has filed a counterclaim against SMS arising out of the same Asset Purchase Agreement dated September 25, 2024 and related post-closing conduct. The Company’s counterclaim alleges, among other things, that SMS failed to comply with its contractual obligations under the APA, including obligations related to the earn-out calculation and reconciliation process, and seeks monetary damages, offsets and/or recoupment of amounts claimed by SMS, attorneys’ fees and costs, and other relief.

Any potential recovery associated with the Company’s counterclaim represents a gain contingency in accordance with ASC 450, Contingencies. Accordingly, no amounts have been recognized in the accompanying financial statements as of September 30, 2025. The Company will recognize a gain, if any, when realization is probable and the amount is reasonably estimable.

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

During the third quarter of 2025 the Company issued 1 Convertible Notes payable to Thomas B. Akin for $300,000. As an inducement we issued 500,000 warrants to purchase shares of our common stock at $.60 per share. Simple interest on the unpaid principal balance of this Note will accrue at the rate of 8.0% per annum. Accrual of interest will commence on the date of The Convertible Note, will continue until this Note is fully paid, and will be payable in a single installment at maturity three years from the date the Convertible Note was issued.

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

Related Party Senior Secured Notes - Round 2

During the third quarter of 2025 the Company issued 11 Convertible Notes payable to related party investors for $4,040,681. Simple interest on the unpaid principal balance of the Convertible Note will accrue at the rate of 15% per annum. and automatically convert into the same equity securities issued for cash in the Qualified Financing, or at the option of the Investors, into the same equity securities issued for cash in a Corporate Transaction, each as the Convertible Note. Interest on the Convertible Notes will be accreted and added to the unpaid principal balance prior to conversion. The Convertible Notes are payable in one installment three years from the date of the Convertible Note.

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

Revenues for the three months ended September 30, 2025, were $853,614 an increase of $627,406 compared to $226,208 for the same period in 2024.

Revenues for the nine months ended September 30, 2025, were $2,305,942 an increase of $1,405,934 compared to $900,008 for the same period in 2024.

This increase is primarily due to an increase of Connected Rewards revenue.

Cost of Revenues

Cost of revenues consists primarily of cloud-based software licensing fees, short code maintenance expenses, messaging-related expenses, and other expenses.

Cost of revenues for the three months ended September 30, 2025, was $591,763, an increase of $471,638, or 393%, compared to $120,125 for the same period in 2024.

Cost of revenues for the nine months ended September 30, 2025, was $1,359,367, an increase of $818,206 , or 151% , compared to $541,161 for the same period in 2024.

This increase is primarily due to an increase in Connected Rewards revenue resulting in a higher cost of good sold.

Bad Debt Expense

Bad Debt expense for the three months ended June 30, 2025 was $0, an decrease of a $7,575 gain, or 100%, compared to a gain of $7,575 for the three months ended September 30, 2024 . This decrease is due to a decrease in invoice aged past 90 days.

Bad Debt expense for the nine months ended September 30, 2025 was $1,692, an decrease of $13,157, or 89%, compared to $14,849 for the three months ended September 30, 2024 . This decrease is due to a decreasel invoices aged past 90 days.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, consulting costs, and other expenses.

General and administrative expenses increased $821,946, or 357%, to $1,051,914, during the three months ended September 30, 2025, compared to $229,968 for the same period in 2024. The increase in general and administrative expenses was primarily due to an increase in software fees, legal fees and payroll expenses.

General and administrative expenses increased $1,844,477, or 340%, to $2,387,467, during the nine months ended September 30, 2025, compared to $542,990 for the same period in 2024. The increase in general and administrative expenses was primarily due to an increase in share based expense for warrants issued, legal fees and payroll expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expenses, consulting costs, and other expenses.

Sales and marketing expenses increased $661,384, or 335%, to $859,097 during the three months ended September 30, 2025, compared to $197,713 for the same period in 2024. The increase is primarily due to an increase in consulting fees and payroll expenses.

Sales and marketing expenses increased $2,080,017, or 384%, to $2,621,779 during the nine months ended September 30, 2025, compared to $541,762 for the same period in 2024. The increase is primarily due to an increase in consulting fees and payroll expenses.

Engineering, Research & Development

Engineering, research & development costs include salaries, stock-based compensation expenses, travel, consulting costs, and other expenses.

Engineering, research & development expenses increased $415,566, or 128%, to $739,318 during the three months ended September 30, 2025, compared to $323,752 for the same period in 2024. This increase is primarily due to a increase in payroll expense and consultant fees.

Engineering, research & development expenses increased $1,452,249, or 173%, to $2,292,456 during the nine months ended September 30, 2025, compared to $840,207 for the same period in 2024. This increase is primarily due to a decrease in payroll expense and consultant fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on our equipment and amortization of our intangible assets.

Depreciation and amortization expense increased $3,937, or 643%, to $4,549 during the three months ended September 30, 2025 compared to $612 for the same period in 2024.This increase is primarily due to increase in intangible and fixed assets.

Depreciation and amortization expense increased $14,979, or 533% to $17,791 during the nine months ended September 30, 2025 compared to $2,812 for the same period in 2024.This increase is primarily due to increase in intangible and fixed assets.

Interest Expense

Interest expense increased $290,936, or 55%, to $820,777 during the three months ended September 30, 2025, compared to $529,841 in the same period in 2024. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Interest expense increased $710,815, or 50%, to $2,140,792 during the nine months ended September 30, 2025, compared to $1,429,977 in the same period in 2024. This increase in interest expense is primarily related to the increased balance on related party notes payable and the issuance of Convertible Notes.

Settlement Losses

Settlement losses consist of legal settlement for TCPA settlements.

Settlement losses for the three months ended September 30, 2025 and 2024 were $0 and $0, respectively.

Settlement losses for the nine months ended September 30, 2025 and 2024 were $2,500 and $0, respectively.

Loss on Sale of Fixed Assets

Loss on sale of fixed assets consists of an asset being sold for less than its carrying value.

Loss on sale of fixed assets for three months ended June 30, 2025 and 2024 was $0 and $6,514, respectively.

Loss on sale of fixed assets for nine months ended September 30, 2025 and 2024 was $6,876 and $6,514, respectively

Foreign Currency

The Company’s financial results are impacted by volatility in the Canadian/U.S. Dollar exchange rate. The average U.S. Dollar exchange rate for the three and nine months ended September 30, 2025, was $1 Canadian equals $0.70 U.S. Dollars, respectively. This compares to an average rate of $1 Canadian equals $0.74 during the same period in 2024. The Company’s functional or measurement currency is the U.S. Dollar. Based on a U.S. Dollar functional currency, the following are the key areas impacted by foreign currency volatility:

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

The change in foreign currency was a gain of $555 and a loss of $1,358 for the three months ended September 30, 2025 and 2024, respectively.

The change in foreign currency was a gain of $1,541 and a gain of $216,687 for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of September 30, 2025, we had current assets of $2,581,484, including $1,655,318 in cash, and current liabilities of $10,148,984, resulting in a working capital deficit of $7,567,500.

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

Cash Flows

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,970,967)	$(5,405,028)
Investing activities	(2,400)	(13,327)
Financing activities	6,365,680	5,317,965
Effect of foreign currency translation on cash flow	1,987	216,445
Net change in cash	$394,300	$116,055

Operating Activities

We used cash and restricted in operating activities totaling $5,970,967 during the nine months ended September 30, 2025 and used cash and restricted cash in operating activities totaling $5,405,028 during the nine months ended September 30, 2024. Key drivers of the cash used in operating activities are the net loss of $8,524,778 , a net loss from discontinued operations of $79,816, changes to accounts receivable of $491,038, accrued interest of $1,583,021, stock-based compensation of $400,021 , stock-based compensation expense for RSU’s of $243,747 accounts payable of $257,218, and amortization of debt discount of $550,703.

Investing Activities

Investing activities during the nine months ended September 30, 2025 were $2,400 compared to $4,559 in the nine months ended September 30, 2024.

Financing Activities

Financing activities during the nine months ended September 30, 2025 consisted of $6,115,680 of proceeds from related party convertible notes and $250,000 in convertible notes compared to $5,325,000 of related party convertible notes in the nine months ended September 30, 2024 Payments of $0 were made on notes payable compared to $7,035 in the same period in 2024.

Critical Accounting Estimates

We have adopted various accounting policies to prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates, judgments, and assumptions. Our significant accounting policies and estimates are disclosed in Note 2 to the accompanying notes to the condensed consolidated financial statements. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Principal Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. “Disclosure controls and procedures,” as defined in Exchange Act Rule 13a-15(e), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Principal Executive Officer and Interim Chief Financial Officer, concluded that as of September 30, 2025 our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Mobivity Holdings Corp.

Date: December 29, 2025	By:	/s/ Bryce D. Daniels
Bryce D. Daniels
President
(Principal Executive Officer)

Date: December 29, 2025	By:	/s/ Skye Fossey-Tomaske
Skye Fossey-Tomaske
Interim Chief Financial Officer (Principal Accounting Officer)

